Form 10-Q
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1996-05-16
CIK 912046

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                       MARCH 31, 1996
                               ------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from______________________to_________________________

Commission file number               033-99994
                      _________________________________________________________

     CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED, A MARYLAND CORPORATION
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

         MARYLAND                                             13-3726306
________________________________________________________________________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
________________________________________________________________________________
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
________________________________________________________________________________
             (Registrant's telephone number, including area code)


________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                      [X] YES [_] NO

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                      [_] YES [_] NO


               8,972,057 shares of common stock; $.001 Par Value
                          outstanding at May 10, 1996

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                               AND SUBSIDIARIES



                                     INDEX



                                                            Page No.
                                                            --------

PART I
- ------

Item 1. - Financial Information*

  Consolidated Balance Sheets, December 31, 1995
  and March 31, 1996                                           2

  Consolidated Statements of Income for the three
  months ended March 31, 1995 and 1996                         3

  Consolidated Statement of Cash Flows for the three months
  ended March 31, 1995 and 1996                                4

  Notes to Consolidated Financial Statements                   5-10


Item 2. - Management's Discussion of Operations                11-12


PART II
- -------

Item 4. - Submission of Matters to a Vote of Security Holders  13


Item 6. - Exhibits and Reports on Form 8-K                     13


Signatures                                                     14



* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,     March 31,
                                                                                                  1995           1996
                                                                                              -------------  -------------
                                                                                                 (Note)       (Unaudited)
          ASSETS:
     Land and buildings, net of accumulated
       depreciation of $390,307 at December 31, 1995
       and $569,858 at March 31, 1996                                                          $35,058,832   $ 38,684,188
     Net investment in direct financing leases                                                  13,545,609     40,747,890
     Equity investments                                                                         10,382,492     15,865,178
     Cash and cash equivalents                                                                  20,239,764     14,570,877
     Deferred offering costs                                                                     1,066,262        982,406
     Accrued interest and rents receivable                                                         738,102      1,608,265
     Other assets                                                                                  141,716        195,721
                                                                                               -----------   ------------
           Total assets                                                                        $81,172,777   $112,654,525
                                                                                               ===========   ============

          LIABILITIES:
     Limited recourse mortgage notes payable                                                   $18,127,538   $ 33,150,982
     Accrued interest payable                                                                      136,086        188,531
     Accounts payable to affiliates                                                              2,499,284      2,867,278
     Accounts payable and accrued expenses                                                         104,141        335,392
     Dividends payable                                                                           1,189,830        617,148
     Security deposit                                                                              667,581      1,392,581
     Prepaid rental income                                                                         217,000        413,667
     Deferred acquisition fees payable to an affiliate                                           1,577,639      2,539,464
                                                                                               -----------   ------------
           Total liabilities                                                                    24,519,099     41,505,043
                                                                                               -----------   ------------
     Commitments and contingencies
     Common stock subject to redemption
       Common stock, $.001 par value;
       526,921 shares issued and outstanding
       at December 31, 1995                                                                      5,269,210

          SHAREHOLDERS' EQUITY:
     Common stock, $.001 par
       value; authorized 40,000,000
       shares; 6,027,868 and 8,135,902
       issued and outstanding shares at
       December 31, 1995 and March 31, 1996                                                          6,028          8,136
     Additional paid-in capital                                                                 52,488,567     71,843,488
     Dividends in excess of accumulated earnings                                                (1,110,127)      (702,142)
                                                                                               -----------   ------------
           Total shareholders' equity                                                           51,384,468     71,149,482
                                                                                               -----------   ------------
           Total liabilities and shareholders' equity                                          $81,172,777   $112,654,525
                                                                                               ===========   ============
     The accompanying notes are an integral part of the consolidated financial statements.

     Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                       Three Months Ended
                                 March 31, 1995  March 31, 1996
                                 --------------  --------------

Revenues:
  Rental income from operating
   leases                              $225,553      $  930,576
  Interest income from direct
   financing lease                      196,007         616,333
  Other interest income                 115,576         345,433
                                       --------      ----------
                                        537,136       1,892,342
                                       --------      ----------

Expenses:
  Interest on mortgage                  203,174         567,996
  General and administrative            159,884         360,468
  Property expense                      112,846         259,892
  Depreciation                           43,518         179,551
  Amortization                            1,171           6,052
                                       --------      ----------
                                        520,593       1,373,959
                                       --------      ----------

  Income before income
   from equity investments               16,543         518,383

Income from equity
 investments                            338,743         507,331
                                       --------      ----------

    Net income                        $ 355,286      $1,025,714
                                      =========      ==========


Net income per share                      $ .12           $ .13
                                          =====           =====


Weighted average shares               2,867,882       7,836,032
                                      =========       =========


     The accompanying notes are an integral part of the consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three Months Ended
                                                                           March 31,
                                                                 ----------------------------------
                                                                        1995           1996
                                                                 ----------------------------------
Cash flows from operating activities:
  Net income                                                     $    355,286   $  1,025,714
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Depreciation and amortization                                        44,689        185,603
  Other noncash items                                                 (22,617)       (25,483)
  Income from equity investments                                     (338,743)      (507,331)
  Distributions received from equity investments                      306,573        351,870
  Receipt of tenant security deposits                                 342,581        725,000
  Decrease (increase) in other assets                                 147,010       (654,710)
  Increase in accrued interest payable                                 94,965         52,445
  Increase in prepaid rental income                                                  196,667
  Increase in accrued interest and rents receivable                  (126,070)       (54,005)
  Increase in accounts payable to affiliates (a)                      197,538        507,280
  (Decrease) increase in accounts payable and
   accrued expenses (a)                                                  (725)       138,321
                                                                 ------------   ------------
    Net cash provided by operating activities                       1,000,487      1,941,371
                                                                 ------------   ------------

Cash flows from investing activities:
  Purchases of real estate and additional capitalized costs (b)   (15,343,546)   (30,145,880)
  Purchase of interest in equity investment (b)                                   (5,201,225)
  Purchase of stock warrants                                                        (124,000)
  Additional contribution to equity investments                       (14,958)
  Capital distribution from equity investment                       1,375,000
                                                                 ------------   ------------
    Net cash used in investing activities                         (13,983,504)   (35,471,105)
                                                                 ------------   ------------

Cash flows from financing activities:
  Proceeds from mortgages                                           6,250,000     15,200,000
  Payments on mortgage principal                                      (13,948)      (176,556)
  Proceeds from stock issuance, net of costs                        5,281,703     14,125,319
  Deferred financing costs                                                           (97,505)
  Dividends paid                                                     (345,751)    (1,190,411)
                                                                 ------------   ------------
    Net cash provided by financing activities                      11,172,004     27,860,847
                                                                 ------------   ------------
      Net decrease in cash and cash equivalents                    (1,811,013)    (5,668,887)
Cash and cash equivalents,beginning of period                      10,661,712     20,239,764
                                                                 ------------   ------------
  Cash and cash equivalents, end of period                       $  8,850,699   $ 14,570,877
                                                                 ============   ============
Supplemental disclosure of cash flows information:

      Interest paid                                              $    108,209    $   515,551
                                                                 ============    ===========

     (a) Excludes changes which relate to the raising of capital (financing activities) rather than the Company's operations.
     (b) Excludes amounts capitalized which relate to deferred acquisition fees payable to an affiliate.

     The accompanying notes are an integral part of the consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of Corporate Property Associates 12 Incorporated and its wholly-owned subsidiaries (the "Company"). For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Note 2. Organization and Offering:
             -------------------------

     The Company was formed on July 30, 1993 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. The Company qualifies as a real estate investment trust and will maintain such qualification provided it distributes at least 95% of its taxable income to shareholders and meets other conditions. The Company is managed by Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor").

     An initial offering of the Company's shares which commenced on February 18, 1994 concluded on January 26, 1996, at which time the Company issued an aggregate of 8,139,682 shares ($81,396,820). The Company filed a post-effective amendment on March 14, 1996, withdrawing from registration the balance of unsold shares from such offering.

     On February 2, 1996, the Company commenced a second offering for a maximum of 20,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per share. It is anticipated that approximately 87% of the funds raised in the second offering will be invested in real estate with the remaining funds used to establish a working capital reserve and to pay the expenses and fees related to the offering. On April 8, 1996 the Company issued 836,155 shares ($8,361,550). Deferred offering costs of $982,406 at March 31, 1996 represent costs associated with the current offering which will be charged to shareholders' equity upon the issuance of shares. As described in Note 3, a portion of the deferred offering costs may ultimately be reimbursable to the Company from the Advisor.

     Note 3.  Commitments and Contingencies:
              -----------------------------

     The Company is liable for certain costs of the second offering described in the prospectus of the Company (the "Prospectus") dated February 2, 1996, which include but are not limited to filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offering. These costs are presently estimated to aggregate a maximum of $7,327,000 assuming a sale of 20,000,000 shares. The Company is also liable for selling commissions of $0.60 (6%) per share sold and a Selected Dealer Fee of $0.10 (1%) for each share sold by certain selected dealers.

     The Company will reimburse Carey Financial for its costs (including fees and expenses of its counsel) and for the costs of sales and information meetings of Carey Financial's employees relating to the offering. The Company will reimburse Carey Financial for its identified expenses incurred in connection with wholesaling

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     services provided to the Company. If the aggregate of certain organization and offering costs, including all selling commissions, exceed 10% of the gross proceeds of the offering (plus an additional 0.5% of gross proceeds which may be paid for bona fide due diligence expenses), such excess will be paid by the Advisor with no recourse by or reimbursement to the Advisor. For the three-month period ended March 31, 1996, the Company incurred costs of $982,406 in connection with both offerings, a portion of which has been capitalized as deferred offering costs, and made payments, including prepayments of selling commissions, of $1,723,311 which have been charged to shareholders' equity. Such payments include reimbursement to the Advisor of $771,575 for payments the Advisor had made on the Company's behalf. For the three-month period ended March 31, 1995, the Company incurred costs of $836,146 in connection with its offering and made payments of $612,067. Such 1995 payments include reimbursements to the Advisor of $145,000 for payments the Advisor had made on the Company's behalf.

     As the result of selling shares of the Company between March 31, 1995 through May 9, 1995 with a prospectus that did not include updated financial statements, the Company offered to all shareholders who purchased a total of 526,921 shares ($5,269,210) between these dates an opportunity to rescind such purchases. The redemption period ended May 9, 1996 at which time the Company had received subscriptions for the redemption of a total of 3,750 shares ($37,500). The 523,171 shares ($5,231,710) which were not redeemed have been reclassified as shareholders' equity as of March 31, 1996. The amounts which have subsequently been redeemed have been reclassified as accounts payable as of March 31, 1996.



     Note 4.  Transactions with Related Parties:
              ---------------------------------


     The Company has an advisory agreement with the Advisor. Pursuant to the advisory agreement, the Advisor will perform certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day administration and management of the Company and the performance of certain administrative services. For the three-month period ended March 31, 1995, the Company incurred asset management fees of $56,423, performance fees in like amount and general and administrative reimbursements of $122,192. For the three-month period ended March 31, 1996, the Company incurred asset management fees of $127,995, performance fees in like amount and general and administrative reimbursements of $188,479.

     As of December 31, 1995, accounts payable to affiliates were comprised of deferred offering costs of $1,066,262, asset management and performance fees of $748,795, accrued interest on deferred acquisition fees of $106,175 and amounts due for other operating costs of $578,052. As of March 31, 1996, accounts payable to affiliates were compised of deferred offering costs of $830,512, asset management and performance fees of $1,004,784, accrued interest on deferred acquisition fees of $141,145 and amounts due for other operating costs of $890,837.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


     Note 5.  Industry Segment Information:
              ----------------------------

     The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the three-month periods ended March 31, 1995 and 1996 are as follows:

                                                                1995          1996
                                                                ----          ----
     Per Statements of Income:
       Rental income from operating leases                     $  225,553     $  930,576
       Interest from direct financing leases                      196,007        616,333
     Adjustment:
       Share of leasing revenue from equity
         investments                                              778,471      1,103,730
                                                               ----------    -----------
                                                               $1,200,031     $2,650,639
                                                               ==========     ==========

     For the three-month periods ended March 31, 1995 and 1996, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                                  1995          %          1996      %
                                               ----------  -----------  ----------  ---
     Best Buy Co., Inc. (a)                     $451,221           38%   $450,315   17%
     Etec Systems, Inc.                          169,989           14     338,831   13
     Gensia, Inc. (a)                            327,250           27     327,250   12
     The Upper Deck Company (a)                                           326,165   12
     Applied Bioscience International, Inc.                               325,500   12
     The Garden Companies, Inc.                                           204,100    8
     Big V Holding Corp.                         196,007           16     198,874    8
     Sports and Fitness Clubs, Inc.                                       167,000    6
     Rheometric Scientific, Inc.                                          120,901    5
     Wal-Mart Stores, Inc.                        55,564            5      99,306    4
     Telos Corporation                                                     81,685    3
     Lanxide Corporation                                                   10,712
                                              ----------        ------ ---------- ----
                                              $1,200,031          100% $2,650,639  100%
                                              ==========        ====== ========== ====

     (a) Represents the Company's proportionate share of lease revenues from its equity investments.


     Note 6.  Dividends:
              ---------

     Dividends declared and paid to shareholders during the three-month period ended March 31, 1996 are summarized as follows:

                 Quarter Ended         Total Paid    Per Share
                -----------------      ----------    ---------
                December 31, 1995      $1,190,411    $0.2005
                                       ==========    =======



     Dividends for the quarter ended March 31, 1996 were comprised of dividends declared of $.086036 per share ($617,148) to shareholders of record as of February 8, 1996 and dividends declared of $.114714 per share to shareholders of record as of April 2, 1996. Such dividends were paid in April 1996.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 7.  Equity Investments:
              ------------------

     The Company holds a 37% interest in BB Property Company ("BB Property"), a general partnership which net leases 17 retail stores to Best Buy Co., Inc. and a 50% interest in Gena Property Company ("Gena"), a general partnership which net leases two office buildings to Gensia, Inc. On January 4, 1996, the Company purchased a 50% interest in CARDS Limited Liability Company ("Cards LLC") which net leases two office buildings in Carlsbad, California (see Note 8). Summarized financial information of BB Property, Gena and Cards LLC is as follows:

(in thousands)


                                                      Gena                               BB Property     Cards LLC
                              ------------------------------------------------------    -------------- -------------
                              December 31, 1995   March 31, 1996   December 31, 1995   March 31, 1996  March 31,1996
                              ------------------------------------------------------   --------------  -------------
Land                                 $ 4,500             $ 4,500             $18,580         $18,580
Buildings                             18,429              18,429
Accumulated depreciation                (642)               (757)
Direct financing lease                                                        27,261          27,604       $25,821
Other assets                                                                                                   750
                                     -------             -------             -------         -------       -------
Total assets                         $22,287             $22,172             $45,841         $46,184       $26,571
                                     =======             =======             =======         =======       =======
Mortgage notes payable               $12,241             $12,107             $31,235         $31,064        14,985
Other liabilities                        141                 140                 235             233           856
                                     -------             -------             -------         -------       -------
 Total liabilities                    12,382              12,247              31,470          31,297        15,841
 Partners' capital                     9,905               9,925              14,371          14,887        10,730
                                     -------             -------             -------         -------       -------
 Total liabilities and
  partners' capital                  $22,287             $22,172             $45,841         $46,184       $26,571
                                     =======             =======             =======         =======       =======



                                                         For The Three Months Ended
                              ------------------------------------------------------------------------------
                                        March 31, 1995                             March 31, 1996
                              ----------------------------------   -----------------------------------------
                                   GENA        BB Property              GENA       BB Property     Cards LLC
                              --------------   -----------------   --------------  --------------  ---------
Lease revenue                        $   655             $ 1,219          $   654         $ 1,217    $   645
Other                                                                                                      7
                                     -------             -------          -------         -------    -------
                                         655               1,219              654           1,217        652
                                     -------             -------          -------         -------    -------
Interest expense                         235                 716              246             701        312
Depreciation expense                     115                                  115
                                     -------              ------          -------         -------    -------
                                         350                 716              361             701        312
                                     -------             -------          -------         -------    -------
  Net income                         $   305             $   503          $   293         $   516    $   340
                                     =======             =======          =======         =======    =======


                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 8.  Purchases of Real Estate:
              ------------------------

              The Upper Deck Company
              ----------------------

     On January 4, 1996, the Company and Carey Institutional Properties Incorporated ("CIP"), an affiliate, through their 50% ownership interests in Cards LLC, purchased land and two office buildings in Carlsbad, California for $25,654,450 and entered into a net lease agreement with The Upper Deck Company ("Upper Deck"). Cards LLC financed $15,000,000 of the purchase price with a limited recourse mortgage loan collateralized by the Upper Deck properties. In connection with the purchase, both the Company and CIP made equity contributions of $5,327,225 to Cards LLC. The Company will account for its 50% interest in Cards LLC under the equity method of accounting.

     The lease provides for an initial term of 25 years followed by four five-year renewal terms. Annual rent is $2,639,750. The lease provides for rent increases every five years based on a formula indexed to increases in the Consumer Price Index ("CPI") with such increases capped at 5% for any one year. Between the twelfth and thirteenth lease year, Upper Deck has an option to purchase the property at fair market value as determined by an independent appraisal process provided for in the lease.

     The $15,000,000 limited recourse note is collateralized by a deed of trust and lease assignment. The loan provides for monthly payments of principal and interest of $120,077 based on a 25-year amortization schedule at an annual interest rate of 8.43%. After the seventh year, the loan may be prepaid in whole, but not in part, subject to a prepayment premium. The loan matures on February 1, 2011, at which time a balloon payment will be due.

            Rheometric Scientific, Inc.
            ---------------------------

     On February 23, 1996, the Company purchased land and a manufacturing and warehouse facility in Piscataway, New Jersey for $6,300,000 with $3,000,000 of equity and $3,300,000 of limited recourse financing and entered into a net lease with Rheometric Scientific, Inc. ("Rheometric").

     The lease has an initial term of 15 years with four five-year renewal terms at an initial annual rent of $1,180,000 with annual increases indexed to increases in the CPI. The increase in any year is capped at 3%. If the Company refinances the loan encumbering the property as described below, annual rent would be equal to the total of (i) debt service due under the refinanced loan (ii) 14.79% of the difference between $6,000,000 and the refinanced loan amount and (iii) $15,000.

     The $3,300,000 limited recourse loan is collateralized by a mortgage and a lease assignment. The loan provides for monthly principal payments of $42,000 and interest at a rate of 9.625% per annum with a balloon payment of $864,000 due February 1, 2001. The loan may be prepaid in whole or in part without a prepayment charge.

     In connection with the purchase, the Company received warrants to purchase 464,160 shares of Rheometric common stock at an exercise price of $2 per share. Of such warrants, 132,617 are exercisable at any time prior to February 28, 2011 with such exercise extendable to the last day of any extended lease term. The ability to exercise warrants for 331,543 shares is contingent on the Company's paying off or refinancing the $3,300,000 loan by no later than February 23, 1997. If such condition is met, the additional warrants would then become exercisable through the same dates as above. The Company is currently pursuing new mortgage loan financing.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



                    Telos Corporation
                    -----------------

     On March 11, 1996, the Company purchased land and a building in Loudon County, Virginia for $12,147,000 and entered into a net lease with Telos Corporation ("Telos"). The lease has an initial term of 20 years with two ten-year renewal terms. Annual rent is $1,447,000 with rent increases every 3 years based on a formula indexed to increases in the CPI, capped at 12.2% for any rent increase.

     On April 11, 1996 the Company obtained a $6,250,000 limited recourse mortgage loan collateralized by the Telos property and an assignment of the Telos lease. The loan provides for monthly principal payments of $12,970 with interest at a variable rate. A balloon payment of approximately $5,154,000 will be due on April 10, 2003. The loan may be prepaid, in whole or in part, at any time without a prepayment charge.

            Lanxide Corporation
            -------------------

     On March 28, 1996, the Company purchased land and a research and development facility in Newark, Delaware for $8,796,000 with $4,396,000 of equity and $4,400,000 of limited recourse financing consisting of a $4,000,000 mortgage loan and a $400,000 purchase money mortgage which is subordinate to the $4,000,000 mortgage loan, and entered into a net lease with Lanxide Corporation ("Lanxide"). The lease has an initial term of twenty years and provides for four five-year renewal options. During the first five lease years, rent is payable quarterly in advance in three components initially consisting of (i) $113,111, plus (ii) an amount equal to three monthly installments on the $4,000,000 loan, currently $131,263, and (iii) $13,126, equal to the quarterly installment due on the purchase money loan for an aggregate quarterly amount of $257,500. Quarterly rent payments will vary based on fluctuations in the interest rate on the $4,000,000 loan due to its variable rate. After five years, quarterly rent will be fixed at $257,500. The lease provides for rent increases every five years based on increases indexed to increases in the CPI with the increase in any year capped at 4%.

     In connection with the purchase, the Company was granted warrants exercisable for 15,500 shares of Lanxide for $14 per share. As Lanxide's shares were trading at $22 per share on the date of the purchase transaction, $124,000 of the purchase price has been allocated to the warrants. Additionally, Lanxide has provided a $400,000 security deposit to the Company.

     The $4,000,000 limited recourse loan provides for monthly payments commencing May 1, 1996 of principal and interest, currently $131,263, at an annual rate of the lender's Prime Rate plus 2% based on a 15-year amortization schedule. Each year a monthly payment is established based on the interest rate in effect at that time. To the extent that the lender's Prime Rate varies, the amount applied to the principal will vary. The loan has an initial term of five years, maturing on March 28, 2001, and may be extended for an additional five years subject to the lender's approval.

     The $400,000 purchase money loan has a 15-year term with an interest rate of 10.25% per annum and provides for quarterly payments of principal and interest of $13,126 commencing July 1, 1996.

     Note 9.  Mortgage Financing
              ------------------

     On November 13, 1995, the Company purchased land and an office, storage and research facility in Austin, Texas for $12,565,000 and entered into a net lease with Pharmaco LSR International, Inc. ("Pharmaco"). Pharmaco's obligations under the lease are guaranteed by Pharmaco's parent, Applied Bioscience International, Inc.

     In January 1996, the Company obtained a $7,500,000 limited recourse mortgage loan on the property which is collateralized by a deed of trust and a lease assignment. The loan provides for monthly principal and interest payments of $63,905 at an interest rate of 8.25% per annum based on a 20-year amortization schedule and a balloon payment of $5,238,130 on the maturity date, February 1, 2006, for the entire unpaid principal balance of the loan. The loan may be prepaid in full after March 1, 2001 subject to a prepayment charge.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES



                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     In January 1996, the Company concluded an initial offering of common stock at which time it had raised equity of $81,359,020 (8,135,902 shares). On February 2, 1996, the Company commenced a second public offering of 20,000,000 shares of common stock at $10 per share on a "best efforts" basis. As of May 13, 1996 the Company issued 836,155 shares ($8,361,550) under the second offering. The Company intends to raise capital pursuant to this offering for approximately two years unless the full amount of registered shares are subscribed before that time. The Company is expanding its selected dealer network and expects the network to participate in the sale of common stock through the term of the offering. The Company intends to invest the net offering proceeds (except for 1% of proceeds used to establish a working capital reserve) along with the remaining proceeds from the initial offering in additional real estate investments so as to further diversify the Company's portfolio of real estate investments. As of May 10, 1996, approximately $59,000,000 of the Company's net offering proceeds was invested in real estate and $23,700,000 of funds was available for investment. All net offering proceeds not currently invested in real estate are invested in cash and cash equivalents.

        With the utilization of available limited recourse mortgage financing and net offering proceeds, the Company has purchased direct or indirect interests in commercial properties with the following lease obligors:

        Date Acquired                      Lease Obligor
        -------------                      -------------

        May 13, 1994                       Best Buy Co., Inc.
        July 15, 1994                      Big V Holding Corp.
        October 14, 1994                   Gensia, Inc.
        February 10, 1995                  Wal-Mart Stores, Inc.
        February 16, 1995                  Etec Systems, Inc.
        June 8, 1995                       Sports & Fitness Clubs, Inc.
        June 20, 1995                      The Garden Companies, Inc.
        November 9, 1995                   Del Monte Corporation
        November 13, 1995                  Applied Bioscience International,Inc.
        January 4, 1996                    The Upper Deck Company
        February 23, 1996                  Rheometric Scientific, Inc.
        March 11, 1996                     Telos Corporation
        March 28, 1996                     Lanxide Corporation


     Subsequent to the completion of a build-to-suit project for buildings leased to Del Monte Corporation ("Del Monte") which is projected to require a total investment of $10,995,000, the Company will obtain limited recourse mortgage financing of $6,250,000 which has been committed by a lender. Advances on the Del Monte Corporation project currently total approximately $6,100,000, and the Company expects to recover $1,355,000 of such advances after construction is completed and the Company borrows the mortgage funds committed. 526,921 shares ($5,269,210) of common stock, sold between March 31, 1995 and May 9, 1995 were subject to redemption. The redemption period ended May 9, 1996, at which time only 3,750 of such shares ($37,500) were redeemed. With the end of the redemption period, the Company's uncertainty as to whether a significant amount would need to be used to fund redemptions has been eliminated. As of May 10, 1996, the Company has raised $89,720,570 through its offerings of common stock.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES



           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



        The results of operations for the three-month periods ended March 31, 1995 and 1996 are not directly comparable as the Company's direct and indirect investment in net leased real estate has substantially increased since March 31, 1995. Increases in lease revenues, equity income, interest, general and administrative expenses, property expenses, depreciation and amortization were solely due to the increase in real estate assets and related mortgage financing. The increase in other interest income was due to the increase in cash balances. Such interest income will eventually decrease as cash available for investment is utilized for additional real estate purchases, and the Company maintains cash balances deemed to be prudent for its operations. Although there has been an increase in general administrative expense for the comparable three-month periods, a substantial portion are fixed rather than variable, and the rate of increase in such costs is expected to moderate as lease revenues increase.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES



                                    PART II
                                    -------



     Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -------------------------------------------------------------


                During the quarter ended March 31, 1996 no matters were submitted to a vote of Security Holders.



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None.


          (b)   Reports on Form 8-K:

                During the quarter ended March 31, 1996, the Company filed reports on Form 8-K dated February 2, 1996 , March 9, 1996 and March 25, 1996 under Item 2, Acquisition and Disposition of Assets.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES



                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                               AND SUBSIDIARIES



               5/15/96           By:      /s/ Claude Fernandez
            --------------               ------------------------------
             Date                        Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



               5/15/96           By:      /s/ Michael D. Roberts
            --------------               -------------------------------
             Date                        Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)