Form 10-Q
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1996-08-12
CIK 912046

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      JUNE 30, 1996
                               ________________________________________________

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from_______________ to ______________________________

Commission file number               033-99994
                      _________________________________________________________

  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED, A MARYLAND CORPORATION
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

         MARYLAND                                          13-3726306
_______________________________________________________________________________
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
_______________________________________________________________________________
(Address of principal executive offices)                          (Zip Code)

                                        (212)  492-1100
_______________________________________________________________________________
              (Registrant's telephone number, including area code)


_______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

                                      [_]  Yes        [_]  No


                10,405,613 shares of common stock; $.001 Par Value
                         outstanding at August 8, 1996

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES



                                     INDEX



                                                        Page No.
                                                        --------

PART I
- ------

Item 1. - Financial Information*

        Consolidated Balance Sheets, December 31, 1995
        and June 30, 1996                                     2

        Consolidated Statements of Income for the three
        months ended June 30, 1995 and 1996                   3

        Consolidated Statement of Cash Flows for the three
        and six months ended June 30, 1995 and 1996           4

        Notes to Consolidated Financial Statements            5-9


Item 2. - Management's Discussion of Operations               10-11



PART II
- -------

Item 4. - Submission of Matters to a Vote of Security
          Holders                                             12


Item 6. - Exhibits and Reports on Form 8-K                    12


Signatures                                                    13



* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS


                                                     December 31,     June 30,
                                                         1995           1996
                                                    -------------  -------------
                                                        (Note)       (Unaudited)
     ASSETS:
Land and buildings, net of accumulated
  depreciation of $390,307 at December 31, 1995
  and $749,349 at June 30, 1996                       $35,058,832  $ 41,396,891
Net investment in direct financing leases              13,545,609    40,781,566
Equity investments                                     10,382,492    16,031,854
Cash and cash equivalents                              20,239,764    37,634,830
Deferred offering costs                                 1,066,262       855,367
Security deposits                                         325,000     1,499,000
Other assets                                              413,102       372,946
Accrued interest and rents receivable                     141,716       362,482
                                                      -----------   ------------
      Total assets                                    $81,172,777  $138,934,936
                                                      ===========   ============

    LIABILITIES:
Limited recourse mortgage notes payable               $18,127,538  $ 39,080,505
Accrued interest payable                                  136,086       289,802
Accounts payable to affiliates                          2,499,284     2,587,072
Accounts payable and accrued expenses                     104,141       232,589
Dividends payable                                       1,189,830     1,433,816
Security deposits                                         667,581     1,717,581
Prepaid rental income                                     217,000       658,040
Deferred acquisition fees payable to an affiliate       1,577,639     2,539,464
                                                      -----------   ------------
      Total liabilities                                24,519,099    48,538,869
                                                      -----------   ------------

Commitments and contingencies

Common stock subject to redemption
  Common stock, $.001 par value;
  526,921 shares issued and outstanding                 5,269,210

     SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized
  40,000,000 shares; 6,027,868 and
  10,405,613 issued and outstanding shares
  at December 31, 1995 and June 30, 1996                    6,028        10,406
Additional paid-in capital                             52,488,567    92,229,853
Dividends in excess of accumulated earnings            (1,110,127)   (1,844,192)
                                                      -----------   ------------

      Total shareholders' equity                       51,384,468    90,396,067
                                                      -----------   ------------
      Total liabilities and shareholders' equity      $81,172,777  $138,934,936
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

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                         Three Months Ended              Six Months Ended
                                 June  30, 1995     June 30, 1996    June 30, 1995  June 30, 1996
                               ------------------  ----------------  -------------  -------------
Revenues:
 Rental income from
operating leases                         $486,655        $  927,756     $  712,208     $1,858,332
 Interest from direct
financing leases                          221,296         1,304,809        417,303      1,921,142
 Other interest income                    149,655           356,254        265,231        701,687
                                         --------        ----------     ----------     ----------
                                          857,606         2,588,819      1,394,742      4,481,161
                                         --------        ----------     ----------     ----------

Expenses:
 Interest                                 266,942           904,616        470,116      1,472,612
 Depreciation                              90,978           179,491        134,496        359,042
 General and administrative               210,997           440,703        370,881        801,171
 Property expenses                        136,061           308,642        248,907        568,534
 Amortization                               1,172             7,214          2,343         13,266
                                         --------        ----------     ----------     ----------
                                          706,150         1,840,666      1,226,743      3,214,625
                                         --------        ----------     ----------     ----------

   Income before
     income from equity
     investments                          151,456           748,153        167,999      1,266,536

  Income from equity
     investments                          327,908           505,528        666,651      1,012,859
                                         --------        ----------     ----------     ----------

     Net income                         $ 479,364        $1,253,681     $  834,650     $2,279,395
                                        =========        ==========     ==========     ==========

   Net income per
     common share                           $ .13             $ .14          $ .26          $ .27
                                        =========        ==========     ==========     ==========


Weighted average shares                 3,613,528         9,191,370      3,242,765      8,515,623
                                        =========         =========      =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                            June 30,
                                                                --------------------------------
                                                                      1995             1996
                                                                -----------------  -------------
Cash flows from operating activities:
 Net income                                                         $    834,650   $  2,279,395
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                          136,839        372,308
Other noncash items                                                      (45,918)      (109,536)
Income from equity investments in excess
of distributions received                                                              (108,954)
   Change in security deposits, net                                      342,581       (124,000)
   (Increase) decrease in other assets                                  (122,603)       164,664
   Increase in accrued interest payable                                  116,061        153,716
   Increase in prepaid rental income                                                    441,040
   Increase in accrued interest and rents receivable                    (133,334)      (220,766)
   Increase in accounts payable to affiliates (a)                        501,050        348,683
   Increase in accounts payable and accrued expenses (a)                 138,063         78,448
                                                                    ------------   ------------
   Net cash provided by operating activities                           1,767,389      3,274,998
                                                                    ------------   ------------

Cash flows from investing activities:
   Purchases of real estate and additional capitalized costs         (27,573,722)   (33,118,197)
   Purchase of equity interest in general partnership                                (5,283,908)
   Purchase of stock warrants                                                          (124,000)
   Distributions received from equity investments in excess
   of income from equity investments                                      46,913
Additional contribution to equity investments                            (14,958)
   Capital distribution from equity investment                         1,375,000
                                                                    ------------  -------------
   Net cash used in investing activities                             (26,166,767)   (38,526,105)
                                                                    ------------   ------------

Cash flows from financing activities:
   Proceeds from mortgages                                             9,000,000     21,450,000
   Payments on mortgage principal                                        (75,940)      (497,033)
   Proceeds from stock issuance, net of costs                          9,800,501     34,513,954
   Redemption of stock                                                                  (37,500)
   Deferred financing costs                                                             (13,774)
   Dividends paid                                                       (883,481)    (2,769,474)
                                                                    ------------   ------------
   Net cash provided by financing activities                          17,841,080     52,646,173
                                                                    ------------   ------------
   Net (decrease) increase in cash and cash equivalents               (6,558,298)    17,395,066
Cash and cash equivalents,beginning of period                         10,661,712     20,239,764
                                                                    ------------   ------------
   Cash and cash equivalents, end of period                         $  4,103,414   $ 37,634,830
                                                                    ============   ============

   Supplemental disclosure of cash flows information:

          Interest paid (including capitalized interest)            $    297,172   $  1,318,896
                                                                    ============   ============

   (a) Excludes changes in accounts payable and accrued expenses and account payable to affiliates balances which relate to the raising of capital (financing activities) rather than the Company's real estate operations.


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

     An initial offering of the Company's shares which commenced on February 18, 1994 concluded on January 26, 1996, at which time the Company had issued an aggregate of 8,135,992 shares ($81,359,920). The Company filed a post-effective amendment on March 14, 1996, withdrawing from registration the balance of unsold shares from such offering.

     On February 2, 1996, the Company commenced an offering for a maximum of 20,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per share. It is anticipated that approximately 87% of the funds raised in the second offering will be invested in real estate with the remaining funds used to establish a working capital reserve and to pay the expenses and fees related to the offering. On April 8, 1996 and June 13, 1996, the Company issued 836,155 shares ($8,361,550) and 1,433,466 shares ($14,334,660), respectively. Deferred offering costs of $855,637 at June 30, 1996 represent costs associated with the current offering which will be charged to shareholders' equity upon the issuance of shares. As described in Note 3, a portion of the deferred offering costs may ultimately be reimbursable to the Company from the Advisor.


     Note 3.  Commitments and Contingencies:
              -----------------------------

     The Company is liable for certain costs of the Offering described in the prospectus of the Company (the "Prospectus"), which include but are not limited to filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering. These costs are presently estimated to aggregate a maximum of $7,233,600 assuming a sale of 20,000,000 shares. The Company is also liable for selling commissions of $0.60 (6%) per Share sold and a Selected Dealer fee of $0.10 (1%) for each Share sold by certain selected dealers.

     The Company will reimburse Carey Financial for its costs (including fees and expenses of its counsel) and for the costs of sales and information meetings of Carey Financial's employees relating to the Offering. The Company will reimburse Carey Financial for its identified expenses incurred in connection with wholesaling

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     services provided to the Company. If the aggregate of certain organization and offering costs, including all selling commissions, exceed 10% of the gross proceeds of the Offering (plus an additional 0.5% of gross proceeds which may be paid for bona fide due diligence expenses), such excess will be paid by the Advisor with no recourse by or reimbursement to the Advisor. For the six-month period ended June 30, 1996, the Company incurred costs of $3,265,702 in connection with both offerings, a portion of which has been capitalized as deferred offering costs, and made payments, including prepayments of selling commissions, of which $4,031,786 has been charged to shareholders' equity. Such payments include reimbursement to the Advisor of $1,451,575 for payments the Advisor had made on the Company's behalf. For the six-month period ended June 30, 1995, the Company incurred costs of $1,822,379 in connection with its offering and made payments of $1,362,479. Such 1995 payments include reimbursements to the Advisor of $303,500 for payments the Advisor had made on the Company's behalf.

     As the result of selling shares of the Company between March 31, 1995 through May 9, 1995 with a prospectus that did not include updated financial statements, the Company offered to all shareholders who purchased a total of 526,921 shares ($5,269,210) between these dates an opportunity to rescind such purchases. The redemption period ended May 9, 1996 at which time the Company had received subscriptions for the redemption of a total of 3,750 shares ($37,500). The 523,171 shares ($5,231,710) which were not redeemed were reclassified as shareholders' equity as of March 31, 1996.

     Note 4.  Transactions with Related Parties:
              ---------------------------------

     The Company has entered into an advisory agreement with the Advisor. Pursuant to the advisory agreement, the Advisor will perform certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day administration and management of the Company and the performance of certain administrative services. For the three-month and six-month periods ended June 30, 1995, the Company incurred asset management fees of $67,923 and $124,346, respectively, with performance fees in like amount. General and administrative expense reimbursements for three-month and six-month periods ended June 30, 1995 were $124,633 and $246,825, respectively. For the three-month and six-month periods ended June 30, 1996, the Company incurred asset management fees of $151,577 and $279,572, respectively, with performance fees in like amount. General and administrative expense reimbursements for the three-month and six-month periods ended June 30, 1996 were $184,975 and $373,454, respectively.

     As of December 31, 1995, accounts payable to affiliates were comprised of deferred offering costs of $1,066,262, asset management and performance fees of $748,795, accrued interest on deferred acquisition fees of $106,175 and amounts due for other operating costs of $578,052. As of June 30, 1996, accounts payable to affiliates were comprised of deferred offering costs of $805,367, asset management and performance fees of $1,120,439, accrued interest on deferred acquisition fees of $185,464 and amounts due for other operating costs of $475,802.

     The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six-months ended June 30, 1996 were $13,378. The Company did not incur any expenses under the agreement for the period ended June 30, 1995.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


     Note 5.  Industry Segment Information:
              ----------------------------

     The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the six-month periods ended June 30, 1995 and 1996 are as follows:

                                                                         1995        1996
                                                                         ----        ----
     Per Statements of Income:
       Rental income from operating leases                            $  712,208  $1,858,332
       Interest income from direct financing leases                      417,303   1,921,142
     Adjustment:
       Share of leasing revenue from equity
         investments                                                   1,555,552   2,206,420
                                                                      ----------  ----------
                                                                      $2,685,063  $5,985,894
                                                                      ==========  ==========

     For the six-month periods ended June 30, 1995 and 1996, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:


                                                  1995          %          1996      %
                                               ----------  -----------  ----------  ---
     Best Buy Co., Inc. (a)                     $901,052           33%   $899,215   15%
     Etec Systems, Inc.                          517,074           19     674,719   11
     Gensia, Inc. (a)                            654,500           24     654,500   11
     The Upper Deck Company (a)                                           652,705   11
     Applied Bioscience International, Inc.                               651,000   11
     Telos Corporation                                                    443,435    7
     Rheometric Scientific, Inc.                                          415,901    7
     The Garden Companies, Inc.                   24,604            1     408,200    7
     Big V Holding Corp.                         392,699           15     398,520    7
     Sports and Fitness Clubs, Inc.               40,263            2     334,000    6
     Lanxide Corporation                                                  255,086    4
     Wal-Mart Stores, Inc.                       154,871            6     198,613    3
                                                --------   ----------    --------   --
                                              $2,685,063          100% $5,985,894  100%
                                              ==========   ==========  ==========  ===

     (a) Represents the Company's proportionate share of lease revenues from its equity investments.


     Note 6.  Dividends:
              ---------

     Dividends declared and paid to shareholders during the six-month ended June 30, 1996 are summarized as follows:


  Quarter Ended        Total Paid   Per Share
  --------------       ----------   ---------
  December 31, 1995    $1,190,411    $0.2005
                       ==========    =======
  March 31, 1996       $1,579,063    $0.2008
                       ==========    =======

Dividends for the quarter ended June 30, 1996 were comprised of dividends declared of $.015462 per share ($125,857) to shareholders of record as of April 7, 1996, $.14578 per share ($1,307,960) to shareholders of record as of June 11, 1996 and $.039758 per share ($413,706) to shareholders of record as of July 9, 1996. Such dividends were paid in July 1996. Dividends declared prior to June 30, 1996 ($1,433,817) have been accrued as dividends payable as of June 30, 1996.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



          Note 7.  Equity Investments:
                   ------------------

The Company holds a 37% interest in BB Property Company ("BB Property"), a general partnership which net leases 17 retail stores to Best Buy Co., Inc., a 50% interest in Gena Property Company ("Gena"), a general partnership which net leases two office buildings to Gensia, Inc. and a 50% interest in Cards LLC, a general partnership which net leases office and manufacturing facilities to The Upper Deck Company. Summarized financial information of Gena, BB Property, and Cards LLC is as follows:


(in thousands)


                                        Gena                        BB Property         Cards LLC
                             --------------------------------------------------------------------
                            December 31,     June 30,         December 31,   June 30,       June 30,
                               1995             1996             1995           1996          1996
                            -----------------------------------------------------------------------
Land and buildings, net
 of accumulated
 depreciation                     $22,287            $22,056        $18,580       $18,580
Net investment in
 direct financing lease                                              27,261        26,211  $25,831
Other assets                                                                                   750
                                  -------            -------        -------       -------  -------
Total assets                      $22,287            $22,056        $45,841       $45,791  $26,581
                                  =======            =======        =======       =======  =======
Mortgage notes payable            $12,241            $11,974        $31,235       $30,888   14,941
Other liabilities                     141                135            235           232      855
                                  -------            -------        -------       -------  -------
 Total liabilities                 12,382             12,109         31,470        31,120   15,796
 Partners' capital                  9,905              9,947         14,371        14,671   10,785
                                  -------            -------        -------       -------  -------
 Total liabilities and
  partners' capital               $22,287            $22,056        $45,841       $45,791  $26,581
                                  =======            =======        =======       =======  =======


                                                       For The Six Months Ended
                               -------------------------------------------------------------------------
                                        June 30, 1995                   June 30, 1996
                               --------------------------------------------------------------------------
                                  GENA            BB Property       GENA         BB Property     Cards LLC

Lease revenues                    $ 1,309            $ 2,435        $ 1,309       $ 2,430           $ 1,312
                                  -------            -------        -------       -------           -------

Interest expense on
 mortgages                            489              1,428            490         1,398               628
Depreciation                          230                               230
Other                                                      3              5             6                 2
                                  -------            -------        -------       -------           -------
                                      719              1,431            725         1,404               630
                                  -------            -------        -------       -------           -------

 Net income                       $   590            $ 1,004        $   584       $ 1,026           $   682
                                  =======            =======        =======       =======           =======


                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 8.  Subsequent Events:
              -----------------

           Sports & Fitness Clubs of America, Inc.
           ---------------------------------------

     On July 25, 1996, the Company purchased land and a health club facility in Houston, Texas for $6,180,000 of equity and entered into a net lease agreement with Sports & Fitness Clubs of America, Inc. ("Sports & Fitness"). The lease obligations of Sports & Fitness are guaranteed by its parent company, Q Clubs, Inc. ("Q Clubs"). The lease has an initial term of 20 years and provides for four five-year renewal options. Annual rent is $694,000 with rent increases every five years with such increases based on a formula indexed to increases in the Consumer Price Index.

     In connection with its purchase, the Company was granted warrants exercisable for 5,089 shares of common stock of Q Clubs at an exercise price of $275. The exercise price increases by 3% annually beginning on July 23, 1997.


           Del Monte Corporation
           ---------------------

     In November 1995, the Company and Carey Institutional Properties, ("CIP"), an affiliate, each with 50% interests as tenants-in-common, purchased land in Illinois, Wisconsin and Washington and subsequently constructed three warehouses and a special purpose facility at a total cost of $21,990,000 pursuant to construction agency and lease agreements with Del Monte Corporation ("Del Monte"). In July 1996, the Company and CIP each made a final payment of $2,145,000 to complete the construction project. Del Monte annual rent is $2,572,500 (of which the Company's share is $1,286,250).

     After completion of construction, the Company and CIP obtained $12,500,000 (of which the Company's share is $6,250,000) of limited recourse financing. The loan is collateralized by mortgages on the Del Monte properties and a lease assignment. The loan provides for a fixed interest rate of 10% per annum on $11,000,000 with the remaining balance of $1,500,000 at a variable interest rate of either the lender's prime rate plus 2% or the London Inter-Bank Offering Rate plus 4% (10.25% at inception) with quarterly interest and principal payments based on a 20-year amortization schedule. The initial quarterly payment, based on current interest rates, will be approximately $353,000 (of which the Company's share is $176,500). The loan is scheduled to mature on November 30, 2000 at which time a balloon payment of $11,450,000 will be due (of which the Company's share will be $5,725,000).

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES



                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------


     In January 1996, the Company concluded an initial offering of common stock at which time it had raised equity of $81,359,920 (8,135,992 shares). On February 2, 1996, the Company commenced a second public offering of 20,000,000 shares of common stock at $10 per share on a "best efforts" basis. As of August 10, 1996 the Company had issued 2,269,621 shares ($22,696,210) under the second offering. The Company intends to raise capital pursuant to this offering for approximately two years unless the full amount of registered shares are subscribed before that time. The Company is expanding its selected dealer network and expects the network to participate in the sale of common stock through the term of the offering. The Company intends to invest the net offering proceeds (except for 1% of proceeds used to establish a working capital reserve) along with the remaining proceeds from the initial offering in additional real estate investments so as to further diversify the Company's portfolio. As of August 8, 1996, approximately $56,430,000 of the Company's net offering proceeds was invested in real estate and $30,690,000 of funds was available for investment. All net offering proceeds not currently invested in real estate are invested in cash and cash equivalents.

        With the utilization of available limited recourse mortgage financing and net offering proceeds, the Company has purchased direct or indirect interests in commercial properties with the following lease obligors:

        Date Acquired                      Lease Obligor
        -------------                      -------------

        May 13, 1994                       Best Buy Co., Inc.
        July 15, 1994                      Big V Holding Corp.
        October 14, 1994                   Gensia, Inc.
        February 10, 1995                  Wal-Mart Stores, Inc.
        February 16, 1995                  Etec Systems, Inc.
        June 8, 1995 and July 25, 1996     Sports & Fitness Clubs, Inc.
        June 20, 1995                      The Garden Companies, Inc.
        November 9, 1995                   Del Monte Corporation
        November 13, 1995                  Applied Bioscience International,
                                           Inc.
        January 4, 1996                    The Upper Deck Company
        February 23, 1996                  Rheometric Scientific, Inc.
        March 11, 1996                     Telos Corporation
        March 28, 1996                     Lanxide Corporation



     In July 1996, subsequent to the completion of a build-to-suit project for buildings leased to Del Monte Corporation ("Del Monte") which required a total investment of approximately $14,995,000, the Company obtained limited recourse mortgage financing of $6,250,000. 526,921 shares ($5,269,210) of common stock, sold between March 31, 1995 and May 9, 1995 were subject to redemption. The redemption period ended May 9, 1996, at which time only 3,750 of such shares ($37,500) were redeemed. With the end of the redemption period, the Company's uncertainty as to whether a significant amount would need to be used to fund redemptions has been eliminated. As of August 8, 1996, the Company has raised $104,056,130 through its offerings of common stock.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES



           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



        The results of operations for the three-month and six-month periods ended June 30, 1995 and 1996 are not directly comparable as the Company's direct and indirect investment in net leased real estate has materially increased during 1995 and 1996. Increases in lease revenues, equity income, interest, general and administrative expenses, property expenses, depreciation and amortization were solely due to the increase in real estate assets and related mortgage financing. The increase in other interest income was due to the increase in cash balances. Such interest income will eventually decrease as cash available for investment is utilized for additional real estate purchases, and the Company maintains cash balances judged by its management to be prudent for its operations. Although there has been an increase in general administrative expense for the comparable three-month periods, a substantial portion are fixed rather than variable, and the rate of increase in such costs is expected to moderate even as the Company's real estate assets and related lease revenues increase.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES



                                    PART II
                                    -------



     Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -------------------------------------------------------------


     An annual Shareholders meeting was held on June 6, 1996, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were reelected for a one-year term:



                                         Total         Shares      Shares     Shares
Name Of Director                      Shares Voting  Voting Yes  Voting No  Abstaining
- ----------------                      -------------  ----------  ---------  ----------

           William P. Carey               4,548,892   4,502,733     46,159           0
           Ralph G. Coburn                4,548,892   4,475,551     73,341           0
           William Ruder                  4,548,892   4,499,233     49,659           0
           Warren G. Wintrub              4,548,892   4,500,233     48,659           0
           Francis J. Carey               4,548,892   4,501,533     47,359           0
           Henry Cabot Lodge, III         4,548,892   4,501,858     47,034           0
          Charles C. Townsend, Jr.        4,548,892   4,501,953     46,939           0


                    No other matters were subject to a vote at this meeting.



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None.


          (b)   Reports on Form 8-K:

                During the quarter ended June 30, 1996, the Company filed a report on Form 8-K on April 18, 1996 under Item 2, Acquisition and Disposition of Assets and a report on Form 8-K/A on May 13, 1996 under Item 7b, Pro forma financial information.

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



               8/08/96           By:      /s/ Claude Fernandez
            --------------               ------------------------------
                Date                     Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



               8/08/96           By:      /s/ Michael D. Roberts
            --------------               -------------------------------
                Date                     Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)