Form 10-Q
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1996-11-12
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission file number              033-99994
                       ---------------------------------------------------------

     CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED, A MARYLAND CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                                   13-3726306
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                 10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (212) 492-1100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X]  Yes [ ] No



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                 [ ] Yes [ ] No




               13,101,290 shares of common stock; $.001 Par Value
                        outstanding at November 11, 1996

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES







                                      INDEX





 PART I                                                                 Page No.

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1995
               and September 30, 1996                                       2

               Consolidated Statements of Income for the three and nine
               months ended September 30, 1995 and 1996                     3

               Consolidated Statement of Cash Flows for the three
               and nine months ended September 30, 1995 and 1996            4

               Notes to Consolidated Financial Statements                  5-10



 Item 2. - Management's Discussion of Operations                            11




 PART II

 Item 4. - Submission of Matters to a Vote of Security Holders              12


 Item 6. - Exhibits and Reports on Form 8-K                                 12


 Signatures                                                                 13







* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,       September 30,
                                                          1995                 1996
                                                        -----------        ------------
                                                          (Note)           (Unaudited)
         ASSETS:
Land and buildings, net of accumulated
    depreciation of $390,307 at December 31, 1995
    and $1,004,023 at September 30, 1996                $35,058,832         $ 53,720,952
Net investment in direct financing leases                13,545,609           40,818,616
Equity investments                                       10,382,492           16,134,096
Cash and cash equivalents                                20,239,764           53,433,377
Deferred offering costs                                   1,066,262              683,153
Security deposits                                           325,000            1,410,250
Other assets                                                413,102              429,274
Accrued interest and rents receivable                       141,716              348,921
                                                        -----------         ------------
           Total assets                                 $81,172,777         $166,978,639
                                                        ===========         ============

         LIABILITIES:

Limited recourse mortgage notes payable                 $18,127,538         $ 42,340,683
Accrued interest payable                                    136,086              434,363
Accounts payable to affiliates                            2,499,284            2,635,904
Accounts payable and accrued expenses                       104,141              222,921
Dividends payable                                         1,189,830            1,818,988
Security deposits                                           667,581            1,628,831
Prepaid rental income                                       217,000              715,874
Deferred acquisition fees payable to an affiliate         1,577,639            2,800,048
                                                        -----------         ------------
           Total liabilities                             24,519,099           52,597,612
                                                        -----------         ------------

Commitments and contingencies

Common stock subject to redemption
    Common stock, $.001 par value;
    526,921 shares issued and outstanding                 5,269,210
                                                        -----------

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized
    40,000,000 shares; 6,027,868 and
    13,112,685 issued and outstanding shares
    at December 31, 1995 and September 30, 1996               6,028               13,113
Additional paid-in capital                               52,488,567          116,849,762
Dividends in excess of accumulated earnings              (1,110,127)          (2,378,140)
                                                        -----------         ------------
                                                         51,384,468          114,484,735

Less treasury stock, 11,395 shares at
    September 30, 1996                                                          (103,708)
                                                        -----------         ------------

           Total shareholders' equity                    51,384,468          114,381,027
                                                        -----------         ------------
           Total liabilities and shareholders' equity   $81,172,777         $166,978,639
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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                               Three Months Ended                                  Nine Months Ended
                                     September 30, 1995    September 30, 1996         September 30, 1995     September 30, 1996
                                     ------------------    ------------------         ------------------     ------------------
Revenues:
  Rental income from
    operating leases                     $  614,066             $1,348,443                $1,326,274             $3,206,775
  Interest from direct
    financing leases                        401,498              1,318,792                   818,801              3,239,934
  Other interest income                      88,595                538,439                   353,826              1,240,126
                                         ----------             ----------                ----------             ----------
                                          1,104,159              3,205,674                 2,498,901              7,686,835
                                         ----------             ----------                ----------             ----------

Expenses:
  Interest                                  361,451              1,049,295                   831,567              2,521,907
  Depreciation                              110,690                254,674                   245,186                613,716
  General and administrative                226,659                366,518                   597,540              1,167,689
  Property expenses                         164,332                339,638                   413,239                908,172
  Amortization                                3,811                 10,071                     6,154                 23,337
                                         ----------             ----------                ----------             ----------
                                            866,943              2,020,196                 2,093,686              5,234,821
                                         ----------             ----------                ----------             ----------

      Income before
        income from equity
        investments                         237,216              1,185,478                   405,215              2,452,014

Income from equity
  investments                               331,156                514,020                   997,807              1,526,879
                                         ----------             ----------                ----------             ----------

      Net income                         $  568,372             $1,699,498                $1,403,022             $3,978,893
                                         ==========             ==========                ==========             ==========

Net income per
  common share                           $      .15             $      .16                $      .41             $      .43
                                         ==========             ==========                ==========             ==========

Weighted average shares                   3,833,561             10,747,314                 3,441,861              9,267,695
                                         ==========             ==========                ==========             ==========


The accompanying notes are an integral part of the consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                       ---------------------------------
                                                                           1995                 1996
                                                                       ------------         ------------
Cash flows from operating activities:
  Net income                                                           $  1,403,022         $  3,978,893
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                         251,340              637,053
      Other noncash items                                                   (69,925)            (136,586)
      Income from equity investments in excess
        of distributions received                                          (147,216)            (336,196)
      Change in security deposits, net                                      342,581             (124,000)
      Decrease in other assets                                               56,511              170,035
      Increase in accrued interest payable                                   89,357              298,277
      Increase in prepaid rental income                                                          498,874
      Increase in accrued interest and rents receivable                    (134,370)            (207,205)
      Increase in accounts payable to affiliates (a)                        721,720              544,729
      Increase in accounts payable and accrued expenses (a)                 109,535               93,780
                                                                       ------------         ------------
           Net cash provided by operating activities                      2,622,555            5,417,654
                                                                       ------------         ------------

Cash flows from investing activities:
  Purchases of real estate and additional capitalized costs             (27,588,680)         (48,079,821)
  Purchase of equity interest in general partnership                                          (5,158,908)
  Purchase of stock warrants                                                                    (124,000)
  Partial refund of real estate purchase price                                                 2,633,473
  Capital distribution from equity investment                             1,375,000
                                                                       ------------         ------------
           Net cash used in investing activities                        (26,213,680)         (50,729,256)
                                                                       ------------         ------------

Cash flows from financing activities:
  Proceeds from mortgages                                                18,375,000           27,700,000
  Prepayment of mortgage payable                                         (3,313,866)          (2,633,473)
  Payments on mortgage principal                                           (150,565)            (853,382)
  Proceeds from stock issuance, net of costs                              9,004,716           59,136,570
  Deferred financing costs                                                 (270,066)             (85,544)
  Dividends paid                                                         (1,583,600)          (4,617,748)
  Purchase of treasury stock                                                                    (103,708)
  Redemption of stock                                                                            (37,500)
                                                                       ------------         ------------
        Net cash provided by financing activities                        22,061,619           78,505,215
                                                                       ------------         ------------
           Net (decrease) increase in cash and cash equivalents          (1,529,506)          33,193,613
Cash and cash equivalents, beginning of period                           10,661,712           20,239,764
                                                                       ------------         ------------
      Cash and cash equivalents, end of period                         $  9,132,206         $ 53,433,377
                                                                       ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

           Interest paid (including capitalized interest)              $    662,978         $  2,223,630
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

On February 2, 1996, the Company commenced an offering (the "Offering") for a maximum of 20,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per share. It is anticipated that approximately 87% of the funds raised in the second offering will be invested in real estate with the remaining funds used to establish a working capital reserve and to pay the expenses and fees related to the Offering. On April 8, 1996, June 13, 1996 and September 19, 1996, the Company issued 836,155 shares ($8,361,550), 1,433,466 shares ($14,334,660) and 2,707,072 shares ($27,070,720), respectively. Deferred offering costs of $683,153 at September 30, 1996 represent costs associated with the current Offering which will be charged to shareholders' equity upon the issuance of shares. As described in Note 3, a portion of the deferred offering costs may ultimately be reimbursable to the Company from the Advisor.


Note 3.  Commitments and Contingencies:

The Company is liable for certain costs of the Offering described in the prospectus of the Company (the "Prospectus"), which include but are not limited to filing, legal, accounting, printing and escrow fees. These costs are to be deducted from the gross proceeds of the Offering. These costs are presently estimated to aggregate a maximum of $7,233,600 assuming a sale of 20,000,000 shares. The Company is also liable for selling commissions of $0.60 (6%) per Share sold and a Selected Dealer fee of $0.10 (1%) for each Share sold by certain selected dealers.

The Company will reimburse Carey Financial for its costs (including fees and expenses of its counsel) and for the costs of sales and information meetings of Carey Financial's employees relating to the Offering. The Company will reimburse Carey Financial for its identified expenses incurred in connection with wholesaling

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



services provided to the Company. If the aggregate of certain organization and offering costs, including all selling commissions, exceed 10% of the gross proceeds of the Offering (plus an additional 0.5% of gross proceeds which may be paid for bona fide due diligence expenses), such excess will be paid by the Advisor with no recourse by or reimbursement to the Advisor. For the nine-month period ended September 30, 1996, the Company incurred costs of $6,088,840 in connection with both the initial offering and the current offering, a portion of which has been capitalized as deferred offering costs, and made payments, including prepayments of selling commissions, of which $6,479,890 has been charged to shareholders' equity. Such payments include reimbursement to the Advisor of $2,263,575 for payments the Advisor had made on the Company's behalf. For the nine-month period ended September 30, 1995, the Company incurred costs of $3,265,703 in connection with its initial offering and made payments of $2,158,265. Such 1995 payments include reimbursements to the Advisor of $303,500 for payments the Advisor had made on the Company's behalf.



Note 4.  Transactions with Related Parties:

The Company has entered into an advisory agreement with the Advisor. Pursuant to the advisory agreement, the Advisor will perform certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day administration and management of the Company and the performance of certain administrative services. For the three-month and nine-month periods ended September 30, 1996, the Company incurred asset management fees of $163,656 and $443,228, respectively, with performance fees in like amount and general and administrative reimbursements of $244,025 and $617,479, respectively. For the three-month and nine-month periods ended September 30, 1995, the Company incurred asset management fees of $78,115 and $202,461, respectively, performance fees in like amount and general and administrative expense reimbursements of $146,382 and $393,027, respectively.

As of December 31, 1995, accounts payable to affiliates were comprised of deferred offering costs of $1,066,262, asset management and performance fees of $748,795, accrued interest on deferred acquisition fees of $106,175 and amounts due for other operating costs of $578,052. As of September 30, 1996, accounts payable to affiliates were comprised of deferred offering costs of $658,153, asset management and performance fees of $1,447,749, accrued interest on deferred acquisition fees of $232,206 and amounts due for other operating costs of $297,796.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine-month period ended September 30, 1996 were $14,113.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 5.  Industry Segment Information:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the nine-month periods ended September 30, 1995 and 1996 are as follows:

                                                       1995               1996
                                                       ----               ----
Per Statements of Income:
    Rental income from operating leases             $1,326,274         $3,206,775
    Interest income from direct financing leases       818,801          3,239,934

Adjustment:
    Share of leasing revenue from equity
        investments                                  2,333,582          3,313,463
                                                    ----------         ----------
                                                    $4,478,657         $9,760,172
                                                    ==========         ==========

For the nine-month periods ended September 30, 1995 and 1996, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                                        1995      %       1996       %
                                                        ----     ---      ----      --

Best Buy Co., Inc. (a)                              $1,351,832    30%  $1,349,039   14%
The Upper Deck Company (a)                                                982,674   10
Gensia, Inc. (a)                                       981,750    22      981,750   10
Applied Bioscience International, Inc.                                    976,500   10
Etec Systems, Inc.                                     864,834    19      952,824   10
Telos Corporation                                                         805,186    9
Rheometric Scientific, Inc.                                               710,901    7
Q Clubs, Inc. (formerly Sports
    and Fitness Clubs of America)                      207,263     5      634,636    6
The Garden Companies, Inc.                             228,704     5      612,300    6
Big V Holding Corp.                                    590,097    13      598,961    6
Lanxide Corporation                                                       512,586    5
Del Monte Corporation                                                     321,563    4
Wal-Mart Stores, Inc.                                  254,177     6      297,919    3
Celadon Group, Inc.                                                        23,333
                                                    ----------   ----  ----------  ---
                                                    $4,478,657   100%  $9,760,172  100%
                                                    ==========   ====  ==========  ====

(a) Represents the Company's proportionate share of lease revenues from its equity investments.



Note 6.  Dividends:

Dividends paid to shareholders during the nine months ended September 30, 1996 are summarized as follows:

          Quarter Ended        Total Paid     Per Share
          -------------        ----------     ---------
          December 31, 1995    $1,190,411     $0.2005
                               ==========     =======
          March 31, 1996       $1,579,063     $0.2008
                               ==========     =======
          June 30, 1996        $1,848,274     $0.2010
                               ==========     =======

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Dividends for the quarter ended September 30, 1996 were comprised of dividends declared of $0.175 per share ($1,818,988) to shareholders of record as of September 18, 1996 and $0.02625 per share ($343,916) to shareholders of record as of October 5, 1996. Such dividends were paid in October 1996. Dividends declared prior to September 30, 1996 ($1,818,988) have been accrued as dividends payable as of September 30, 1996.


Note 7.  Equity Investments:

The Company holds a 37% interest in BB Property Company ("BB Property"), a general partnership which net leases 17 retail stores to Best Buy Co., Inc., a 50% interest in Gena Property Company ("Gena"), a general partnership which net leases two office buildings to Gensia, Inc. and a 50% interest in Cards Limited Liability Company ("Cards LLC"), a general partnership which net leases office and manufacturing facilities to The Upper Deck Company. The interest in Cards LLC was purchased in January 1996. Summarized financial information of Gena, BB Property, and Cards LLC is as follows:

(in thousands)
                                             Gena                               BB Property                    Cards LLC
                            -------------------------------------- --------------------------------------  -----------------
                            December 31, 1995   September 30, 1996 December 31, 1995   September 30, 1996  September 30,1996
                            -----------------   ------------------ -----------------   ------------------  -----------------
Land and buildings, net
     of accumulated
     depreciation                   $22,287            $21,941            $18,580             $18,580
Net investment in
     direct financing lease                                                27,261              27,553             $25,831
Other assets                                                                                                          750
                                    -------            -------            -------             -------             -------
     Total assets                   $22,287            $21,941            $45,841             $46,133             $26,581
                                    =======            =======            =======             =======             =======

Mortgage notes payable              $12,241            $11,838            $31,235             $30,709             $14,895
Other liabilities                       141                134                235                 231                 855
                                    -------            -------            -------             -------             -------
      Total liabilities              12,382             11,972             31,470              30,940              15,750
      Partners' capital               9,905              9,969             14,371              15,193              10,831
                                    -------            -------            -------             -------             -------
      Total liabilities and
          partners' capital         $22,287            $21,941            $45,841             $46,133             $26,581
                                    =======            =======            =======             =======             =======

                                                              For The Nine Months Ended
                           ---------------------------------------------------------------------------------------
                                   September 30, 1995                              September 30, 1996
                           -----------------------------------   -------------------------------------------------
                                GENA             BB Property         GENA          BB Property        Cards LLC
                           ----------------    ---------------   ------------    ---------------   ---------------
Lease revenues                 $1,964              $3,653           $1,964            $3,646            1,965
Other income                                                                                                7
                               ------              ------           ------            ------           ------
                               $1,964              $3,653           $1,964            $3,646           $1,972
                               ------              ------           ------            ------           ------

Interest expense on
     mortgages                    743               2,137              733             2,091              942
Depreciation                      345                                  346
Other                               1                   2                5                 6                3
                               ------              ------           ------            ------           ------
                                1,089               2,139            1,084             2,097              945
                               ------              ------           ------            ------           ------

      Net income               $  875              $1,514           $  880            $1,549           $1,027
                               ======              ======           ======            ======           ======

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 8.  Purchases of Real Estate:

         Sports & Fitness Clubs of America, Inc.

On July 25, 1996, the Company purchased land and a health club facility in Houston, Texas for $6,180,000 of equity and entered into a net lease agreement with Sports & Fitness Clubs of America, Inc. ("Sports & Fitness"). The lease obligations of Sports & Fitness are guaranteed by its parent company, Q Clubs, Inc. ("Q Clubs"). The lease has an initial term of 20 years and provides for four five-year renewal options. Annual rent is $694,000 with rent increases every five years with such increases based on a formula indexed to increases in the Consumer Price Index ("CPI").

In connection with its purchase, the Company was granted warrants exercisable for 5,089 shares of common stock of Q Clubs at an exercise price of $275 per share. The exercise price increases by 3% annually beginning on July 23, 1997.

         Celadon Trucking Services, Inc.

On September 19, 1996, the Company purchased land and newly constructed buildings in Indianapolis Indiana for $6,807,000 of equity and entered into a net lease agreement with Celadon Trucking Services, Inc. ("Celadon Trucking"). The lease obligations of Celadon Trucking are guaranteed by its parent company, Celadon Group, Inc. The lease has an initial term of 20 years and provides for two ten-year renewal options. Annual rent is $700,000 with rent increases every year with such increase based on a formula indexed to the annual increase in the CPI with any increase capped at 4.25%. Celadon Trucking has been provided with an option to purchase the property at the end of the initial term or the renewal term for the higher of (i) $6,807,000 plus any prepayment charge on any mortgage debt or (ii) fair market value.



Note 9.  Mortgage Financing:

In November 1995, the Company and Carey Institutional Properties, ("CIP(TM)"), an affiliate, each with 50% interests as tenants-in-common, purchased land in Illinois, Wisconsin and Washington and subsequently constructed three warehouses and a special purpose facility at a total cost of $21,990,000 pursuant to construction agency and lease agreements with Del Monte Corporation ("Del Monte"). In July 1996, the Company and CIP(TM) each made a final payment of $2,145,000 to complete the construction project. Annual rent on the Del Monte lease is $2,572,500 (of which the Company's share is $1,286,250).

After completion of construction, the Company and CIP(TM) obtained $12,500,000 (of which the Company's share is $6,250,000) of limited recourse financing which had been committed to the Company and CIP(TM) by the lender when the transaction with Del Monte was structured. The loan is collateralized by mortgages on the Del Monte properties and a lease assignment. The loan provides for a fixed interest rate of 10% per annum on $11,000,000 of the initial loan balance with a variable interest rate of either the lender's prime rate plus 2% or the London Inter-Bank Offering Rate plus 4% (10.25% at inception) of the remaining initial loan balance of $1,500,000. Debt service is paid quarterly based on a 20-year amortization schedule. The initial quarterly payment, based on current interest rates, will be approximately $353,000 (of which the Company's share is $176,500). The loan is scheduled to mature on November 30, 2000 at which time a balloon payment of $11,450,000 will be due (of which the Company's share will be $5,725,000).

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 10.  Etec Systems, Inc.:

On February 16, 1995, the Company purchased land and an office/manufacturing facility located in Hayward, California for $11,859,000 and entered into a net lease agreement with Etec Systems, Inc. ("Etec"). The Company contributed $5,609,000 of equity with $6,250,000 provided by limited recourse mortgage financing. The lease had an initial term of 15 years, with four five-year renewal terms. The initial annual rent was $1,370,325 with such rent increased or decreased during the first five lease years to reflect any increases or decreases in monthly debt service payments due under the loan, which has a variable interest rate, from debt service payments that would be paid on a loan with a fixed rate of 8.75% per annum. The Company received warrants to purchase 212,418 shares of Etec common stock of which warrants for 53,104 shares were assigned to the mortgage lender.

In August 1996, the Company entered into a modification agreement with Etec. In consideration for the Company agreeing to cancel its rights for 90,546 warrants, Etec refunded $2,633,973 of the original purchase price of the property to the Company. The refund was applied as a prepayment to the mortgage loan. As a result of such prepayment, the lender reamortized the loan, as described below. In addition, the existing lease was modified to extend the initial term by nineteen months to August 31, 2011. Annual rent for the remaining initial term was reduced by $347,289 to $1,023,036, subject to modification as described hereafter. The Company has also made a commitment to fund the construction of a 60,000 square foot addition at the Etec property.

The funding of the addition will consist of three installments through January 31, 1998. The lease terms will be modified upon each installment payment. Rent will increase by $114.88 per year for each $1,000 of funding contributed during the first installment phase and will aggregate approximately $4,000,000. For the second and third installments, rent will increase by an amount equal to the monthly amortization payment required to repay the installments over the remaining initial term of the lease based on an annual interest rate of 8.28% for contributions of up to $2,500,000 and an annual interest rate of 8.43% for contributions in excess of $2,500,000. The second and third installments will aggregate approximately $5,000,000.

The commitment by the Company to fund the addition is for a maximum of $9,000,000 plus structuring, development and acquisition fees payable to an affiliate. Of such funding, $5,000,000 will be provided by mortgage financing. The Company has received a commitment from the existing mortgage lender on the Etec property to provide such financing. In connection with the aforementioned loan prepayment, the existing loan was modified to extend the maturity date by 19 months and to change the loan from a variable rate to a fixed rate of 8.03% per annum. The modified loan currently provides for monthly payments of principal and interest of $33,358.

Etec has also agreed to allow the Company to exercise its remaining 68,764 warrants by either paying the cash exercise price or by a cashless exercise in which the Company would receive shares equal to the fair market value less the exercise price of such shares.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


In January 1996, the Company concluded an initial offering of common stock at which time it had raised equity of $81,359,920 (8,135,992 shares). On February 2, 1996, the Company commenced a second public offering of 20,000,000 shares of common stock at $10 per share on a "best efforts" basis. As of November 10, 1996 the Company had issued 4,976,693 shares ($49,766,930) under the second offering. The Company intends to raise capital pursuant to this offering for approximately two years unless the full amount of registered shares are subscribed before that time. The Company is expanding its selected dealer network and expects the network to participate in the sale of common stock through the term of the offering. The Company intends to invest the net offering proceeds (except for 1% of proceeds used to establish a working capital reserve) along with the remaining proceeds from the initial offering in additional real estate investments so as to further diversify the Company's portfolio. As of November 10, 1996, approximately $65,250,000 of the Company's net offering proceeds was invested in real estate and $48,000,000 of funds was available for investment. All net offering proceeds not currently invested in real estate are invested in cash and cash equivalents.

      With the utilization of available limited recourse mortgage financing and net offering proceeds, the Company has purchased direct or indirect interests in commercial properties with the following lease obligors:

    Date Acquired                      Lease Obligor
    -------------                      -------------

    May 13, 1994                       Best Buy Co., Inc.
    July 15, 1994                      Big V Holding Corp.
    October 14, 1994                   Gensia, Inc.
    February 10, 1995                  Wal-Mart Stores, Inc.
    February 16, 1995                  Etec Systems, Inc.
    June 8, 1995 and July 25, 1996     Sports & Fitness Clubs, Inc.
    June 20, 1995                      The Garden Companies, Inc.
    November 9, 1995                   Del Monte Corporation
    November 13, 1995                  Applied Bioscience International, Inc.
    January 4, 1996                    The Upper Deck Company
    February 23, 1996                  Rheometric Scientific, Inc.
    March 11, 1996                     Telos Corporation
    March 28, 1996                     Lanxide Corporation
    September 19, 1996                 Celadon Group, Inc.

Shares of company stock sold between March 31, 1995 and May 9, 1995 (526,921 shares ($5,269,210)) were subject to redemption through May 9, 1996. The redemption period ended May 9, 1996, at which time only 3,750 of such shares ($37,500) were redeemed. With the end of the redemption period, the Company's uncertainty as to whether a significant amount would need to be used to fund redemptions has been eliminated. As of November 10, 1996, the Company has raised $131,126,850 through its offerings of common stock.

      The results of operations for the three-month and nine-month periods ended September 30, 1995 and 1996 are not directly comparable as the Company's direct and indirect investment in net leased real estate has materially increased during 1995 and 1996. Increases in lease revenues, equity income, interest, general and administrative expenses, property expenses, depreciation and amortization were primarily due to the increases in real estate assets and related mortgage borrowings. The increase in other interest income was due to the increase in cash balances. Interest income will decrease as cash available for investment is utilized for additional real estate purchases. The cash balances maintained after all available funds are invested will be substantially less than the current cash balances. Although there has been an increase in general administrative expenses for the comparable periods, a substantial portion of such expenses are fixed rather than variable, and the rate of increase in such costs is expected to moderate even as the Company's real estate assets and related revenues increase.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                                     PART II





Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



                    During the quarter ended September 30, 1996, no matters were submitted to a vote of Security Holders.



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None.


         (b)        Reports on Form 8-K:

                    During the quarter ended September 30, 1996, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES




                                                      SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                                 AND SUBSIDIARIES






           11/12/96                By:     /s/ Claude Fernandez
          ----------                      ---------------------------
             Date                         Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)




           11/12/96                By:     /s/ Michael D. Roberts
          ----------                      ---------------------------
             Date                         Michael D. Roberts
                                          First Vice President and Controller
                                          (Principal Accounting Officer)