Form 10-Q/A
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1996-11-26
CIK 912046

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          SEPTEMBER 30, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                -------------    ---------------

Commission file number        033-99994
                      --------------------------------------------------------

      CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED, A MARYLAND CORPORATION
             (Exact name of registrant as specified in its charter)

            MARYLAND                                  13-3726306
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
(Address of principal executive offices)                         (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

                                              [X] Yes   [ ] No


               13,101,290 shares of common stock; $.001 Par Value
                        outstanding at November 11, 1996

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,                September 30,
                                                                        1995                         1996
                                                                     ------------                ------------
                                                                        (Note)                    (Unaudited)
         ASSETS:

Land and buildings, net of accumulated
    depreciation of $390,307 at December 31, 1995
    and $1,004,023 at September 30, 1996                              $35,058,832                 $ 53,720,952
Net investment in direct financing leases                              13,545,609                   40,818,616
Equity investments                                                     10,382,492                   16,134,096
Cash and cash equivalents                                              20,239,764                   53,433,377
Deferred offering costs                                                 1,066,262                      683,153
Security deposits                                                         325,000                    1,410,250
Other assets                                                              413,102                      429,274
Accrued interest and rents receivable                                     141,716                      348,921
                                                                      -----------                 ------------
           Total assets                                               $81,172,777                 $166,978,639
                                                                      ===========                 ============

         LIABILITIES:

Limited recourse mortgage notes payable                               $18,127,538                 $ 42,340,683
Accrued interest payable                                                  136,086                      434,363
Accounts payable to affiliates                                          2,499,284                    2,635,904
Accounts payable and accrued expenses                                     104,141                      222,921
Dividends payable                                                       1,189,830                    1,818,988
Security deposits                                                         667,581                    1,628,831
Prepaid rental income                                                     217,000                      715,874
Deferred acquisition fees payable to an affiliate                       1,577,639                    2,800,048
                                                                      -----------                 ------------
           Total liabilities                                           24,519,099                   52,597,612
                                                                      -----------                 ------------

Commitments and contingencies

Common stock subject to redemption
    Common stock, $.001 par value;

    526,921 shares issued and outstanding                               5,269,210
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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          Three Months Ended                             Nine Months Ended
                                September 30, 1995   September 30, 1996        September 30, 1995     September 30, 1996
                                ------------------   ------------------        ------------------     ------------------
Revenues:
  Rental income from
    operating leases               $   614,066          $ 1,348,443             $ 1,326,274          $ 3,206,775
  Interest from direct
    financing leases                   401,498            1,318,792                 818,801            3,239,934
  Other interest income                 88,595              538,439                 353,826            1,240,126
                                   -----------          -----------             -----------          -----------
                                     1,104,159            3,205,674               2,498,901            7,686,835
                                   -----------          -----------             -----------          -----------

Expenses:
  Interest                             361,451            1,049,295                 831,567            2,521,907
  Depreciation                         110,690              254,674                 245,186              613,716
  General and administrative           226,659              366,518                 597,540            1,167,689
  Property expenses                    164,332              339,638                 413,239              908,172
  Amortization                           3,811               10,071                   6,154               23,337
                                   -----------          -----------             -----------          -----------
                                       866,943            2,020,196               2,093,686            5,234,821
                                   -----------          -----------             -----------          -----------


      Income before
        income from equity
        investments                    237,216            1,185,478                 405,215            2,452,014


Income from equity
  investments                          331,156              514,020                 997,807            1,526,879
                                   -----------          -----------             -----------          -----------


      Net income                   $   568,372          $ 1,699,498             $ 1,403,022          $ 3,978,893
                                   ===========          ===========             ===========          ===========



Net income per
  common share                     $       .15          $       .16             $       .41          $       .43
                                   ===========          ===========             ===========          ===========



Weighted average shares              3,833,561           10,747,314               3,441,861            9,267,695
                                   ===========          ===========             ===========          ===========







The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                           ------------------------
                                                                           1995                1996
                                                                           ----                ----
Cash flows from operating activities:
  Net income                                                          $  1,403,022        $  3,978,893
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                        251,340             637,053
      Other noncash items                                                  (69,925)           (136,586)
      Income from equity investments in excess
        of distributions received                                         (147,216)           (336,196)
      Change in security deposits, net                                     342,581            (124,000)
      Decrease in other assets                                              56,511             170,035
      Increase in accrued interest payable                                  89,357             298,277
      Increase in prepaid rental income                                    498,874
      Increase in accrued interest and rents receivable                   (134,370)           (207,205)
      Increase in accounts payable to affiliates (a)                       721,720             544,729
      Increase in accounts payable and accrued expenses (a)                109,535              93,780
                                                                      ------------        ------------
           Net cash provided by operating activities                     2,622,555           5,417,654
                                                                      ------------        ------------

Cash flows from investing activities:

  Purchases of real estate and additional capitalized costs            (27,588,680)        (48,079,821)
  Purchase of equity interest in general partnership                                        (5,158,908)
  Purchase of stock warrants                                                                  (124,000)
  Partial refund of real estate purchase price                                               2,633,473
  Capital distribution from equity investment                            1,375,000
                                                                      ------------        ------------
           Net cash used in investing activities                       (26,213,680)        (50,729,256)
                                                                      ------------        ------------

Cash flows from financing activities:

  Proceeds from mortgages                                               18,375,000          27,700,000
  Prepayment of mortgage payable                                        (3,313,866)         (2,633,473)
  Payments on mortgage principal                                          (150,565)           (853,382)
  Proceeds from stock issuance, net of costs                             9,004,716          59,136,570
  Deferred financing costs                                                (270,066)            (85,544)
  Dividends paid                                                        (1,583,600)         (4,617,748)
  Purchase of treasury stock                                                                  (103,708)
  Redemption of stock                                                                          (37,500)
                                                                      ------------        ------------
        Net cash provided by financing activities                       22,061,619          78,505,215
                                                                      ------------        ------------

           Net (decrease) increase in cash and cash equivalents         (1,529,506)         33,193,613
Cash and cash equivalents, beginning of period                          10,661,712          20,239,764
                                                                      ------------        ------------
      Cash and cash equivalents, end of period                        $  9,132,206        $ 53,433,377
                                                                      ============        ============



Supplemental disclosure of cash flows information:

           Interest paid (including capitalized interest)             $    662,978        $  2,223,630
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
                                                       ==========       ==========



For the nine-month periods ended September 30, 1995 and 1996, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                                  1995                 %            1996                    %
                                                  ----               ----           ----                   --
Best Buy Co., Inc. (a)                       $1,351,832                30%       $1,349,039                14%
The Upper Deck Company (a)                      982,674                10
Gensia, Inc. (a)                                981,750                22           981,750                10
Applied Bioscience International, Inc.          976,500                10
Etec Systems, Inc.                              864,834                19           952,824                10
Telos Corporation                               805,186                 9
Rheometric Scientific, Inc.                     710,901                 7
Q Clubs, Inc. (formerly Sports
    and Fitness Clubs of America)               207,263                 5           634,636                 6
The Garden Companies, Inc.                      228,704                 5           612,300                 6
Big V Holding Corp.                             590,097                13           598,961                 6
Lanxide Corporation                             512,586                 5
Del Monte Corporation                           321,563
                                                                                                            4

Wal-Mart Stores, Inc.                           254,177                 6           297,919
                                                                                                            3
Celadon Group, Inc.                              23,333
                                             ----------        ----------        ----------            ------
                                             $4,478,657               100%       $9,760,172               100%
                                             ==========        ==========        ==========            ======



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

(in thousands)

                                         Gena                                BB Property                   Cards LLC
                           ------------------------------------   -------------------------------------  ------------------
                          December 31, 1995  September 30, 1996   December 31, 1995  September 30, 1996  September 30,1996
Land and buildings, net
     of accumulated
     depreciation                 $22,287       $21,941               $18,580           $18,580
Net investment in
     direct financing lease                                            27,261            27,553                   $25,831
Other assets                                                                                                          750
                                  -------       -------               -------           -------                   -------
Total assets                      $22,287       $21,941               $45,841           $46,133                   $26,581
                                  =======       =======               =======           =======                   =======

Mortgage notes payable            $12,241       $11,838               $31,235           $30,709                   $14,895
Other liabilities                     141           134                   235               231                       855
                                  -------       -------               -------           -------                   -------
      Total liabilities            12,382        11,972                31,470            30,940                    15,750
      Partners' capital             9,905         9,969                14,371            15,193                    10,831
                                  -------       -------               -------           -------                   -------
      Total liabilities and
          partners' capital       $22,287       $21,941               $45,841           $46,133                   $26,581
                                  =======       =======               =======           =======                   =======

                                                    For The Nine Months Ended
                            ------------------------------------------------------------------------------
                                   September 30, 1995                         September 30, 1996
                           -----------------------------------   -----------------------------------------
                                  GENA           BB Property         GENA          BB Property   Cards LLC
                           -------------------   -----------     ---------------   -----------   ---------
Lease revenues                    $1,964           $3,653           $1,964           $3,646        1,965
Other income                           7
                                  ------           ------           ------           ------       ------
                                  $1,964           $3,653           $1,964           $3,646       $1,972
                                  ------           ------           ------           ------       ------

Interest expense on

     mortgages                       743            2,137              733            2,091          942
Depreciation                         345              346
Other                                  1                2                5                6            3
                                  ------           ------           ------           ------       ------
                                   1,089            2,139            1,084            2,097          945
                                  ------           ------           ------           ------       ------

      Net income                  $  875           $1,514           $  880           $1,549       $1,027
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

The funding of the addition will consist of three installments through January 31, 1998. The lease terms will be modified upon each installment payment. Rent will increase by $114.88 per year for each $1,000 of funding contributed during the first installment phase and will aggregate approximately $5,000,000. For the second and third installments, rent will increase by an amount equal to the monthly amortization payment required to repay the installments over the remaining initial term of the lease based on an annual interest rate of 8.28% for contributions of up to $2,500,000 and an annual interest rate of 8.43% for contributions in excess of $2,500,000. The second and third installments will aggregate approximately $4,000,000.

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

                            CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                          AND SUBSIDIARIES

           11/25/96                By:   /s/ Michael D. Roberts
              Date                           -----------------------------------
                                             Michael D. Roberts
                                             First Vice President and Controller
                                            (Principal Accounting Officer)