Form 10-K405
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1997-03-31
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended DECEMBER 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

For the transition period from          to
                               --------    -----------

Commission file number          033-99994
                              --------------

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
             (Exact name of registrant as specified in its charter)

       MARYLAND                                      13-3726306
-------------------------------          -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                    10020
----------------------------------------                  ------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (212) 492-1100
                                                      ------------------

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
       -------------------           -----------------------------------------

             NONE                                NONE


           Securities registered pursuant to Section 12(g) of the Act:

                             SHARES OF COMMON STOCK
                                (Title of Class)


                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for common stock of Registrant at March 26, 1997. Non-affiliates held 18,064,089 shares of common stock, $.001 Par Value outstanding at March 26, 1997.

                                     PART I

Item 1.  Business.

         Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a Maryland corporation on July 30, 1993 and qualifies as a real estate investment trust ("REIT") for Federal income tax purposes for the year ended December 31, 1996. Registrant's day to day operations are managed by Carey Property Advisors, a Pennsylvania limited partnership, (the "Advisor") in accordance with an advisory agreement between Registrant and the Advisor. The sole general partner of the Advisor is Carey Fiduciary Advisors, Inc., a Pennsylvania corporation ("CFA"). Affiliates of the Advisor and CFA are the general partners of Corporate Property Associates ("CPA(R):1), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8") and Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"). The Advisor is also the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10") and Carey Institutional Properties Incorporated ("CIP(TM)"). Registrant has an advisory agreement with the Advisor. According to the terms of this agreement, the Advisor performs a variety of management services for Registrant. Registrant has entered into an agreement with Fifth Rock, L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated October 21, 1996 filed pursuant to Rule 424(b), as supplemented by a Supplement dated January 27, 1997 under the Securities Act of 1933 and such Prospectus and such Supplement is incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

         In February 1994, the Registrant commenced a public offering of common stock at $10 per share on a "best efforts" basis. Between May 1994 and January 1996, Registrant sold 8,135,992 shares ($81,359,020) including 20,000 shares ($200,000) which were purchased by Registrant's Advisor. Registrant filed a post-effective amendment on March 14, 1996 withdrawing from registration the balance of the unsold shares.

         On February 2, 1996, Registrant commenced a second public offering of 20,000,000 shares of common stock at $10 per share on a "best efforts" basis. As of December 31, 1996, the Company had issued 7,534,534 Shares ($75,345,340) the second offering. An additional 2,890,081 shares ($28,900,810) were subsequently issued in February 1997. Registrant intends to invest the net offering proceeds (except for 1% of proceeds used to establish a working capital reserve) in additional real estate investments so as to further diversify Registrant's portfolio of real estate investments. Until May 9, 1996, pursuant to a recession offer, the Company was required to offer shareholders who subscribed for shares between March 31, 1995 and May 9, 1995 the opportunity to redeem their shares. Pursuant to its recission offer, 3,750 shares ($37,500) were redeemed.

         Since December 31, 1995, Registrant has:

         (i) purchased on January 4, 1996, together with CIP(TM), a 50% interest in two office buildings in Carlsbad, California net leased to The Upper Deck Company; (ii) purchased on February 23, 1996 a manufacturing and warehouse facility in Piscataway, New Jersey net leased to Rheometric Scientific, Inc.,
(iii) purchased on March 11, 1996 an office and manufacturing facility in Loudon County, Virginia net leased to Telos Corporation, (iv) purchased on March 28, 1996, a research and development facility in Newark, Delaware net leased to Lanxide Corporation, (v) purchased on September 19, 1996, a distribution and warehouse facility in Indianapolis, Indiana net leased to Celadon Group, Inc.,
(vi) purchased on November 19, 1996, an office and research facility in Sunnyvale, California net leased to Spectrian Corporation, (vii) purchased on December 16, 1996, a retail store in Tulsa, Oklahoma net leased to Garden Ridge Corporation, (viii) purchased on December 24, 1996, an office and distribution facility in Hauppauge, New York net leased to Knogo North America, Inc., (ix) purchased on January 23, 1997, an office and research facility in San Leandro, California net leased to Scott Company, (x) purchased on January 29, 1997, land net leased to

Childtime Childcare, Inc. in Chandler, Arizona, Fleming Island, Florida, Sugarland and New Territory, Texas on which four child daycare centers are to be constructed (xi) purchased on February 18, 1997, an office and research facility in Mobile, Alabama net leased to QMS, Inc. and (xii) obtained $5,000,000 in mortgage financing which Registrant used to fund a portion of the construction of an addition to the Etec System, Inc. property. These transactions are described in Item 2.

         It is anticipated that a significant portion of Registrant's property acquisitions will be made in conjunction with acquisitions, recapitalizations and other financial restructurings. In some of these transactions, an acquiring entity may purchase all or substantially all of the stock or assets of a company and the acquired company or its successor in interest thereby may become obligated on the substantial loans necessary to finance the acquisition. Registrant may act as one of several sources of financing by purchasing real property from the seller of the subject company and net leasing it to such company or its successor. The lessee typically will have substantially greater debt and substantially lower net worth than that attributable to Registrant prior to the transaction. Consequently, the lessee may be particularly vulnerable to adverse conditions in the lessee's business or industry, adverse economic conditions generally and increases in interest rates, which increases directly or indirectly may result in higher payments under the debt portion of the lessee's lease with Registrant. In addition, the lessee's payment of lease rentals and debt service may prevent the lessee from investing in new equipment and from devoting resources to research and development or making other expenditures which are necessary to keep the lessee competitive in its industry. Furthermore, if the lessee plans to replace existing management, it will be more difficult for the Advisor to determine the likelihood of the lessee's being successful in its business and of being able to pay rentals throughout the term of a lease with Registrant.

         Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Selected Financial Data in Item 6 and Management's Discussion and Analysis in
Item 7 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

         For the year ended December 31, 1996, revenues from properties occupied by Best Buy Co., Inc. amounted to 13% of the total operating revenues of Registrant. No other property owned by Registrant accounted for 10% or more of its total operating revenue during 1996. See Note 9 to the Consolidated Financial Statements in Item 8. As Registrant continues to invest proceeds of the Offering, these percentages can be expected to decrease.

         All of Registrant's real estate properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant, its directors and officers and the Advisor for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has arranged for contingent property and liability insurance coverage on the properties. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. Currently, there are no claims pending for property damages or liability claims.

         As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable on Registrant's leased properties. Current rental income is reported in Note 9 to the Consolidated Financial Statements in Item 8. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases or percentage rents based on specified sales levels. The periodic rent increases are either fixed or based on formulas indexed to increases in the Consumer Price Index.

         As Registrant's objective is to invest in properties which are occupied by a single corporate tenant which are subject to net leases with such lease obligation backed by the credit of the corporate lessee, Registrant's properties are not generally subject to the competitive conditions of local and regional real estate markets. Because Registrant may be affected by the financial conditions of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy is to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification. Registrant faces competition for acquisition of commercial and industrial properties net leased to corporate tenants from financial institutions and other REITs. Registrant also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Registrant believes that its expertise in credit underwriting and transaction structuring will allow Registrant to compete effectively. In underwriting a net lease transaction, Registrant undertakes an analysis of the subject real estate and a credit analysis of the prospective lessee. Registrant evaluates the prospective lessee's business and financial outlook to determine the prospective lessee's ability to meet its ongoing obligations. In performing this analysis, Registrant evaluates a number of factors, including, but not limited to, the position of the prospective lessee in its industry, prospective lessee's business franchise and the importance of the property to the prospective lessee's business.

         Registrant qualifies and intends to continue to qualify as a real estate investment trust ("REIT") for the year ended December 31, 1996 under the Internal Revenue Code of 1986. Registrant should not be subject to Federal income taxes in future years, provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions. Registrant anticipates that future cash flows will be in excess of REIT taxable income and that it will have sufficient funds to pay dividends in excess of 95% of its REIT taxable income. Registrant anticipates that it will be able to pay dividends at an increasing rate in future years, however, there is no assurance that its objective of increasing the rate of distributions will be achieved.

         In connection with the purchase of its properties, Registrant requires sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that Registrant's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow Registrant to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow Registrant to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions, in the estimation of Registrant, are in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

         Registrant does not have any employees. An affiliate of the Advisor employs twelve individuals who perform accounting, secretarial and transfer services for Registrant. Service Data Corporation performs certain transfer services for Registrant and The Bank of New York performs certain banking services for Registrant. In addition, Registrant has an agreement with the Advisor pursuant to which the Advisor provides certain management services for Registrant.

Item 2.  Properties.

  Registrant, through certain subsidiaries and partnerships holds fee simple title to the following properties. The following table provides certain information with respect to the properties.

                                Gross
                               Leasable                         Average                  Primary   Maximum
     Tenant/Guarantor           Area in        Annual           Rent Per                  Lease     Lease          Type of
  Location of Properties       Square Ft.     Rent (1)         Square Ft.   Occupancy     Term      Term           Property
  ----------------------       ----------     --------         ----------   ---------     ----      ----     ---------------------
BEST BUY CO., INC.(2)
  Denver, CO ............        23,987
  Fort Collins, CO ......        28,520
  Bloomingdale, IL ......        27,280
  Bedford Park, IL ......        27,466
  Aurora, IL ............        28,186
  Matteson, IL ..........        27,538
  Schaumberg, IL ........       113,933
  Omaha, NE .............        28,731
  Albuquerque, NM .......        45,653
  Arlington, TX .........        46,361
  Beaumont, TX ..........        28,255
  Dallas, TX ............        27,697
  El Paso, TX ...........        28,179
  Plano, TX .............        28,075
  Ft. Worth, TX .........        27,460
  Houston, TX ...........        28,160
  Madison, WI ...........        28,025
                                -------
    TOTAL ...............       593,146     $1,835,014(3)     $    8.36(3)     100%        2018     2033     Retail
BIG V SUPERMARKETS, INC.(4)
  Ellenville, NY ........        60,750
  Warwick, NY ...........        72,804
                                -------
    TOTAL ...............       133,554        693,563(3)         11.54(3)     100         2018     2038     Supermarket
GENSIA, INC.(5)
  San Diego, CA .........       144,311      1,309,000(3)         18.14(3)     100         2009     2049     Office/Research
ETEC SYSTEMS, INC
  Hayward, CA ...........       153,531      1,023,036             6.66        100         2011     2031     Manufacturing/Office
WAL-MART STORES, INC
  Greenfield, IN ........        82,620        397,226             4.81        100         2005     2020     Warehouse/Distribution
SPORTS & FITNESS CLUBS OF
  AMERICA, INC
  Austin, TX ............        43,935        686,637            15.63        100         2013     2033     HealthClub
  Houston, TX ...........        46,733        694,000            14.85        100         2016     2036     HealthClub
NK LAWN & GARDEN CO
  Chattanooga, TN .......       242,317        816,400             3.37        100         2015     2035     Warehouse/Distribution
DEL MONTE CORPORATION (5)
  Mendota, IL ...........       239,850                                                                      Warehouse
  Plover, WI ............       210,000                                                                      Warehouse
  Toppenish, WA .........       274,750                                                                      Warehouse
  Yakima, WA ............        11,165                                                                      RipeningRoom
    TOTAL ...............       735,765      1,286,250(3)          3.50(3)     100         2016     2056
APPLIED BIOSCIENCE
  INTERNATIONAL, INC
  Austin, TX ............       173,000      1,302,000             7.53        100         2010     2030     Research
THE UPPER DECK COMPANY(5)
  Carlsbad, CA ..........       295,000      1,319,875(3)          8.94(3)     100         2021     2041     Manufacturing/Office
RHEOMETRIC SCIENTIFIC, INC
  Piscataway, NJ ........       104,000        805,361             7.74        100         2011     2031     Office/Industrial
TELOS CORPORATION
  Loudon County, VA .....       192,775      1,447,000             7.51        100         2016     2036     Office/Manufacturing
LANXIDE CORPORATION
  Newark, DE ............       162,220      1,030,000             6.35        100         2016     2036     Research/Development
CELADON TRUCKING
  SERVICES, INC
  Indianapolis, IN ......        60,900        700,000            11.49        100         2016     2036     Distribution/Warehouse

                                Gross
                               Leasable                         Average                  Primary   Maximum
     Tenant/Guarantor           Area in        Annual           Rent Per                  Lease     Lease          Type of
  Location of Properties       Square Ft.     Rent (1)         Square Ft.   Occupancy     Term      Term           Property
  ----------------------       ----------     --------         ----------   ---------     ----      ----       ----------------

SPECTRIAN CORPORATION
  Sunnyvale, CA                91,476       $1,925,000         $ 21.04        100%         2011       2026     Office/Research
GARDEN RIDGE
CORPORATION
  Tulsa, OK                   141,284          854,164            6.05        100          2016       2036     Retail
KNOGO NORTH AMERICA, INC
  Hauppauge, NY                68,333        2,096,000           30.67        100          2016       2020     Office/Distribution
SCOTT COMPANIES, INC
  San Leandro, CA             270,000        1,945,850            7.21        100          2017       2032     Office/Research
QMS, INC
  Mobile, AL                  277,000        1,689,375            6.10        100          2012       2042     Office/Research
CHILDTIME CHILDCARE, INC
  Chandler, AZ                  6,575          103,894
  Fleming Island, FL            7,894          111,440
  Sugarland, TX                11,331          109,920
  New Territory, TX             7,894          114,856
                              -------        ---------
                               33,694          440,110           13.06        100          2018       2028     Daycare Centers



(1) Annual rent on a cash basis.

(2) Registrant owns a 37% interest in these properties. The remaining interest is owned by Carey Institutional Properties Incorporated ("CIP(TM)").

(3) This figure represents the rent per square foot of the property when combined with rents payable to co-owners.

(4) Registrant owns a 45% interest in these properties. The remaining interest is owned by CIP(TM).

(5) Registrant owns a 50% interest in this property. The remaining interest is owned by CIP(TM).

(6) For both tax and financial reporting purposes, all improvements are depreciated over a 40-year period on a straight-line basis.



         Except as noted, Registrant's leases provide that lessees pay all expenses of any nature relating to the use, occupancy, maintenance and repair of the leased properties including the payment of all taxes and insurance premiums. Registrant and its affiliates and subsidiaries have no obligation to render any building services or to expend their own funds on behalf of its lessees or maintain leased properties, except as noted. In the opinion of Registrant's management, the leased properties are adequately covered by insurance.


PROPERTY LEASED TO BIG V SUPERMARKETS, INC.

         In October 1993, a wholly-owned subsidiary of CIP(TM), acquired from Big V Supermarkets, Inc. ("Big V") retail shopping centers constructed in Ellenville and Warwick, New York for $14,422,000 and entered into anet lease with Big V. Big V Holding Corp., the parent company of Big V, has guaranteed the lease obligations of Big V. The Ellenville property contains a 46,000 square foot commercial building, operated as a "ShopRite" supermarket, and approximately 13,500 square feet of additional retail space. The Warwick property contains a 48,164 square foot commercial building, also operated as a "ShopRite" supermarket, and approximately 24,000 square feet of additional retail space. On July 15, 1994, Registrant acquired a 45% interest in the Big V properties by paying $2,790,000 to CIP(TM) and assuming a 45% interest in the outstanding mortgage loan collateralized by the Big V properties which was subsequently refinanced in July 1995.

         On July 20, 1995, financing of $7,500,000 was provided to CIP(TM) and Registrant through a limited recourse mortgage loan which was used to prepay an existing limited recourse mortgage loan. The new loan has a term of 25 years and bears interest at an initial annual interest rate of 9% for the first ten years of the term. Thereafter, the interest rate will be adjusted annually to an annual rate equivalent to .375% over the Moody's A Corporate Bond Index Daily Rate. The loan requires monthly payments of principal and interest based on a 25-year amortization schedule.

         The initial term of the lease is 25 years with four five-year renewal options. The lease requires Big V to pay annual basic rent of $1,541,250. In addition, for each of the first five years of the lease, Big V is required to pay as additional basic rent an amount equal to 1% of gross sales by Big V for such year, in the case of the Ellenville property, for gross sales in excess of $30,000,000, and in the case of the Warwick property, for gross sales in excess of $42,500,000. During each year thereafter (including any extensions), Big V is required to pay annually as additional basic rent an amount equal to the greater of (i) the amount listed below and (ii) 1% of gross sales by Big V in excess of $30,000,000, with respect to the Ellenville property, and, $42,500,000 with respect to the Warwick property.


MINIMUM ADDITIONAL RENT

                                            WARWICK      ELLENVILLE
                                           PROPERTY      PROPERTY
      YEARS                                 AMOUNT        AMOUNT
      -----                                --------     ----------
       6-10............................... $135,575     $ 98,175
      11-15...............................  184,347      133,493
      16-20...............................  266,588      193,046
      21-25...............................  348,829      252,601
      26-30...............................  431,071      312,155
      31-35...............................  513,312      371,708
      36-40...............................  595,552      431,262
      41-45...............................  677,794      490,816


         Big V operates a chain of 32 supermarkets primarily under the "ShopRite" trade name and located in the Hudson River Valley region of New York, northeastern Pennsylvania, northern New Jersey and southwestern Connecticut.


PROPERTIES LEASED TO BEST BUY CO., INC.

         In April 1993, a general partnership (the "BB Partnership"), formed by wholly-owned subsidiaries of CIP(TM) and CPA(R):10, purchased from Best Buy Co., Inc. ("Best Buy") 17 consumer electronics retail stores and related facilities and entered into a net lease with Best Buy.

         On May 13, 1994, Registrant, through a wholly-owned subsidiary, acquired a 37% general partnership interest in the BB Partnership in exchange for an investment of $4,378,210. As the result of Registrant's investment, CPA(R):10 is no longer a partner in the BB Partnership. The aggregate purchase price of the Best Buy properties was $46,233,000.

         $32,800,000 of the purchase price was provided to the BB Partnership pursuant to a limited recourse mortgage loan.

         The loan bears interest at a rate of 9.01% per annum, and requires monthly payments of principal and interest of $291,290 with a balloon payment of $15,921,746 due on May 1, 2008 for the entire outstanding principal balance. The loan may not be prepaid during the first 10 years, and thereafter may be prepaid in full, but not in part, only upon the payment of, among other things, a make-whole premium.

         The initial term of the lease expires on April 30, 2018 with three five-year renewal terms for all or less than all of the BB Properties. If Best Buy elects a renewal for less than all properties, basic rent for shall be reduced by a percentage approximately equal to the percentage of basic rent attributable to the Best Buy properties as to which lease is not renewed. Basic rent for the second or third renewal term shall be based on fair market rental value.

         The lease requires Best Buy to pay basic rent, which consists of a monthly component and a semiannual component. On the first day of each month up to and including May 1, 2008, the monthly component is $291,290.14. On each November 1 and May 1 up to and including November 1, 2007, the semi-annual component is payable as follows:

                                                                     SEMI-ANNUAL
                     PERIOD                                            PAYMENT
    ---------------------------------------------                    -----------
May 1, 1993 to and including November 1, 1997                        $   732,007.50
May 1, 1998 to and including November 1, 2002                            764,540.50
May 1, 2003 to and including November 1, 2007                            797,074.00


  For the period from May 1, 2008 to and including May 1, 2018, Best Buy shall make payments of the two components of basic rent such that annual basic rent is as follows (subject to adjustment as described below):


                                                                    SEMI-ANNUAL
                     PERIOD                                            PAYMENT
---------------------------------------------                       ------------
May 1, 2008 to and including April 30, 2013                           $4,119,477
May 1, 2013 to and including May 1, 2018                               4,282,146

         The basic rent for the period May 1, 2008 through May 1, 2018 described above, assumes that, on the basis of Best Buy's credit rating, financing will be available to refinance the loan on or about May 1, 2008 at an interest rate of 9.01% per annum and amortizing $15,750,000 in 120 equal monthly installments. If the rate is higher than 9.01% per annum, then the annual basic rent for the period will be adjusted upward on a dollar-for-dollar basis by the amount of the annual increase in the installments. No adjustment in basic rent will be made if the rate is less than 9.01% per annum.

         If, by April 15, 2008, the BB Partnership is unable to obtain such a loan to refinance the outstanding balance of the existing loan, then the BB Partnership shall so notify Best Buy and, on May 1, 2008, Best Buy shall prepay the basic rent for the remaining 10 years of the initial term by making a payment in the amount of $15,750,000 (subject to certain reductions) and, so long as no default in the payment of rent or event of default related to certain financial covenants and environmental matters exists under the lease on either April 15, 2008 or May 1, 2008, no additional payments of basic rent will be payable by Best Buy for the balance of the initial term. In lieu of making the this rental payment, Best Buy shall have the right, so long as no default exists, to make a rejectable offer to terminate the lease on May 1, 2008. If the lease is terminated in accordance with such an offer, Best Buy shall pay a termination amount equal to $16,000,000 (subject to certain reductions).

         During the renewal terms, basic rent shall be affected in part by the payment by Best Buy of the lump sum rental payment described above.

         Best Buy is one of the nation's leading discount retailers, offering brand name consumer electronics, personal computers and other home office products, major appliances and entertainment software.


PROPERTY LEASED TO GENSIA, INC.

         In December 1993, a general partnership, of which wholly-owned subsidiaries of Registrant and CIP(TM) are the sole general partners, acquired from Gensia, Inc. ("Gensia") approximately 5.5 acres of land in San Diego, California, on which are constructed two buildings with office and research and development space and entered into a net lease with Gensia.

         Initially, the CIP(TM) subsidiary had a 99.99% interest in the general partnership and Registrant's subsidiary had a 0.01% interest in the general partnership. On October 14, 1994, Registrant acquired an additional 49.99% interest in the general partnership in exchange for a payment of approximately $4,840,000.

         The cost of acquiring the Gensia property and of completing the facility was $23,200,000. The general partnership financed a portion of the purchase price and the cost of completing the facility with a limited recourse mortgage loan in the amount of $13,000,000, which mortgage loan bears interest at the rate of 8.125% per annum and is fully amortizing over a term of 15 years.

         The initial term of the lease is 15 years, with four ten-year renewal terms. The lease provides annual rent to $2,618,000, with rent increases every five years based on a formula indexed to increases in the Consumer Price Index (the "CPI") with a cap of 4% in any one year.

         Payment of monthly installments of basic rent during the first five years of any 10-year renewal term will be in an amount equal to 95% of the Fair Market Rent (determined pursuant to the lease) of the property and is subject to adjustment at the end of the fifth year of such renewal term to reflect the percentage increase in the CPI as set forth above. In no event will the basic rent payable during the first five years of any 10-year renewal term increase or decrease by more than 22% from the basic rent in effect at the end of the prior term.

         Gensia is engaged in the discovery, development, manufacturing and marketing of pharmaceutical products primarily for the treatment and diagnosis of human diseases.


PROPERTY LEASED TO ETEC SYSTEMS, INC.

         On February 9, 1995, a wholly-owned subsidiary of Registrant purchased from Etec Systems, Inc. ("Etec") the office/ manufacturing facilities of Etec in Hayward, California and entered into a net lease with Etec. Registrant contributed equity of approximately $5,610,000 to the purchase of the Etec property and obtained $6,250,000 of limited recourse mortgage financing. Registrant also was granted warrants to purchase 159,314 shares of Etec common stock.

         The lease had a term of 15 years, with four five-year renewal terms with annual rent of $1,370,325 with such rent adjusted during the first five lease years to reflect any increases or decreases in monthly debt service payments due under the loan. In August 1996, Registrant entered into a modification agreement with Etec. In consideration for the Registrant agreeing to cancel its rights for 90,546 warrants, Etec refunded $2,633,973 of the original purchase price of the property to Registrant. The refund was applied as a prepayment to the mortgage loan, and the lender reamortized the loan. The existing lease was modified to extend the initial term by nineteen months to August 31, 2011 and annual rent was reduced by $347,289 to $1,023,036. Registrant also made a commitment to fund the construction of a 60,000 square foot addition at the Etec property.

         The funding of the addition will consist of three installments through January 31, 1998 with a first installment of $5,000,000 made in February 1997. The lease terms will be modified upon each installment payment. With the January 1997 installment, annual rent increased by $574,000 to $1,597,036. For the second and third installments, rent will increase by an amount equal to the monthly amortization payment required to repay the installments over the remaining initial term of the lease based on an annual interest rate of 8.28% for contributions of up to $2,500,000 and an annual interest rate of 8.43% for contributions in excess of $2,500,000.

         The commitment to fund the addition is for a maximum of $9,000,000 including the $5,000,000 of mortgage financing, plus structuring, development and acquisition fees payable to an affiliate. In connection with the August 1996 loan prepayment, the loan was modified from interest at a variable rate to 8.03% per annum. Upon receipt of the $5,000,000 mortgage financing for the first installment of the new construction, the existing loan was increased to a balance of $8,220,000. The terms of the loan were further modified to provide for $6,300,000 of the loan to be at a fixed rate of 8.03% per annum and the remaining amount at a variable rate with monthly principal payments based on a 15-year amortization schedule. A balloon payment of approximately $6,479,000 will be due in February 2002.

         In addition, Etec posted a security deposit equal to three months of the initial annual rent, which security deposit will be applied against the last three months rent or, if such rent has been paid, against any other amounts due to Registrant. The security deposit may be commingled with other funds of Registrant.

         Etec has also agreed to allow Registrant to exercise its remaining 68,764 warrants by either paying the cash exercise price or by a cashless exercise in which Registrant would receive shares equal to the fair market value less the exercise price of such shares.

         Etec is a leading producer of electron beam and laser lithography equipment. These systems are used in the manufacturing of masks for the semiconductor manufacturing industry.


PROPERTY LEASED TO WAL-MART STORES, INC.

         On February 10, 1995, Registrant, through a wholly-owned subsidiary, purchased a warehouse/distribution facility in Greenfield, Indiana leased to Wal-Mart Stores, Inc. ("Wal-Mart") for $3,584,905. Concurrently with the acquisition of the property, the lease was assigned to Registrant. Registrant is required to pay the cost of insurance and taxes up to the amount of $41,280 in any lease year.

         The initial term of the lease ends January 31, 2005. Wal-Mart has the right to extend the lease for three five-year renewal terms. Annual basic rent is $397,235, payable monthly. During each renewal term, the lease provides for rent increases of 12% over the rent payable during the previous term.

         Registrant received limited recourse mortgage financing of $2,500,000 on the property in September 1995. The loan has a term of ten years, an interest rate of 8.23% per annum and provides for 36 monthly payments of interest and principal of $22,223 based on an 18 year amortization schedule followed by 84 monthly payments of interest and principal in the amount of $21,270 based upon a 20-year amortization schedule, with a balloon payment for the entire outstanding principal balance due at maturity. The mortgage loan is collateralized by a mortgage and security agreement.

         Wal-Mart operates approximately 2,000 Wal-Mart and 400 Sam's Clubs discount department stores throughout the United States.


PROPERTY LEASED TO SPORTS & FITNESS CLUBS OF AMERICA, INC. - AUSTIN, TEXAS

         On June 8, 1995, Registrant, through a wholly-owned subsidiary, purchased a 43,935 square foot health club from Sports & Fitness Clubs of America, Inc. ("SFCA") located in Austin, Texas for $5,497,000 and entered into a net lease with SFCA. $2,750,000 of the purchase price was supplied by limited recourse mortgage financing. The lease obligations of SFCA are guaranteed by Q Clubs, Inc. (formerly known as Sports & Fitness Clubs, Inc.), the parent company of SFCA.

         The lease has an initial term of 18 years, with four five-year renewal terms at the option of SFCA. The current annual rent is $686,637. The rent is adjusted annually based on the lesser of (i) a formula indexed to increases in the CPI or (ii) 4.5% of the base rent in effect immediately prior to the adjustment. Beginning on the fifth anniversary date of the Sports Lease, SFCA will receive an annual rent credit of $26,791.

         The limited recourse mortgage loan of $2,750,000 has a term of five years, an annual interest rate of 9.3% with monthly payments of interest and principal of $28,385 based upon a 15-year amortization schedule.

         Q Clubs, Inc. operates large, high quality health clubs under the name "Q The Sports Club" in major metropolitan areas in the southern and western regions of the United States.


PROPERTY LEASED TO SPORTS & FITNESS CLUBS OF AMERICA, INC. - HOUSTON, TX

         On July 23, 1996, Registrant, through a wholly-owned subsidiary, purchased a 46,700 square foot health club from SFCA located on approximately
6.24 acres of land in Houston, Texas for $6,180,000 and entered into a net lease with SFCA. The lease obligations of SFCA are guaranteed by Q Clubs Inc.

         The initial term of the Sports Lease is 20 years, followed by four five-year renewal terms at the option of SFCA. The initial annual rent under the lease is $694,000 payable with rent increases every five years based on a formula indexed to increases in the CPI with any such increase capped at 18.77%.

         Registrant received warrants to purchase 5,089 shares of the common stock of Q Clubs and may exercise at a price of $275 per share, at anytime during the twelve month period commencing on July 23, 1996 (the "Closing Date"). Registrant may exercise at any time during each succeeding twelve month period commencing on each anniversary of the Closing Date, for a price equal to 103% of the exercise price on the last day of' the immediately preceding twelve-month period.


PROPERTY LEASED TO NK LAWN & GARDEN CO.

         On June 21, 1995, Registrant, through a limited liability company that is owned by Registrant and a wholly-owned subsidiary, purchased from NK Lawn & Garden Co. ("NK Lawn") a warehouse/distribution facility located in Chattanooga, Tennessee for $6,950,000 and entered into a net lease with NK Lawn. The obligations of NK Lawn under the lease are guaranteed by The Garden Companies, Inc. ("Garden Companies"), the parent company of NK Lawn.

         The initial term of the lease is 20 years, with four five-year renewal terms at the option of NK Lawn. The initial annual rent is $816,400 with rent increases every five years based on a formula indexed to increases in the CPI and capped at 5% in any one year.

         The limited recourse mortgage loan of $3,500,000 has a term of ten years, an annual interest rate with monthly payments of interest and principal of approximately $29,800 based upon a 20-year amortization schedule.

         Registrant received warrants to purchase 1.25% of the capital stock of Garden Companies. NK Lawn is the leading supplier of flower and vegetable packet seeds to consumers of packet seeds in the United States.


PROPERTY LEASED TO DEL MONTE CORPORATION

         In November 1995, Registrant and CIP(TM) purchased land in Illinois, Wisconsin and Washington and entered into construction agency and lease agreements with Del Monte Corporation ("Del Monte") and subsequently constructed three warehouses and a special purpose facility at a total cost of approximately $21,990,000.

         The initial term of the lease is 20 years following completion of the facilities, followed by four 10-year renewal terms at the option of Del Monte. Commencing on July 1, 1996, annual rent is $2,572,000 (of which Registrant's share is $1,286,250). Annual rent will be increased every five years based on a formula indexed to increases in the CPI. The lease contains provisions permitting economic abandonment of one property, a right of first refusal and a purchase option during the 11th year of the initial term.

         After completion of construction in July 1996, Registrant and CIP(TM) obtained $12,500,000 (of which the Registrant's share is $6,250,000) of limited recourse financing which had been committed to the Registrant and CIP(TM) by the lender when the transaction with Del Monte was structured. The loan is collateralized by mortgages on the Del Monte properties and a lease assignment. The loan provides for a fixed interest rate of 10% per annum on $11,000,000 of the initial loan balance with a variable interest rate of either the lender's prime rate plus 2% or the London Inter-Bank Offering Rate plus 4% on the remaining initial loan balance of $1,500,000. Debt service is paid quarterly based on a 20-year amortization schedule. The initial quarterly payment, based on current interest rates, is approximately $343,000 (of which the Registrant's share is $171,500). In November 1996, Registrant and CIP paid $582,000 as a partial prepayment to the loan. The loan is scheduled to mature on November 30, 2000 at which time a balloon payment of $10,942,000 will be due (of which the Registrant share will be $5,471,000).

         Del Monte is the largest manufacturer and distributor of canned vegetables and canned fruit in the United States.

PROPERTY LEASED TO PHARMACO LSR INTERNATIONAL INC. AND GUARANTEED BY APPLIED
  BIOSCIENCE INTERNATIONAL, INC.

         On November 13, 1995, Registrant, through a wholly-owned subsidiary, purchased from Pharmaco LSR International Inc. ("Pharmaco") an office, chemical supply storage and a chemical research dormitory/clinic facilities consisting of seven buildings in Austin, Texas for $12,565,000 and entered into a new lease with Pharmaco. The lease obligations of Pharmaco are guaranteed by Applied Bioscience International, Inc. ("APBI"), the parent company of Pharmaco.

         The initial term of the lease is 15 years, followed by four five-year renewal terms at the option of Pharmaco. The initial annual rent under the Pharmaco Lease is $1,302,000. The lease provides for rent increases every three years based on a formula indexed to increases in the CPI, but in no event will the increase exceed 13.5%. The annual rent under the Pharmaco Lease for each year of any renewal term will be based on the fair market rental value.

         In January 1996, Registrant obtained a limited recourse mortgage loan of $7,500,000. The loan has a term of ten years at an annual interest rate of 8.25% with monthly payments of interest and principal of approximately $64,000 with the remaining principal due at the end of the tenth year.

         APBI provides a broad range of research and consulting services in the life and environmental sciences. Pharmaco, APBI's largest subsidiary, provides contract biological safety testing designed to test pharmaceutical products, biologicals, chemical compounds and other substances in order to produce data required to identify, quantify and evaluate the risks resulting from the manufacture and use of these substances.


PROPERTY LEASED TO THE UPPER DECK COMPANY

         In January 1996, a Delaware Limited Liability Company (the "LLC") of which wholly owned subsidiaries of Registrant and CIP(TM) each own 50% ownership interests, acquired from Carlsbad Partners two properties which comprise the corporate headquarters of The Upper Deck Company ("Upper Deck") for $25,654,450. The Upper Deck facilities were constructed in 1991 and house Upper Deck's manufacturing, design, production and distribution operations and corporate offices. Concurrently with the acquisition, the LLC entered into a net lease with Upper Deck. In connection with the purchase, Registrant and CIP(TM) each contributed $5,327,225 to the LLC which in turn obtained $15,000,000 of limited recourse mortgage financing.

         The initial term of the lease is 25 years, followed by four five-year renewal terms at the option of Upper Deck. The initial annual rent is $2,639,750 with rent increases every five years based on a formula indexed to increases in the CPI.

         Upper Deck has the option to purchase the leased premises on any date mutually agreeable to LLC and Upper Deck during a period from December 26, 2007 to December 26, 2008 at a price equal to the greater of the fair market value or the original purchase price of the Upper Deck facilities.

         The limited recourse mortgage financing of $15,000,000 has a term of 15 years, an annual interest rate of 8.43% with monthly payments of interest and principal of $120,077, based upon a 25-year amortization schedule. The loan may not be prepaid during the first seven years, may be prepaid in years eight to twelve subject to a yield maintenance charge and thereafter, the loan may be prepaid with no premium.

  Upper Deck is the leading manufacturer and marketer of sports trading cards in the United States with about 25% of the sports trading card market in 1994.


PROPERTY LEASED TO RHEOMETRIC SCIENTIFIC, INC.

         On February 23, 1996, Registrant, through a wholly-owned subsidiary, purchased from Rheometric Scientific, Inc. ("Rheometric") a 104,000 square foot office/industrial facility located on 8.5 acres in

Piscataway, New Jersey and entered into a net lease with Rheometric. The cost to Registrant of acquiring the Rheometric property was $6,300,000 of which $3,300,000 was obtained through limited recourse mortgage financing. The loan was prepaid in February 1997 at which time the lease was amended.

         The initial term of the lease is 15 years, followed by four five-year renewal terms at the option of Rheometric. Annual rent under the lease, as adjusted by the February 1997 amendment, is $805,361. If Registrant refinances the property, annual rent will be adjusted to an amount equal to the sum of (I) the amount of the annual scheduled debt service payments payable on the First Refinancing Loan, (ii) 14.7% multiplied by the difference between $6,000,000 and the initial principal amount of the First Refinancing Loan and (iii) $35,000.

         Rent will be adjusted each year by a formula indexed to increases in the CPI, subject to a maximum increase of 3% per annum.

         Registrant had been granted warrants to purchase 464,160 shares of Rheometric common stock at an exercise price of $2 at the time the Rheometric property was purchased in February 1996. The ability to exercise warrants for 331,543 shares had been conditioned on Registrant's paying off or refinancing the existing mortgage loan by no later than February 23, 1997. With the loan prepayment, all warrants are now exercisable at any time prior to February 2011, with the exercise date extended to the last day of any extended lease term.

         Rheometric designs, manufactures, markets and services computer controlled materials test systems used to make physical property measurements. Rheometric's product offering, most of which is proprietary or patented, consists of rheological and thermal analytical laboratory instruments used for research and product development; on-line, rheological sensors for controlling and assuring product quality in various manufacturing processes; and integrated systems for direct on-line control of manufacturing processes.


PROPERTY LEASED TO TELOS CORPORATION

         On March 11, 1996, Registrant, through a wholly-owned subsidiary, purchased from Philips Electronics North America Corporation a 193,000 square foot office and manufacturing facility located in Loudoun County, Virginia on approximately 25 acres and entered into a net lease with Telos Corporation ("Telos"). The purchase price of the property was $12,147,000.

         On April 11, 1996, Registrant obtained a $6,250,000 limited recourse mortgage loan collateralized by the Telos property and an assignment of the Telos lease. The loan provides for monthly principal payments of $12,970 with interest at variable rate. A balloon payment of approximately $5,154,000 will be due on April 10, 2003. The loan may be prepaid, in whole or in part, at any time without a prepayment charge.

         The initial term of the lease is 20 years, followed by two ten-year renewal terms at the option of Telos. Annual rent is $1,447,000 with rent increases every three years based a formula indexed to increases in the CPI, subject to a maximum increase of 12.2%.

         The lease provides Telos with an option to purchase the facilities during the period between the beginning of the seventh month of the eighth year and the end of the sixth month of the ninth year of the lease. If Telos exercises its option to purchase the facilities, the purchase price will be the greater of the fair market value of the property or the sum of the amount paid by Registrant to acquire the property and any prepayment premium that Registrant will be required to pay in prepaying any loan secured on the property.

         Telos provides computer-related technology services for both hardware and software systems. Telos is involved in computer software design, development, support and hardware maintenance services.


PROPERTY LEASED TO LANXIDE CORPORATION

         On March 28, 1996, Registrant, through a wholly-owned subsidiary, purchased from Lanxide Corporation ("Lanxide") 162,220 square feet of manufacturing and research and development facilities located on approximately 14 acres in Newark, Delaware for $8,796,000, of which $4,400,000 was financed by loans, and entered into a net lease with Lanxide. The Lanxide facility houses Lanxide's primary manufacturing and distribution center, as well as the corporate headquarters for Lanxide and several of its joint ventures. In connection with the transaction, Registrant was granted warrants to purchase 15,500 shares of Lanxide common stock.

         The initial term of the lease is 20 years, followed by four five-year renewal terms at the option of Lanxide. Annual rent is approximately $1,030,000. Quarterly payments of rent consist of three components: (i) a rent component that is fixed at $113,112; (ii) a variable debt rent component currently $131,263, equal to three monthly installments of principal and interest on the $4,000,000 loan, terms of which are described below; and (iii) a promissory note component that is fixed at $13,126, equal to principal and interest payable on the $400,000 note payable by Registrant to Lanxide, terms of which are described below. Commencing on April 1, 2001 and thereafter, basic rent shall be paid quarterly in the fixed amount of $257,500.

         The lease provides that on April 1, 2001, and every five years thereafter, annual rent will be adjusted based a formula indexed to increases in the CPI capped at 4% for any one year.

         Registrant obtained a limited recourse mortgage loan of $4,000,000. The loan has an initial term of five years (which may, at the option of the lender, be extended for an additional term of five years), a floating interest rate of 2.0% over the lender's prime rate, and requires monthly payments of interest and principal based upon a 15-year amortization schedule. The loan may be accelerated by the lender if certain subleases with Lanxide joint ventures are terminated prior to the expiration of the initial five-year term of each. In addition, Registrant obtained a loan in the amount of $400,000 directly from Lanxide, which has a term of 15 years, a fixed interest rate of 10.25% and requires fixed quarterly payments of interest and principal equal to $13,126.

         Registrant received warrants to purchase 15,500 shares of the common stock of Lanxide at a price of $14 per share. The right to exercise these warrants expires on March 31, 2001.

         Lanxide is a leader in the emerging area of inorganic composites (reinforced metals, reinforced ceramics, and ceramic-reinforced polymers). Lanxide has invented, developed and/or patented new process technologies that enable it to manufacture this new class of materials at relatively low cost.


PROPERTY LEASED TO CELADON TRUCKING SERVICES, INC.

         On September 19, 1996, Registrant, through a wholly-owned subsidiary, purchased an office and trucking facility of approximately 60,900 square feet of space in three separate buildings located on approximately 30.5 acres of land in Indianapolis, Indiana for $6,807,000 and entered into a net lease with Celadon Trucking Services, Inc. ("Celadon"). The lease obligations of Celadon are guaranteed by Celadon Group, Inc., the parent company of Celadon.

         The initial term of the lease is 20 years, followed by two 10-year renewal terms. Annual rent is $700,000 increased annually based on lower of (i) a formula that would increase the annual rent by the average percentage increase in the CPI over the three most recent months ending prior to the rent adjustment date, or (ii) 4.25%.

         Celadon has the option to purchase the property at the end of the initial term of the lease and at the end of each of the 10-year renewal term. If Celadon exercises its option, the purchase price will be the greater of the fair market value of the property or the sum of the amount paid by Registrant to acquire the property and any prepayment charge that would be incurred in prepaying any loan on the property.

         Celadon is engaged in the business of over-the-road trucking and freight transportation.

DESCRIPTION OF PROPERTY LEASED TO SPECTRIAN CORPORATION

         On November 19, 1996, Registrant, through a wholly-owned subsidiary, purchased from Spectrian Corporation ("Spectrian") office, research and development and manufacturing facilities consisting of two buildings containing approximately 141,787 square feet of space, located on two separate parcels of land totaling approximately 9.3 acres in Sunnyvale, California for $17,643,979 and entered into a net lease with Spectrian.

         The initial term of the lease is 15 years, followed by three five-year renewal terms at the option of Spectrian. Annual rent is $1,925,000 with rent increases every three years based on a formula indexed to increases in the CPI, but such increase shall not exceed 4.5% for any one year during such three-year period.

         Spectrian is a leading independent supplier of highly linear amplifiers to wireless communication infrastructure equipment manufacturers. Spectrian's amplifiers increase the linearity and power of radio frequency signals, and are critical components for enabling low distortion transmission of signals within wireless communications networks. Spectrian's amplifiers improve spectrum efficiency, allow lower capital costs per subscriber, enhance the quality and reliability of service and help service providers achieve rapid and large scale deployment of infrastructure equipment.


DESCRIPTION OF PROPERTY LEASED TO GARDEN RIDGE

         On December 16, 1996, Registrant, through a wholly-owned subsidiary, purchased from Butler Real Estate Inc. ("Butler") a retail sales facility consisting of a building containing approximately 142,000 square feet of space located on approximately 12.83 acres of land in Tulsa County, Oklahoma for $8,062,295 and entered into a net lease with Garden Ridge Corporation ("Garden Ridge") as lessee.

         The initial term of the lease, which commenced on October 11, 1995, is 20 years, followed by four five-year renewal terms at the option of Garden Ridge. Annual rent for the first five years is $854,164, with rent increases every five years at the lower of a formula indexed to increases in the CPI or 10%.

         On December 27, 1996, Registrant obtained a limited recourse mortgage loan for the Garden Ridge property for $4,600,000. The loan has a term of ten years, an annual interest rate of 8.72% with monthly payments of interest and principal of $37,724 based upon a 30-year amortization schedule. The loan may not be prepaid in whole or in part before December 31, 2000. Commencing January 1, 2001 and continuing through and including June 20, 2006, the loan may be prepaid upon not less than 45 and not more than 90 days prior written notice.

         Garden Ridge is an arts and crafts specialty retailer.


DESCRIPTION OF PROPERTY LEASED TO KNOGO NORTH AMERICA INC.

         On December 24, 1996, Registrant, through a wholly-owned subsidiary, purchased from Knogo North America Inc. ("Knogo") an office and warehouse facility of approximately 49,381 square feet of space located a parcel of land totaling approximately eight acres in Hauppauge, New York for $4,925,000 and entered into a net lease with Knogo.

         The initial term of the lease is 20 years, followed by a four-year renewal term at the option of Knogo. Annual rent under the lease is $524,000 with rent increases every three years based on a formula indexed to increases in the CPI.

         Knogo is engaged in the design, manufacture, sale, installation and servicing of a complete line of electronic article surveillance equipment.

DESCRIPTION OF PROPERTY LEASED TO SCOTT COMPANIES, INC.

         On January 23, 1997, Registrant, through a wholly-owned subsidiary, purchased from Scott Co. of California ("Scott") manufacturing, office, warehouse and parking facilities of Scott of 432,000 square feet on two separate parcels of land totaling approximately 24 acres in San Leandro, California for $17,910,000 and entered into a net lease with Scott. The lease obligations of Scott are guaranteed by Scott Companies, Inc., the parent company of Scott.

         The initial term of the lease is 20 years, followed by three five-year renewal terms at the option of Scott. Annual rent under the lease is $1,94,850 payable quarterly in advance, in equal installments of $485,212 with rent increases every three years based on a formula indexed to increases in the CPI.

         Scott builds, installs and supports the entire mechanical plant of industrial and commercial developments and retrofits. Scott works on a wide variety of projects that include facilities for aerospace and semiconductors refineries, power plants, hospitals, office buildings, shopping malls and multi-residential complexes. Scott is capable of providing a total mechanical construction project and, licensed as a general contractor, can participate as a turn key prime contractor with the ability to engage subcontractors or can act strictly as a subcontractor.


DESCRIPTION OF PROPERTY LEASED TO QMS, INC.

         On February 19, 1997, Registrant, through a wholly-owned subsidiary, purchased from QMS, Inc. ("QMS") its headquarters, research and manufacturing facilities including approximately 287,544 square feet of space in three separate buildings located on two separate parcels of land in Mobile, Alabama, including approximately 77 acres in the aggregate for $13,874,346 and entered into a net lease with QMS.

         In connection with the purchase, Registrant was granted warrants for 100,000 share of common stock of QMS at an exercise price of $6.50 per share which is exercisable at any time prior to December 31, 2001.

         The initial term of the lease is 15 years followed by six five-year renewal terms. Annual rent is $1,689,375 with rent increases every three-years based on a formula indexed to increases in the CPI.

         Upon execution of the lease, QMS made a security deposit of $500,000. The lease provides that the security deposit shall be held in an interest bearing account and that, provided that an event of default has not occurred under the lease, all interest thereon shall be disbursed to QMS on the first business day of each lease year, commencing with the second year of the lease term.

         Concurrently with the acquisition of the QMS properties, a limited recourse mortgage loan of $7,200,000 was obtained. The loan has a term of five years, an annual rate of interest at Registrant's option of either (i) 1.25% in excess of the lender's prime rate or (ii) 2.75% per annum in excess of the London Interbank Officer Rate for one, two, three or six months and will require monthly payments of interest and principal of $24,303.

         QMS is a recognized leader in intelligent printing and document handling solutions. QMS's products and research efforts revolve around high-end networkable laser printer and document handling and imaging systems. QMS designs, writes the software for and manufactures the intelligent controllers which enhance the performance of computer printing systems. QMS also has a sizable base of installed machines from which it derives a revenue stream associated with the sale of consumables and services.


DESCRIPTION OF PROPERTY LEASED TO CHILDTIME CHILDCARE, INC.

         On January 29, 1997, Registrant, through a wholly-owned subsidiary, purchased four parcels of land on which there are existing or are to be constructed childcare facilities and entered into a net lease with Childtime Childcare, Inc. ("Childtime") Concurrently with the acquisition and net lease agreement, Registrant and Childtime entered into a construction agency agreement and an agreement to purchase and lease real estate.

         The cost of constructing the four Childtime facilities is estimated to be $3,929,551 Under the purchase agreement , Registrant has agreed to purchase up to 6 additional sites at a cost not to exceed $6,047,595 plus structuring and acquisition fees payable to an affiliate of the Registrant. Upon completion but no later than October 1998, a lease term of 20 years will commence and will provide two five-year renewal terms at the option of Childtime. After completion of construction of all properties, annual rent will be $1,120,000 with rent increases every three years based on a formula indexed to increases in the CPI with the increase in any one year capped at 3.5% If Registrant obtains mortgage financing on the properties by the later of October 1, 1998 or 60 days following completion of construction, annual rent be increased by the positive difference, if any, between the sum of the hypothetical monthly installment of principal and interest necessary to amortize $6,000,000 over 25 years at the interest rate applicable to such loan and $52,005.

         Childtime operates full-service educational childcare centers throughout the United States, and is the fifth largest childcare center operator in the country.


Item 3.  Legal Proceedings.

         As of the date hereof, Registrant is not a party to any material pending legal proceedings.



Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

                           PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         Information with respect to Registrant's common equity is hereby incorporated by reference to page 26 of Registrant's Annual Report contained in Appendix A.



Item 6.  Selected Financial Data.

         Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of Registrant's Annual Report contained in Appendix A.


Item 8. Consolidated Financial Statements and Supplementary Data.

         The following consolidated financial statements and supplementary data of Registrant are hereby incorporated by reference to pages 6 to 23 of Registrant's Annual Report contained in Appendix A:

(i)      Report of Independent Accountants.

(ii)     Consolidated Balance Sheets as of December 31, 1994, 1995 and 1996

(iii) Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996.

(iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

(vi)     Notes to Consolidated Financial Statements.


Item 9. Disagreements on Accounting and Financial Disclosure.

         NONE

                          PART III


Item 10. Directors and Executive Officers of the Registrant.


         The directors and senior officers of Registrant and members of the Investment Committee of the Board of Directors of the Advisor are as follows:

                                                                       Has Served as a
                                                                       Director and/or
     Name                    Age       Positions Held                  Officer Since
---------------------------  ---   ----------------------------------  --------
William P. Carey             66    Chairman of the Board                7/93
                                   Director
Francis J. Carey             71    President                            7/93
H. Cabot Lodge III           41    Vice Chairman of the Board           7/93
                                   Director
William Ruder (1)            75    Director                             7/93
George E. Stoddard           80    Senior Executive Vice President and  7/93
                                   Chairman of Investment Committee
Charles C. Townsend, Jr.(1)  69    Director                             10/95
Warren G. Wintrub (1)        62    Director                             7/96
Barclay G. Jones III         36    Executive Vice President             7/93
Claude Fernandez             44    Executive Vice President             7/93
                                   Chief Administrative Officer
H. Augustus Carey            39    Senior Vice President                7/93
Anthony S. Mohl              34    Senior Vice President                7/93
John J. Park                 32    Senior Vice President                7/93
                                   Treasurer
Michael D. Roberts           45    First Vice President                 7/93
                                   Controller


----------
(1) Independent Director of Registrant.



         William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.


         A description of the business experience of each director of Registrant is set forth below:

         William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the

University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10 and CIP(TM).

         Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania. Mr. Carey is also a Director of CPA(R):10 and CIP(TM).

         H. Cabot Lodge III, Vice Chairman of the Board and Director, is the Chairman of Superconducting Core Technologies, a position he has held since March, 1995. Mr. Lodge joined W.P. Carey as Assistant to the Chairman in August 1983 and served as Executive Vice President and Managing Director through September 1995. Mr. Lodge received his B.A. degree from Harvard University in 1978 and his M.B.A. from Harvard Business School in 1983. Prior to attending business school he served as a research consultant and regional director of Harbridge House Inc. from June 1978 to July 1981. Mr. Lodge is also a Director of CIP(TM).

         William Ruder, Independent Director of CPA(R):10 and CIP(TM), is Chairman of the Board of William Ruder Incorporated, a consulting firm founded in 1981. From 1948 to 1981, Mr. Ruder was Chairman of Ruder & Finn, an international public relations company which he co-founded. He is a former Assistant Secretary of Commerce of the United States and is on the Board of Directors of the United Nations Association of the United States of America, Junior Achievement and the Council on Economic Priorities. A member of the Board of Overseers of the Wharton School at the University of Pennsylvania for a number years, he has also served as a consultant to the Communications Advisory Board to the White House Press Secretary, the Committee for Economic Development and the Office of Overseas Schools for the U.S. State Department. Mr. Ruder is a lecturer at Harvard Graduate School of Business and is associated with several other business, civic and cultural organizations.

         George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.

         Charles C. Townsend, Jr., Independent Director of CPA(R):10 and CIP(TM) and Vice Chairman of CIP(TM)'s Board, was formerly Managing Director in charge of the Corporate Finance Department at Morgan Stanley & Co. and Chairman of Morgan Stanley Realty Corporation. Mr. Townsend holds a B.S.E.E. from Princeton University and an MBA from Harvard University.

         Warren G. Wintrub, Independent Director of CPA(R):10 and CIP(TM), became a partner at Coopers and Lybrand in 1963, specializing in taxation. He served on Coopers and Lybrand's Executive Committee from 1976 to 1988 and a Chairman of the Retirement Committee from 1979 until his retirement from the firm in 1992. Mr. Wintrub serves as a director of Chromcraft Revingtron, Inc. and Getty Petroleum Corp. He received a B.S. degree from Ohio State University and an LL.B. degree from Harvard Law School.

         Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and

Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

         Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in accounting from New York University in 1975 and his M.B.A. in finance from Columbia University Graduate School of Business in 1981.

         H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

         Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

         John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

         Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand for over 8 years, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. in sociology from Brandeis University and an M.B.A. from Northeastern University.


Item 11. Executive Compensation.

         This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.


Item 13. Certain Relationships and Related Transactions.

         This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                           PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Consolidated Financial Statements:

         The following consolidated financial statements are filed as a part of this Report:

  Report of Independent Accountants.

  Consolidated Balance Sheets, December 31, 1994, 1995 and 1996.

  Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996.

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996.

  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

  Notes to Consolidated Financial Statements.


  The consolidated financial statements are hereby incorporated by reference to pages 6 to 23 of Registrant's Annual Report contained in Appendix A.




  (a) 3. Financial Statement Schedules:

         The following schedules are filed as a part of this Report:

  Schedule III -Real Estate and Accumulated Depreciation as of December 31,
1996.

         Schedule III of Registrant is contained on pages 29 to 31 of this Form 10-K.





         Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

  (a) 3. Exhibits:

         The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                         Method of
  No.                 Description                                                  Filing
------  --------------------------------------------------------------    ----------------------
  3.1   Articles of Incorporation of Registrant.                          Exhibit 3(A) to Regis-
                                                                          tration Statement (Form
                                                                          S-11) No. 33-68728

  3.2   Bylaws of Registrant.                                             Exhibit 3(B) to Regis-
                                                                          tration Statement (Form
                                                                          S-11) No. 33-68728

 10.1   Advisory Agreement between Registrant and                         Exhibit 10(A) to
        Carey Property Advisors.                                          Registration Statement
                                                                          (Form S-11) No. 33-68728

 10.2   Lease Agreement dated October 8, 1993 between                     Filed as Exhibit 10.2
        Elwa-BV (NY) QRS 11-24, Inc., as Landlord, and                    to Registrant's Form 10-K
        Big V Supermarkets, Inc., as Tenant.                              dated March 30, 1995

 10.3   Amendment to Lease Agreement dated July 15, 1994 by               Filed as Exhibit 10.3
        and between Elwa-BV (NY) QRS 11-24, Inc. and                      to Registrant's Form-K
        Big V Supermarkets, Inc.                                          dated March 30, 1995

 10.4   Amended and Restated Mortgage and Security Agreement              Filed as Exhibit 10.4
        dated October 8, 1993 from Elwa-BV (NY) QRS 11-24, Inc.,          to Registrant's Form 10-K
        as Mortgagor, to Key Bank of New York.                            dated March 30, 1995

 10.5   $7,500,000 Amended, Restated and Consolidated                     Filed as Exhibit 10.5
        Bonds dated October 8, 1993.                                      to Registrant's Form 10-K
                                                                          dated March 30, 1995

 10.6   Modification and Assumption Agreement dated July 15, 1994         Filed as Exhibit 10.6
        among Elwa-BV (NY) QRS 11-24, Inc., Elwa-BV (NY)                  to Registrant's Form 10-K
        QRS 12-3, Inc. and Key Bank of New York, as Lender.               dated March 30, 1995

 10.7   Lease dated April 15, 1993 between BB Property                    Filed as Exhibit 10.7
        Company, as Lessor, and Best Buy Co., Inc.,                       to Registrant's Form 10-K
        as Lessee.                                                        dated March 30, 1995

 10.8   Note Purchase Agreement dated April 15, 1993 among                Filed as Exhibit 10.8
        BB Property Company, Best Buy Co., Inc., and Teachers             to Registrant's Form 10-K
        Insurance and Annuity Association of America.                     dated March 30, 1995

 10.9   $32,800,000 Note dated April 20, 1993 from BB Property            Filed as Exhibit 10.9
        Company, as Maker, to Teachers Insurance and                      to Registrant's Form 10-K
        Annuity Association of America, as Holder.                        dated March 30, 1995

 10.10  Deed of Trust and Security Agreement dated April 15, 1993         Filed as Exhibit 10.10
        from BB Property Company, as Grantor, to Frank E.                 to Registrant's Form 10-K
        Stevenson, II, Esq., Thomas P. Solheim, Esq., Charles D.          dated March 30, 1995
        Calvin, Esq., Wallace A. Richardson. Esq., Michael D. Miselman,
        Esq. and Keleher & McLeod, P.A., as Trustee, and Teachers
        Insurance and Annuity Association of America, as Beneficiary.

Exhibit                                                                         Method of
  No.                 Description                                                  Filing
------  --------------------------------------------------------------    ----------------------
 10.11  Owner's Lien Agreement dated April 15, 1993 by Corporate          Filed as Exhibit 10.11
        Property Associates 10 Incorporated ("CPA(R):10") and             to Registrant's Form 10-K
        Carey Institutional Properties Incorporated ("CIP(TM)"),          dated March 30, 1995
        for the benefit of Teachers Insurance and Annuity
        Association of America.

 10.12  First Amendment to Owner's Lien Agreement dated                   Filed as Exhibit 10.12
        May 27, 1994 by CPA(R):10, CIP(TM) and Registrant                 to Registrant's Form 10-K
        for the benefit of Teachers Insurance and Annuity                 dated March 30, 1995
        Association of America.

 10.13  $3,353,745 Limited Obligation Promissory Note dated               Filed as Exhibit 10.13
        May 13, 1994 from BBC (NE) QRS 12-2, Inc., as Borrower,           to Registrant's Form 10-K
        to Registrant, as Lender.                                         dated March 30, 1995

 10.14  Lease Agreement dated December 21, 1993 by and between            Filed as Exhibit 10.14
        GENA Property Company, as Landlord, and Gensia, Inc., as          to Registrant's Form 10-K
        Tenant.                                                           dated March 30, 1995

 10.15  Deed of Trust, Security Agreement and Financing Statement         Filed as Exhibit 10.15
        dated December 21, 1993 between GENA Property Company,            to Registrant's Form 10-K
        as Trustor, and The Northwestern Mutual Life Insurance Company,   dated March 30, 1995
        as Trustee.

 10.16  $13,000,000 Promissory Note dated December 21, 1993 from          Filed as Exhibit 10.16
        GENA Property Company, as Obligor, to The Northwestern            to Registrant's Form 10-K
        Mutual Life Insurance Company, as Obligee.                        dated March 30, 1995

 10.17  Lease Agreement dated February 1, 1995 by and between             Filed as Exhibit 10.17 to
        ESI (CA) QRS 12-6, Inc., as Landlord, and ETEC Systems,           Registrant's Form 8-K
        Inc., as Tenant.                                                  dated June 23, 1995

 10.18  Deed of Trust, Assignment of Rents and Security Agreement         Filed as Exhibit 10.18 to
        dated February 1, 1995 by ESI (CA) QRS 12-6, Inc., as             Registrant's Form 8-K
        Trustor, in favor of First American Title Insurance Company,      dated June 23, 1995
        as Trustee, for the benefit of Creditanstalt-Bankverein,as
        Beneficiary.

 10.19  $6,350,000 Real Estate Note dated February 1, 1995 by             Filed as Exhibit 10.19 to
        ESI (CA) QRS 12-6, Inc., as Maker, to Creditanstalt-              Registrant's Form 8-K
        Bankverein, as Holder.                                            dated June 23, 1995

 10.20  Lease dated July 3, 1994 by and between Greenwalt                 Filed as Exhibit 10.20 to
        Development, Inc., as Landlord, and Wal-Mart Stores,              Registrant's Form 8-K
        Inc., as Tenant.                                                  dated June 23, 1995

 10.21  Assignment and Assumption of Lease dated February 10,             Filed as Exhibit 10.21 to
        1995 by and between Greenwalt Development, Inc., as               Registrant's Form 8-K
        Assignor, and WALS (IN) QRS 12-5, Inc., as Assignee.              dated June 23, 1995

 10.22  Estoppal Certificate dated February 9, 1995 from Wal-Mart         Filed as Exhibit 10.22 to
        Stores, Inc. to WALS (IN) QRS 12-5, Inc.                          Registrant's Form 8-K
                                                                          dated June 23, 1995

 10.23  Lease Agreement dated June 8, 1995 by and between                 Filed as Exhibit 10.23 to
        SFC (TX) QRS 12-7, Inc., as Landlord, and Sports &                Registrant's Form 8-K
        Fitness Clubs of America, Inc., as Tenant.                        dated June 23, 1995

Exhibit                                                                         Method of
  No.                 Description                                                  Filing
------  --------------------------------------------------------------    ----------------------
 10.24  Loan Agreement dated June 8, 1995 by and between                  Filed as Exhibit 10.24 to
        SFC (TX) QRS 12-7, Inc., as Borrower, and Bank One,               Registrant's Form 8-K
        Texas, N.A.                                                       dated June 23, 1995

 10.25  $2,750,000 Note dated June 8, 1995 from                           Filed as Exhibit 10.25 to
        SFC (TX) QRS 12-7, Inc. to Bank One, Texas, N.A.                  Registrant's Form 8-K
                                                                          dated June 23, 1995

 10.26  Deed of Trust and Security Agreement dated June 8, 1995           Filed as Exhibit 10.26 to
        from SFC (TX) QRS 12-7, Inc., as Mortgagor, to Mr. Brian J.       Registrant's Form 8-K
        Tuerff, as Trustee, for Bank One, Texas, N.A., as Mortgagee.      dated June 23, 1995

 10.27  Lease Agreement dated June 20, 1995 by and between                Filed as Exhibit 10.27 to
        Bud Limited Liability Company, as Landlord, and NK Lawn           Registrant's Form 8-K
        & Garden Co., as Tenant.                                          dated June 23, 1995

 10.28  Construction Agency Agreement dated October 31, 1995              Filed as Exhibit 10.28 to
        between Del Monte Corporation and DELMO (PA) QRS 11-36            Registrant's Form 8-K
        and DELMO (PA) QRS 12-10.                                         dated November 27, 1995

 10.29  Lease Agreement dated October 31, 1995 by and between             Filed as Exhibit 10.29 to
        DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10,                    Registrant's Form 8-K
        collectively, as Landlord, and Del Monte Corporation, as Tenant.  dated November 27, 1995

 10.30  Lease Agreement dated November 13, 1995 by and between            Filed as Exhibit 10.30 to
        ABI (TX) QRS 12-11, Inc., as Landlord, and Pharmaco LSR           Registrant's Form 8-K
        International Inc., as Tenant.                                    dated November 27, 1995

 10.31  Lease Agreement dated December 26, 1995 by and between            Filed as Exhibit 2.1 to
        Cards Limited Liability Company, as Landlord, and The             Registrant's Form 8-K
        Upper Deck Company, as Tenant.                                    dated February 2, 1996

 10.32  $15,000,000 Promissory Note dated January 3, 1996 from            Filed as Exhibit 2.2 to
        Cards Limited Liability Company to Column Financial, Inc.         Registrant's Form 8-K
                                                                          dated February 2, 1996

 10.33  Lease Agreement dated February 23, 1996 by and between            Filed as Exhibit 2.1 to
        RSI (NJ) QRS 12-13, Inc., as Landlord, and Rheometric             Registrant's Form 8-K
        Scientific, Inc., as Tenant.                                      dated March 9, 1996

 10.34  $3,300,000 Promissory Note dated February 23, 1996 from           Filed as Exhibit 2.2 to
        RSI (NJ) QRS 12-13, Inc. to NatWest Bank N.A.                     Registrant's Form 8-K
                                                                          dated March 9, 1996

 10.35  Stock Purchase Warrant for 132,617 Shares of Rheometric           Filed as Exhibit 2.3 to
        Scientific, Inc. Common Stock.                                    Registrant's Form 8-K
                                                                          dated March 9, 1996

 10.36  Stock Purchase Warrant for 331,543 Shares of Rheometric           Filed as Exhibit 2.4 to
        Scientific, Inc. Common Stock.                                    Registrant's Form 8-K
                                                                          dated March 9, 1996

 10.37  Lease Agreement dated March 11, 1996 by and between               Filed as Exhibit 10.41 to
        TEL (VA) QRS 12-15, Inc., as Landlord, and Telos Corporation,     Registrant's Post-Effective
        a Maryland corporation, Telos Corporation, a California           Amendment No. 3
        corporation, Telos Field Engineering, Inc., a Delaware            dated March 6, 1997
        corporation, and Telos International Corp., a Delaware
        corporation, as Tenants.

Exhibit                                                                         Method of
  No.                 Description                                                  Filing
------  --------------------------------------------------------------    ----------------------
 10.38  Lease Agreement dated March 28, 1996 by and between               Filed as Exhibit 10.42 to
        LAX (DE) QRS 12-16, Inc., as Landlord, and Lanxide                Registrant's Post-Effective
        Corporation, as Tenants.                                          Amendment No. 3
                                                                          dated March 6, 1997

 10.39  Stock Purchase Warrant for 15,500 Shares of Lanxide               Filed as Exhibit 10.43 to
        Corporation Common Stock.                                         Registrant's Post-Effective
                                                                          Amendment No. 3
                                                                          dated March 6, 1997

 10.40  Promissory Note dated March 28, 1996 given by                     Filed as Exhibit 10.44 to
        LAX (DE) QRS 12-16, Inc. to Lanxide Corporation.                  Registrant's Post-Effective
                                                                          Amendment No. 3
                                                                          dated March 6, 1997

 10.41  Lease Agreement dated July 23, 1996 by and between                Filed as Exhibit 10.45 to
        SFC (TX) QRS 12-18, Inc., as Landlord, and Sports &               Registrant's Post-Effective
        Fitness Clubs of America, Inc., as Tenant.                        Amendment No. 3
                                                                          dated March 6, 1997

 10.42  Stock Purchase Warrant for 5,089 Shares of Q Clubs,               Filed as Exhibit 10.46 to
        Inc. Common Stock.                                                Registrant's Post-Effective
                                                                          Amendment No. 3
                                                                          dated March 6, 1997

 10.43  Guaranty and Suretyship Agreement made by Celadon                 Filed as Exhibit 10.47 to
        Group, Inc. to QRS 12-17, Inc.                                    Registrant's Post-Effective
                                                                          Amendment No. 3
                                                                          dated March 6, 1997

 10.44  Lease Agreement dated September 19, 1996 by and between           Filed as Exhibit 10.48 to
        CEL (IN) QRS 12-17, Inc., as Landlord, and Celadon                Registrant's Post-Effective
        Trucking Services, Inc., as Tenant.                               Amendment No. 3
                                                                          dated March 6, 1997

 10.45  Lease Agreement dated November 19, 1996 by and between            Filed as Exhibit 10.49 to
        SPEC (CA) QRS 12-20, Inc., as Landlord, and Spectrian             Registrant's Post-Effective
        Corporation, as Tenants.                                          Amendment No. 3
                                                                          dated March 6, 1997

 10.46  Lease Agreement dated December 24, 1996 by and between            Filed as Exhibit 10.50 to
        NOG (NY) QRS 12-23, Inc., as Landlord, and Knogo North            Registrant's Post-Effective
        America, Inc., as Tenants.                                        Amendment No. 3
                                                                          dated March 6, 1997

 10.47  Amendment to Lease dated December 14, 1996 by and between         Filed as Exhibit 10.51 to
        WEEDS (OK) QRS 12-22, Inc., as Landlord, and Garden               Registrant's Post-Effective
        Ridge, L.P., as Tenant.                                           Amendment No. 3
                                                                          dated March 6, 1997

 10.48  Mortgage Assignment of Rents and Security Agreement dated         Filed as Exhibit 10.52 to
        December 27, 1996 between WEEDS (OK) QRS 12-22, Inc.,             Registrant's Post-Effective
        Mortgagor, and GMAC Commercial Mortgage Corporation.              Amendment No. 3
                                                                          dated March 6, 1997

Exhibit                                                                         Method of
  No.                 Description                                                  Filing
------  --------------------------------------------------------------    ----------------------
 10.46  Lease Agreement dated January 23, 1997 by and between             Filed as Exhibit 10.53 to
        BUILD (CA) QRS 12-24, Inc., as Landlord, and Scott                Registrant's Post-Effective
        Corporation, as Tenants.                                          Amendment No. 3
                                                                          dated March 6, 1997

 22.1   Subsidiaries of Registrant as of March 20, 1996.                  Filed as Exhibit 22.1
                                                                          to Registrant's Form 10-K
                                                                          dated March 28, 1996

 22.2   Subsidiaries of Registrant as of March 20, 1997.                  Filed herewith

 24.1   Consent of Coopers & Lybrand dated March 20, 1996.                Filed as Exhibit 24.1
                                                                          to Registrant's Form 10-K
                                                                          dated March 28, 1996

 24.2   Consent of Coopers & Lybrand dated March 26, 1997.                Filed herewith

 28.1   Limited Guaranty of Payment dated October 8, 1993 from            Filed as Exhibit 28.1
        CIP(TM), as Guarantor, to Key Bank of New York, as                to Registrant's Form 10-K
        Lender.                                                           dated March 30, 1995

 28.2   Amendment to Limited Guaranty of Payment dated July 15, 1994      Filed as Exhibit 28.2
        among CIP(TM) and Registrant, Guarantors, and Key Bank            to Registrant's Form 10-K
        of New York, as Lender.                                           dated March 30, 1995

 28.3   Guaranty and Suretyship Agreement dated June 8, 1995 by           Filed as Exhibit 28.3 to
        Sports & Fitness Clubs, Inc., as Guarantor, to SFC (TX)           Registrant's Form 8-K
        QRS 12-7, Inc., as Landlord.                                      dated June 23, 1995

 28.4   Environmental Risk Agreement dated June 8, 1995 by                Filed as Exhibit 28.4 to
        SFC (TX) QRS 12-7, Inc., as Indemnitor, to Bank One,              Registrant's Form 8-K
        Texas, N.A., as Lender.                                           dated June 23, 1995

 28.5   Guaranty and Suretyship Agreement dated June 20, 1995 by          Filed as Exhibit 28.5 to
        The Garden Companies, Inc., as Guarantor, to Bud Limited          Registrant's Form 8-K
        Liability Company.                                                dated June 23, 1995

 28.6   Guaranty and Suretyship Agreement dated October 31, 1995          Filed as Exhibit 28.6 to
        by Del Monte Foods Corporation, as Guarantor, to DELMO            Registrant's Form 8-K
        (PA) QRS 11-36 and DELMO (PA) QRS 12-10, collectively,            dated November 27, 1995
        as Landlord.

 28.7   Guaranty and Suretyship Agreement dated November 13, 1995         Filed as Exhibit 28.7 to
        by Applied Bioscience International, Inc., as Guarantor,          to Registrant's Form 8-K
        ABI (TX) QRS 12-11, Inc., as Landlord.                            dated November 27, 1995

----------
  (b) Reports on Form 8-K

         Form 8-K dated December 24, 1996 (which included a financial statement as required by Rule 3-14 of Regulation S-X) concerned Item 2., Acquisition or Disposition of Assets.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED a Maryland corporation


3/26/97                 /s/ Claude Fernandez
-------                 --------------------
  Date                  Claude Fernandez
                        Executive Vice President and
                        Chief Administrative Officer
                        (Principal Financial Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                       William P. Carey
                       Chairman of the Board
                       and Director
                       (Principal Executive Officer)

                       Charles C. Townsend, Jr.
                       Director


                                         BY:  /s/ George E. Stoddard
                                             ----------------------
                       Ralph G. Coburn       George E. Stoddard
                       Director              Attorney in fact
                                             March 26, 1997

                       William Ruder
                       Director

3/26/97                 /s/ Claude Fernandez
-------                 --------------------
  Date                 Claude Fernandez
                       Executive Vice President and
                       Chief Administrative Officer
                       (Principal Financial Officer)

3/26/97                 /s/ Michael D. Roberts
-------                 ----------------------
  Date                 Michael D. Roberts
                       First Vice President and Controller
                       (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS



To the Board of Directors of
  Corporate Property Associates 12 Incorporated and Subsidiaries:


         Our report on the consolidated financial statements of Corporate Property Associates 12 Incorporated and Subsidiaries has been incorporated by reference in this Form 10-K from page 5 of the 1996 Annual Report to Shareholders of Corporate Property Associates 12 Incorporated and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on pages 29 to 31 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                          /s/Coopers & Lybrand L.L.P.
New York, New York
March 24, 1997

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                           SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

                             as of December 31, 1996





                                                                          Initial Cost to              Cost
                                                                             Company                 Capitalized
                                                                     ---------------------------     Subsequent to
Description                                           Encumbrances       Land         Buildings      Acquisition(a)
-------------------------------------------------     ----------     -----------     -----------     -----------
Direct Financing Method:
 Supermarkets
 leased to
 Big V Holding Corp.                                  $3,324,025     $ 1,157,294     $ 5,254,309     $    58,940
Manufacturing
 facility leased to
 The Garden
 Companies, Inc.                                       3,402,705       1,544,265       5,430,735
Office/manufacturing
 facility leased to
 Rheometric
 Scientific, Inc.                                      2,880,000       1,510,791       4,789,209           4,500
Office facility leased
 to Telos Corporation                                  6,146,237       1,549,022      10,597,978           5,500
Research and develop-
 ment facility leased to
 Lanxide Corporation                                   4,326,017       1,390,122       7,281,878           7,421
                                                     -----------     -----------     -----------      ----------
                                                     $20,078,984     $ 7,151,494     $33,354,109       $  76,361
                                                     ===========     ===========     ===========      ==========





                                                                            Gross Amount at which Carried
                                                                            at Close of Period (e)
                                                        Increase in         -----------------------------
Description                                           Net investment(c)                Total                  Date Acquired
-------------------------------------------------     -----------------     -----------------------------     -------------
Direct Financing Method:
 Supermarkets
 leased to
 Big V Holding Corp.                                      $   264,522             $    6,735,065              July 13, 1994
Manufacturing
 facility leased to
 The Garden
 Companies, Inc.                                                                       6,975,000             June 20, 1995
Office/manufacturing
 facility leased to
 Rheometric
 Scientific, Inc.                                                                      6,304,500              February 23, 1996
Office facility leased
 to Telos Corporation                                                                 12,152,500              March 11, 1996
Research and develop-
 ment facility leased to
 Lanxide Corporation                                                                   8,679,421              March 28, 1996
                                                          -----------             --------------
                                                          $   264,522             $   40,846,486
                                                          ===========             ==============






See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                       and SUBSIDIARIES

                                  SCHEDULE III - REAL ESTATE
                                 and ACCUMULATED DEPRECIATION

                                   as of December 31, 1996




                                                       Initial Cost to                 Cost
                                                           Company                 Capitalized      Decrease in
                                                  ---------------------------     Subsequent to           Net
     Description                  Encumbrances       Land         Buildings      Acquisition (a)   Investment(b)
     -----------                  --------------  -----------    ------------    ---------------   -------------
Operating Method:
Distribution facility leased
 to Wal-Mart Stores, Inc.         $ 2,425,659     $   452,871     $ 3,325,910     $     12,921
Office/Manufacturing
 facility leased to
 Etec Systems, Inc.                 3,239,021       1,272,418      10,588,221              241      $ (2,633,473)
Health club facilities
 leased to Q Clubs, Inc.            2,635,964       3,152,874       8,524,126
Warehouses and special
 purpose facility leased
 to Del Monte Corporation           5,933,844         305,733                        9,922,646
Warehouse/office/
 research facility leased
  to Applied Bioscience
 International, Inc                 7,372,687       1,550,928      11,017,367          27,856
Distribution/warehouse
 facility leased to
  Celadon, Inc.                                     1,486,600       5,320,400          40,000
Office/research
 facility leased to
  Spectrian Corporation                             5,570,775      12,073,204
Retail store leased
 to Garden Ridge
 Corporation                        4,600,000       1,857,607       6,204,923
Office/distribution
 facility leased to Knogo
  North America, Inc.                               1,603,488       3,321,512
                                  -----------    ------------    ------------      -----------      ------------
                                  $26,207,175    $ 17,253,294    $ 60,375,663      $10,003,664       $(2,633,473)
                                  ===========    ============    ============      ===========      ============

                                                                                                                       Life on which
                                                                                                                        Depreciation
                                        Gross Amount at which Carried                                                     in Latest
                                          at Close of Period (d)(e)                                                     Statement of
                                  --------------------------------------------       Accumulated                         Operations
 Description                          Land          Buildings          Total       Depreciation(e)    Date Acquired      is Computed
------------------------------    -------------   ------------      ----------     ---------------  -----------------    -----------
Operating Method:
 Distribution facility leased
 to Wal-Mart Stores, Inc.         $   454,420     $  3,337,282      $ 3,791,702     $   156,435     February 10, 1995     40 yrs.
Office/Manufacturing
 facility leased to
 Etec Systems, Inc.                 1,272,444        7,954,963        9,227,407         471,644     February 16, 1995     40 yrs.
Health club facilities
                                                                                                    June 8, 1995 and
 leased to Q Clubs, Inc.            3,152,874        8,524,126       11,677,000         200,174     July 25, 1996         40 yrs.
Warehouses and special
 purpose facility leased
 to Del Monte Corporation             376,360        9,852,019       10,228,379         112,738     November 9, 1995      40 yrs.
Warehouse/office/
 research facility leased
  to Applied Bioscience
 International, Inc                 1,550,985       11,045,166       12,596,151         310,075     November 13,1995      40 yrs.
Distribution/warehouse
 facility leased to
  Celadon, Inc.                     1,486,600        5,360,400        6,847,000          38,795     September 19, 1996    40 yrs.
Office/research
 facility leased to
  Spectrian Corporation             5,570,775       12,073,204       17,643,979          37,729     November 19, 1996     40 yrs.
Retail store leased
 to Garden Ridge
 Corporation                        1,857,607        6,204,923        8,062,530           6,463     December 16, 1996     40 yrs.
Office/distribution
 facility leased to Knogo
  North America, Inc.               1,603,488        3,321,512        4,925,000           3,460     December 24, 1996     40 yrs.
                                  -----------     ------------      -----------     -----------
                                  $17,325,553      $67,673,595      $84,999,148     $ 1,337,513
                                  ===========     ============      ===========     ===========



See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                       NOTES to SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION



  (a) Consists of the costs of improvements subsequent to purchase and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

  (b)    Represents partial refund of purchase price.

  (c) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received.

  (d) At December 31, 1996, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $125,581,113.

  (e)

                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                          December 31,
                                  --------------------------
                                      1995          1996
                                  -----------    -----------

     Balance at beginning
         of year                            -    $35,449,139

     Purchase price adjustment                    (2,633,473)

     Additions                    $35,449,139     52,183,482
                                  -----------    -----------

     Balance at close of year     $35,449,139    $84,999,148
                                  ===========    ===========



                   Reconciliation of Accumulated Depreciation

                                        December 31,
                                  -------------------------
                                     1995           1996
                                  ---------      ----------
     Balance at beginning
         of year                                 $  390,307

     Depreciation expense         $ 390,307         947,206
                                  ---------      ----------


     Balance at close of year     $ 390,307      $1,337,513
                                  =========      ==========

                                                         APPENDIX A TO FORM 10-K



                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                AND SUBSIDIARIES


                                                     1996 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------


(In thousands except share amounts)


                                           1993 (1)         1994              1995            1996
                                           --------         ----              ----            ----
OPERATING DATA:

      Revenues                            $       3      $       465      $     3,994      $    11,434

      Net (loss) income                          (3)             (28)           2,115            6,210

      Net (loss) income per share (2)          (.13)            (.03)             .53              .60

      Weighted average number
         of Shares outstanding                               843,911        4,016,686       10,365,828

      Dividends paid (3)                                         289            2,351            6,780

      Dividends paid per share                                   .30              .76              .80

      Payments of mortgage
         principal (4)                                             6              262            1,192


BALANCE SHEET DATA:

    Total consolidated assets                                 30,444           81,173          193,294

    Long-term obligations (5)                                  3,267           19,016           47,734

(1)      For the period from inception (July 30, 1993) to December 31, 1993.

(2)      Based on weighted average number of Shares outstanding.

(3) The Company paid two dividends in 1994 applicable to the quarters ended June 30, 1994 and September 30, 1994.

(4)      Represents scheduled mortgage principal amortization paid.

(5) Represents mortgage obligations and deferred acquisition fees due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


                  The Company was formed in 1993 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. In February 1994, the Company commenced a public offering of common stock at $10 per share on a "best efforts" basis. Between May 1994 and January 1996, when the offering concluded, the Company had sold 8,135,992 shares ($81,359,020). On February 2, 1996, the Company commenced a second public offering of 20,000,000 shares of common stock at $10 per share on a "best efforts" basis. As of December 31, 1996, the Company had issued 7,534,534 Shares ($75,345,340) in the second offering. An additional 2,890,081 shares ($28,900,810) have been issued since December 31, 1996. The Company intends to invest the net offering proceeds (except for 1% of proceeds used to establish a working capital reserve) along with the remaining proceeds from the recently completed offering in additional real estate investments so as to diversify the Company's portfolio of real estate investments. Pursuant to a recission offer to shareholders who subscribed shares between March 31, 1995 and May 9, 1995 for 526,921 shares ($5,269,210), 3,750 ($37,500) shares were redeemed.

                  The Company's primary objectives are to provide rising cash flow and property values, protecting its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. The Company intends to meet this objective by entering into long-term net leases with corporate lessees. The Company's leases, which usually have initial lease terms of 15 to 25 years, typically include rent increase provisions which are either fixed, based upon increases in the Consumer Price Index ("CPI") or, commonly with leases for retail stores, based upon a percentage of sales. Under a net lease, the tenants are generally required to pay all operating expenses related to the leased property, thereby limiting the Company's exposure to the effects of increases in real estate taxes, property maintenance and insurance costs. The Company also negotiates lease covenants which serve to protect its lessor's interest in the event of a lessee's reorganization or restructuring. While there is no assurance that the Company will realize its objective, Management believes that its ability to structure leases with rent escalations and protective covenants is a key to meeting the Company's objective. In addition, the Company has successfully negotiated grants of common stock warrants from selected tenants with the objective of realizing the benefits of appreciation from those grants.

                  As of December 31, 1996, the Company had invested approximately $164,212,000 of which $90,034,000 was from the proceeds of the offerings and $74,178,000 from limited recourse mortgage financing. Since December 31, 1996, the Company has invested an additional $25,454,000 of equity along with limited recourse mortgage financing of $12,200,000 to purchase three additional real estate investments. In August 1996, the Company entered into a modification agreement with Etec Systems, Inc. ("Etec") whereby, in consideration for the Company's agreeing to cancel its rights for 90,546 warrants, Etec refunded $2,634,000 of the original purchase price of the Etec property to the Company. The refund was applied as a prepayment to the mortgage loan on the property. The Etec lease was modified and the Company made a $9,000,000 commitment to fund an addition to the Etec property. The first installment of this commitment was funded in February 1997 with an additional $5,000,000 of mortgage financing received from the Etec mortgage lender. The Company is currently committed to fund up to $2,422,000 to construct four childcare centers leased to Childtime Childcare, Inc. ("Childtime") on properties purchased since December 31, 1996. The Company has entered into an agreement with Childtime to fund up to an additional $6,070,000 to construct an additional six childcare centers. As of March 20, 1997, the Company had $40,800,000 of cash available for investment. The Company has, since its inception, purchased properties as follows:

   Date Acquired                       Lease Obligor
   -------------                       -------------

   May 13, 1994                        Best Buy Co., Inc.
   July 15, 1994                       Big V Holding Corporation
   October 14, 1994                    Gensia, Inc.
   February 10, 1995                   Wal-Mart Stores, Inc.
   February 16, 1995                   Etec Systems, Inc.
   June 8, 1995 and July 25, 1996      Q Clubs, Inc.
   June 20, 1995                       The Garden Companies, Inc.
   November 9, 1995                    Del Monte Corporation
   November 13, 1995                   Applied Bioscience International, Inc.
   January 4, 1996                     The Upper Deck Company
   February 23, 1996                   Rheometric Scientific, Inc.
   March 11, 1996                      Telos Corporation
   March 28, 1996                      Lanxide Corporation
   September 19, 1996                  Celadon Group, Inc.
   November 19, 1996                   Spectrian Corporation
   December 16, 1996                   Garden Ridge Corporation
   December 24, 1996                   Knogo North America, Inc.
   January 23, 1997                    Scott Companies, Inc.
   January 29, 1997                    Childtime Childcare, Inc.
   February 18, 1997                   QMS, Inc.


                  All of the Company's debt is limited recourse mortgage financing. This means that the Company's mortgage lenders must look solely to the specific properties encumbered by the mortgage and to the tenant obligations on those same properties which are also generally assigned to the lender as collateral. In the case of mortgage financing that does not fully amortize over its term, the Company would be responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder of each such obligation has recourse only to the collateral. In the event that a balloon payment comes due, the Company would seek to refinance the loans, restructure the debt with the existing lenders, evaluate its ability to satisfy the obligations from its existing resources or sell the property and use the sale proceeds to satisfy the mortgage debt. The Company believes that the ability to refinance balloon payment obligations is enhanced if the long-term lease for the property remains in effect. The Company also evaluates all of its outstanding loans for refinancing opportunities which may occur as the result of changing market rates or improvements in the credit rating of tenants whereby it can lower the interest rate on the debt. No balloon payments on the Company's mortgages are scheduled until 2000. In February 1997, the Company prepaid an existing loan with a principal balance of $2,796,000 which loan was collateralized by the property leased to Rheometric Scientific, Inc. ("Rheometric"). As a result of the prepayment, the Rheometric lease was modified to reduce annual rent from $1,180,000 to $805,000 and the restrictions upon certain warrants for Rheometric common stock held by the Company were released. Solely as a result of the prepayment of the Rheometric loan and related lease modification, annual cash flow will increase by $416,000. The Company intends to seek new limited recourse mortgage financing on the Rheometric property.

                  During 1996, the Company's cash flow from operations of $7,747,000 was sufficient to fund payments of dividends of $6,780,000 and $967,000 of the $1,192,000 scheduled debt service principal payments on mortgage debt. The Company's financing and investing activities in 1996, other than paying dividends and paying scheduled mortgage principal installments primarily consisted of the raising of equity and debt and using such funds to purchase investments in real estate. The Company will use the cash generated by these investments to meet its objective of using the cash flow provided from operations to pay quarterly dividends at an increasing rate and increase the Company's equity in real estate by making regular mortgage principal payments. While there is no assurance that this objective will be met, Management believes that with appropriate diversification of real estate investments, its strategy should enable the Company to meet its objective. The Company does not currently have a line of credit and it expects to raise new equity capital and mortgage financing to maintain its anticipated rate of investment in new properties.

                  The Company's results of operations for the year ended December 31, 1996 are not directly comparable to the results for the year ended December 31, 1995, as the investing of property continued throughout 1996 and 1995. The Company's directly owned real estate assets (before accumulated depreciation) increased from $48,995,000 at December 31, 1995 to $125,846,000 at December 31, 1996. In addition, the Company's pro rata share of indirectly owned real estate increased from $28,280,000 at December 31, 1995 to $41,195,000 at December 31, 1996. Increases in lease revenues, equity income, interest and general and administrative expenses, property expenses, depreciation and amortization were primarily due to the increases in real estate assets and related mortgage borrowings. The increase in other interest income was due to the increase in cash balances. Interest income will decrease as cash available for investment is utilized for additional real estate purchases. The cash balances maintained after all funds are invested will be substantially less than the current cash balances. The Company's earnings increased by $4,095,000 with net income up 13% on a per share basis. The Company expects the trend of increased lease revenues to continue over the next year. A rent increase on the lease with Celadon Group, Inc. is scheduled to occur in 1997. In addition, rent increases are scheduled on two leases in 1998 and three leases in 1999.

                  A comparison of the results of operations for the year ended December 31, 1995 with the results of operations for the year ended December 31, 1994 is not meaningful as the Company made only three real estate investments in 1994 with the first such investment not being made until May 1994. During 1995, the Company purchased interests in an additional six real estate investments. Increases in lease revenues, interest expense, depreciation and amortization and property expense are attributable to the increase in real estate assets and related mortgage financing rather than significant changes relating to any of the real estate investments purchased in 1994. The increase in other interest income was solely attributable to higher cash balances.

                  Future rent increases and cash flow may be affected by changes in the rate of increase in the CPI and possible changes in the method of calculation of the CPI. Although there have been preliminary indications that legislation may be introduced which would change the calculation of the CPI, the Company cannot predict the outcome of any proposed legislation nor how it may affect the Company's future cash flow.

                  In connection with the purchase of its properties, the Company requires sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that the Company's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, the Company's leases generally require tenants to indemnify the Company from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow the Company to extend leases until such time as a tenant has satisfied its environmental obligations. The Company also attempts to negotiate lease provisions to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions, in the estimation of the Company, are in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of any environmental matters would not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

                  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which established standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. The impact of the adoption of this statement is not expected to be material to the Company's Consolidated Financial Statements.

                        REPORT of INDEPENDENT ACCOUNTANTS






To the Board of Directors of
  Corporate Property Associates 12 Incorporated and Subsidiaries:


                  We have audited the accompanying consolidated balance sheets of Corporate Property Associates 12 Incorporated and Subsidiaries as of December 31, 1994, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1994, 1995 and 1996. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"). Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Advisor, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 12 Incorporated and Subsidiaries as of December 31, 1994, 1995 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1994, 1995 and 1996, in conformity with generally accepted accounting principles.



                                                    /s/ Coopers & Lybrand L.L.P.
New York, New York
March 24, 1997

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        December 31, 1994, 1995 and 1996

                                                                1994                  1995                 1996
                                                                ----                  ----                 ----
         ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method:
         Land                                                                     $ 5,295,898          $ 17,325,553
         Buildings                                                                 30,153,241            67,673,595
                                                                                  -----------          ------------
                                                                                   35,449,139            84,999,148
         Accumulated depreciation                                                     390,307             1,337,513
                                                                                  -----------          ------------
                                                                                   35,058,832            83,661,635
Net investment in direct financing leases                   $ 6,472,639            13,545,609            40,846,486
                                                            -----------           -----------          ------------
   Real estate leased to others                               6,472,639            48,604,441           124,508,121
Equity investments                                           11,671,073            10,382,492            16,091,935
Cash and cash equivalents                                    10,661,712            20,239,764            50,893,314
Deferred offering costs                                       1,401,664             1,066,262               654,402
Accrued rents and interest receivable                                                 141,716               271,146
Other assets                                                    236,520               738,102               874,926
                                                            -----------           -----------          ------------
           Total assets                                     $30,443,608           $81,172,777          $193,293,844
                                                            ===========           ===========          ============

         LIABILITIES:

Limited recourse mortgage notes payable                     $ 3,328,417           $18,127,538          $ 46,286,159
Accounts payable to affiliates                                2,163,364             2,499,284             2,258,581
Accounts payable and accrued expenses                            76,084               104,141               256,136
Deferred acquisition fees payable to an affiliate               712,467             1,577,639             3,414,097
Dividends payable                                               345,751             1,189,830             2,094,191
Accrued interest payable                                         28,661               136,086               418,035
Prepaid rental income and security deposits                                           884,581             1,379,288
                                                            -----------           -----------          ------------
           Total liabilities                                  6,654,744            24,519,099            56,106,487
                                                            -----------           -----------          ------------

Common stock, $.001 par value;
    526,921 shares; issued and
   outstanding; subject to redemption                                               5,269,210

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
   40,000,000 shares; issued and outstanding,
   2,717,263, 6,027,868 and 15,668,403 shares
   at December 31, 1994, 1995 and 1996                            2,717                 6,028                15,668
Additional paid-in capital                                   23,816,551            52,488,567           139,896,651
Dividends in excess of accumulated earnings                     (30,404)           (1,110,127)           (2,584,954)
                                                            -----------           -----------          ------------
                                                             23,788,864            51,384,468           137,327,365

Less treasury stock at cost, 14,395 shares at
   December 31, 1996                                                                                       (140,008)
                                                            -----------           -----------          ------------

           Total shareholders' equity                        23,788,864            51,384,468           137,187,357
                                                            -----------           -----------          ------------
           Total liabilities and
               shareholders' equity                         $30,443,608           $81,172,777          $193,293,844
                                                            ===========           ===========          ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of OPERATIONS

              For the years ended December 31, 1994, 1995 and 1996

                                                                1994                    1995                1996
                                                                ----                    ----                ----
Revenues:
   Interest income from direct financing
      leases                                                 $  357,625             $ 1,221,026         $ 4,559,544
   Rental income from operating leases                                                2,111,998           5,000,989
   Other interest income                                        107,702                 660,623           1,873,094
                                                             ----------             -----------         -----------
                                                                465,327               3,993,647          11,433,627
                                                             ----------             -----------         -----------

Expenses:
   Interest expense                                             147,256               1,260,189           3,525,774
   Depreciation                                                                         390,307             947,206
   General and administrative                                   728,919                 942,074           1,488,793
   Property expense                                             164,836                 596,227           1,269,968
   Amortization                                                   6,638                  12,797              34,085
                                                             ----------             -----------         -----------
                                                              1,047,649               3,201,594           7,265,826
                                                             ----------             -----------         -----------

         (Loss) income before income from
             equity investments                                (582,322)                792,053           4,167,801

Income from equity investments                                  554,571               1,322,990           2,042,400
                                                             ----------             -----------         -----------

          Net (loss) income                                  $  (27,751)             $2,115,043         $ 6,210,201
                                                             ==========              ==========         ===========


Net (loss) income per common share                           $     (.03)             $      .53         $       .60
                                                             ==========              ==========         ===========

Weighted average shares outstanding                             843,911               4,016,686          10,365,828
                                                             ==========              ==========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 1994, 1995 and 1996


                                                                                 Dividends in
                                                               Additional          Excess of
                                               Common            Paid-in          Accumulated       Treasury
                                                Stock            Capital            Earnings          Stock               Total
                                                -----            -------            --------          -----               -----
Balance at December 31, 1993                 $        20      $     199,980      $     (2,653)                       $    197,347

2,697,263 Shares issued
  at $10 per share,
  net of offering costs of
  $2,718,729                                       2,697         24,251,204                                            24,253,901

Dividends declared                                                 (634,633)                                             (634,633)

Net loss                                                                              (27,751)                            (27,751)
                                             -----------      -------------      ------------      ------------      ------------

Balance at December 31, 1994                       2,717         23,816,551           (30,404)                         23,788,864

3,837,526 Shares issued
  at $10 per share,
  net of offering costs of
  $4,430,723                                       3,838         33,940,699                                            33,944,537

Common stock subject to
redemption; 526,921 shares                          (527)        (5,268,683)                                           (5,269,210)

Dividends declared                                                                 (3,194,766)                         (3,194,766)

Net income                                                                          2,115,043                           2,115,043
                                             -----------      -------------      ------------      ------------      ------------

Balance at December 31, 1995                       6,028         52,488,567        (1,110,127)                         51,384,468

9,117,364 Shares issued
  at $10 per share,
  net of offering costs of
  $8,988,624                                       9,117         82,175,899                                            82,185,016

Dividends declared                                                                 (7,684,030)                         (7,684,030)

Net income                                                                          6,210,201                           6,210,201

Repurchase of 14,395 shares                                                                          $  (140,008)        (140,008)

Reclassification of common stock subject
  to redemption at end of
  redemption period, 523,171 shares                  523          5,232,185              (998)                          5,231,710
                                             -----------      -------------      ------------      ------------      ------------

Balance at December 31, 1996                 $    15,668      $ 139,896,651      $ (2,584,954)     $   (140,008)     $137,187,357
                                             ===========      =============      ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

              For the years ended December 31, 1994, 1995 and 1996


                                                                      1994              1995             1996
                                                                      ----              ----             ----
Cash flows from operating activities:
  Net (loss) income                                              $    (27,751)     $  2,115,043      $  6,210,201
  Adjustments to reconcile net (loss) income
      to net cash provided by operating activities:
      Depreciation and amortization                                     6,638           403,104           981,291
      Amortization of unearned income recognized on
      direct financing leases greater than  scheduled rents            (5,406)          (94,658)         (164,456)
      Income from equity investments in excess
      of distributions received                                                         (71,462)         (294,055)
      (Increase) decrease in other assets                            (242,697)         (240,609)           43,745
      Increase in accrued rents and interest receivable                                (141,716)         (129,430)
      Increase in accounts payable and
        accrued expenses (a)                                           48,960            49,721            59,859
      Increase in accounts payable to affiliates (a)                  782,903           649,658           263,293
      Increase in accrued interest payable                             28,661           107,425           281,949
      Increase in prepaid rental income and security deposit                            884,581           494,707
                                                                 ------------      ------------      ------------

           Net cash provided by operating activities                  591,308         3,661,087         7,747,104
                                                                 ------------      ------------      ------------


Cash flows from investing activities:
  Refund of real estate purchase price                                                                  2,633,473
  Purchase of stock warrants                                                                             (124,000)
  Capital (contributions in) distributions
       from equity investments                                     (1,219,030)        1,375,000        (5,158,908)
  Distributions received from general partnerships in
      excess of income from equity investments                         64,866
  Purchase of interests in equity investments from affiliate       (9,933,092)
  Purchases of real estate and other capitalized
      costs                                                        (3,003,707)      (41,577,236)      (77,739,925)
                                                                 ------------      ------------      ------------

           Net cash used in investing activities                  (14,090,963)      (40,202,236)      (80,389,360)
                                                                 ------------      ------------      ------------

                                   (Continued)

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                CONSOLIDATED STATEMENTS of CASH FLOWS, Continued

              For the years ended December 31, 1994, 1995 and 1996


                                                             1994              1995               1996
                                                             ----              ----               ----
Cash flows from financing activities:
  Proceeds from stock issuance, net of costs               24,253,901        33,944,537         82,185,016
  Dividends paid                                             (288,882)       (2,350,687)        (6,779,669)
  Payments of mortgage principal                               (5,999)         (262,013)        (1,191,750)
  Prepayment of mortgage payable                                              (3,313,866)       (2,949,629)
  Proceeds from issuance of mortgages                                         18,375,000        32,300,000
  Deferred financing costs                                                      (273,770)          (90,654)
  Purchase of treasury stock                                                                      (140,008)
  Redemption of stock                                                                              (37,500)
                                                         ------------      ------------      -------------

           Net cash provided by financing activities       23,959,020        46,119,201        103,295,806
                                                         ------------      ------------      -------------

           Net increase in cash and cash equivalents       10,459,365         9,578,052         30,653,550

Cash and cash equivalents, beginning of period                202,347        10,661,712         20,239,764
                                                         ------------      ------------      -------------

      Cash and cash equivalents, end of period           $ 10,661,712      $ 20,239,764      $  50,893,314
                                                         ============      ============      =============

(a) Excludes changes in accounts payable and accrued expenses and accounts payable to affiliates balances which relate to the raising of capital (financing activities) rather than the Company's real estate operations.


Supplemental schedule of noncash investing and financing activities:

         In connection with the purchase of an interest in real estate from an affiliate during 1994, the Company assumed a $3,334,416 interest in a mortgage loan obligation.


The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



 1.     Summary of Significant Accounting Policies:

        Basis of Consolidation:

            The consolidated financial statements include the accounts of
               Corporate Property Associates 12 Incorporated and its wholly-owned subsidiaries (collectively, the "Company").

         Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Real Estate Leased to Others:

            Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

            The Company diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

            The leases are accounted for under either the direct financing or operating methods.

                      Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

                      Operating method - Real estate is recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

            For properties under construction, interest on mortgages is capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs in accordance with Statement of Financial Accounting Standards No. 67.

            Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides.

            The Company assesses the recoverability of its real estate assets including residual interests based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value.

         Depreciation:

            Depreciation is computed using the straight-line method over the estimated useful lives of properties - generally 40 years.

         Cash Equivalents:

            The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. At December 31, 1994, 1995 and 1996, the Company's cash and cash equivalents were held in the custody of four financial institutions.

                                    Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


         Offering Costs:

            Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares to shareholders.

         Federal Income Taxes:

            The Company qualifies as a real estate investment trust ("REIT") for the years ended December 31, 1994, 1995 and 1996 under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes, provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions.

         Equity Investments:

            The Company's interests in three general partnerships in which its ownership interests range from 37% to 50%, are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Other Assets:

            Included in other assets are deferred charges and organization costs. Deferred charges are costs incurred in connection with mortgage financings and refinancing and are amortized on a straight-line basis over the terms of the mortgages. Organization costs incurred in connection with the formation of the Company are deferred and amortized from the date of inception on a straight-line basis over five years.

         Deferred Acquisition Fees:

            Fees are payable for services provided by Carey Property Advisors, a
               Pennsylvania limited partnership (the "Advisor") of the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments with each installment equal to .25% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the 2%/25% guidelines (see Note 3).


 2.     Organization and Offering:

            The Company was formed on July 30, 1993 under the General
               Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by the Advisor.

            An initial offering of the Company's shares which commenced on
               February 18, 1994 concluded on January 26, 1996, at which time the Company had issued an aggregate of 8,135,992 shares ($81,359,920). The Company filed a post-effective amendment in March 1996, withdrawing from registration the balance of unsold shares from such offering.

                                    Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



            Shareholders who purchased 526,921 shares ($5,269,210) of the
               Company between March 31, 1995 and May 9, 1995 did not receive updated financial statements of the Company within a specified period, and the Company offered all shareholders who subscribed shares between these dates, the opportunity to rescind such purchases. Until the redemption period ended in May 1996, all shares issued during that period were redeemable and, until the end of the redemption period, were not classified as shareholders' equity. Of the shares sold, 3,750 were redeemed.

            On February 2, 1996, the Company commenced an offering (the
               "Offering") for a maximum of 20,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per share. It is anticipated that approximately 87% of the funds raised in the second offering will be invested in real estate with the remaining funds used to establish a working capital reserve and to pay the expenses and fees related to the Offering. In 1996, the Company issued 7,534,534 shares ($75,345,340), pursuant to the Offering, and since December 31, 1996 the Company has issued an additional 2,890,081 shares ($28,900,810).

            Deferred offering costs of $1,066,262 at December 31, 1995 represent costs associated with the issuance of shares on January 5, 1996 and February 9, 1996 related to the prior offering and costs associated with the current Offering which have been charged to shareholders' equity upon the issuance of shares. Deferred offering costs of $654,402 at December 31, 1996 represent costs associated with the current Offering, including prepaid selling commissions, which will be charged to shareholders' equity upon the issuance of shares. (Also see Note 8).


 3.     Transactions with Related Parties:

            Pursuant to its advisory agreement, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property and the day-to-day administration and management of the Company. The Advisor and certain affiliates receive fees and compensation in connection with the Offering and the operation of the Company including reimbursement for organization and offering expenses, acquisition and structuring fees, reimbursement for expenses incurred by the Advisor in connection with the administration of the Company, asset management and performance fees, and loan refinancing fees, and may ultimately receive subordinated disposition and incentive fees, both of which are dependent on the Company's performance. In connection with performing services related to the Company's real estate purchases in 1994, 1995, and 1996, affiliates of the Company received structuring and development fees of $494,769, $605,972 and $1,284,619, respectively. Fees are paid only in connection with completed transactions. The affiliate is entitled to receive deferred acquisition fees of $3,414,097 over a period of no less than eight years, subject to the 2%/25% guidelines limitation described below.

            The Company's asset management fee of 0.5% per annum of Average
               Invested Assets (as defined in the Prospectus) and a performance fee of 0.5% of Average Invested Assets are payable to the Advisor. Asset management fees were $82,418 in 1994, $291,980 in 1995 and $631,051 in 1996 with performance fees in like amount. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. General and administrative expense reimbursements were $589,385 in 1994, $618,591 in 1995 and $747,779 in 1996.

                                    Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



            In the future, real property may be acquired by limited
               partnerships, REITs or other entities formed by affiliates of the Advisor and, accordingly, transactions with related parties may arise between the Company and affiliated entities. The Company's interests in properties jointly held with affiliates range from 37% to 50%. The Company accounts for assets and liabilities relating to tenants-in-common interests on a proportional basis. Ownership interests in general partnerships and a limited liability company, owned with an affiliate, are accounted for under the equity method.

            The Advisor shall reimburse the Company at least annually for the amount by which operating expenses of the Company exceed the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Prospectus. To the extent that operating expenses payable or reimbursable by the Company exceed the 2%/25% Guidelines and the Independent Directors find that such expenses were justified based on such unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only to the extent such reimbursement would not cause the Company's operating expenses to exceed the 2%/25% Guidelines in any such year.

            For the years ended December 31, 1994, 1995 and 1996, fees aggregating $69,322, $35,649 and $348,733, respectively, were incurred for legal services in connection with the Company's operations and public offering, respectively, with such services provided by a firm in which the Secretary of the Company and of the Corporate General Partner of the Advisor is a partner.

            For the years ended December 31, 1994, 1995 and 1996, organization and offering costs of approximately $1,244,000, $1,520,000 and $1,820,000, respectively, were paid by the Advisor on behalf of the Company.

            The Company's accounts payable to affiliates were as follows at
               December 31, 1994 1995 and 1996:

                                                                      1994           1995           1996
                                                                      ----           ----           ----
                Deferred offering costs                            $1,380,000     $1,066,262     $  562,266
                Asset management and performance fees                 164,836        748,795      1,335,895
                Interest accrued on deferred acquisition fees                        106,175        285,168
                Other operating costs                                 618,528        578,052         75,252
                                                                   ----------     ----------     ----------
                                                                   $2,163,364     $2,499,284     $2,258,581
                                                                   ==========     ==========     ==========

            The Company is a participant in an agreement with W.P. Carey & Co.,
               Inc. ("W.P. Carey") and certain affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1995, the Company's first year of participation, and 1996 were $11,248 and $26,851, respectively.


 4.     Real Estate Leased to Others Accounted for Under the Operating Method:

            Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $9,374,000 in each of the years 1997 through 2000; $9,431,000 in
               2001 and aggregate approximately $158,301,000 through 2016.

            Contingent rents were approximately $19,000 in 1995 and $9,000 in
               1996.

                                    Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


 5.     Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                     December 31,
                                                     ------------
                                           1994          1995           1996
                                           ----          ----           ----
         Minimum lease payments
           receivable                  $20,273,973   $ 35,500,209   $ 98,389,173
         Unguaranteed residual value     6,467,233     13,445,545     40,581,966
                                       -----------   ------------   ------------
                                        26,741,206     48,945,754    138,971,139
         Less: Unearned income          20,268,567     35,400,145     98,124,653
                                       -----------   ------------   ------------
                                       $ 6,472,639   $ 13,545,609   $ 40,846,486
                                       ===========   ============   ============

            Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases are approximately $5,167,000 in both 1997 and 1998, $5,272,000 in each of the years
               1999 through 2001 and aggregate approximately $98,389,000 through 2018.

 6.     Mortgage Notes Payable:

            Mortgage notes payable, all of which are limited recourse to the
               Company, are collateralized by an assignment of various leases and by real property with a carrying amount of approximately $96,430,000. As of December 31, 1996, mortgage notes payable had interest rates ranging from 8.03% to 10.25% per annum.

            Scheduled principal payments during each of the next five years following December 31, 1996 are as follows:

               Year Ending December 31,
               ------------------------
                  1997                                              $ 1,539,426
                  1998                                                1,624,085
                  1999                                                1,703,546
                  2000                                                9,461,112
                  2001                                                4,353,037
                  Thereafter                                         27,604,953
                                                                    -----------
                     Total                                          $46,286,159
                                                                    ===========

            Interest paid was $118,595 in 1994, $1,152,764 in 1995 and
               $3,243,825 in 1996.

            In connection with the placement of mortgages, fees of $197,908,
               $276,139 and $513,847 were paid to an affiliate of the Company in 1994, 1995 and 1996, respectively.

 7.     Dividends:

            Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 1996, dividends paid per share reported for tax purposes were as follows:

                                                1994        1995        1996
                                                ----        ----        ----
Ordinary income                                $ 0.30      $ 0.76      $ 0.68
Return of capital                                                        0.12
                                               ------      ------      ------
                                               $ 0.30      $ 0.76      $ 0.80
                                               ======      ======      ======

                                    Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



            Dividends payable at December 31, 1996 was comprised of dividends declared of $.0159886 per share ($2,094,191) to shareholders of record as of December 12, 1996. A dividend of $.2015 per share was paid in January 1997.


 8.     Commitments and Contingencies:

            The Company is liable for certain costs of its offerings which include but are not limited to filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering and are presently estimated to aggregate a maximum of $7,327,000 assuming a sale of 20,000,000 shares. The Company is also liable for selling commissions of $0.60 (6%) per Share sold and a Selected Dealer fee of $0.10 (1%) for each Share.

            The Company will reimburse Carey Financial for its costs (including fees and expenses of its counsel) and for the costs of sales and information meetings of Carey Financial's employees relating to the Offering. The Company will reimburse Carey Financial for its identified expenses incurred in connection with wholesaling services provided to the Company. To the extent, if any, that certain organization and offering costs, including all selling commissions, exceed 10% of the gross proceeds of the Offering (plus an additional 0.5% of gross proceeds for bona fide due diligence expenses), such excess will be paid by the Advisor with no recourse by or reimbursement to the Advisor.


 9.     Industry Segment Information:

            The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of 1994, 1995 and 1996 lease revenues are as follows:

                                                            1994            1995             1996
                                                            ----            ----             ----
        Per Statements of Operations:
          Interest income from direct
             financing leases                            $  357,625      $1,221,026      $ 4,559,544
          Rental income from operating leases                             2,111,998        5,000,989
        Adjustment:
          Share of lease revenues from
             equity investments                           1,404,319       3,110,209        4,419,078
                                                         ----------      ----------      -----------
                                                         $1,761,944      $6,443,233      $13,979,611
                                                         ==========      ==========      ===========

                                    Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



            In 1994, 1995 and 1996, the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                                        1994           %         1995           %            1996          %
                                                        ----         ----        ----         ----           ----        ----
         Best Buy Co., Inc. (a)                      $1,143,383       65%     $1,801,209       28%       $ 1,797,435      13%
         The Upper Deck Company (a)                                                                        1,312,643       9
         Gensia, Inc. (a)                               260,936       15       1,309,000       20          1,309,000       9
         Applied Bioscience International, Inc.                                  173,600        3          1,302,000       9
         Etec Systems, Inc.                                                    1,210,652       19          1,208,583       9
         Telos Corporation                                                                                 1,166,936       8
         Rheometric Scientific, Inc.                                                                       1,005,901       7
         Q Clubs, Inc.                                                           374,263        6            979,795       7
         The Garden Companies, Inc.                                              432,804        7            816,400       6
         Big V Holding Corporation                      357,625       20         788,222       12            800,221       6
         Lanxide Corporation                                                                                 770,086       5
         Del Monte Corporation                                                                               643,125       5
         Wal-Mart Stores, Inc.                                                   353,483        5            397,226       3
         Spectrian Corporation                                                                               223,704       2
         Celadon Group, Inc.                                                                                 198,333       2
         Garden Ridge Corporation                                                                             36,738
         Knogo North America, Inc.                                                                            11,485
                                                     ----------      ---      ----------      ---        -----------     ---
                                                     $1,761,944      100%     $6,443,233      100%       $13,979,611     100%
                                                     ==========      ===      ==========      ===        ===========     ===

         (a) Represents the Company's proportionate share of lease revenues from its equity investment.



10.     Purchases of Real Estate:

        Spectrian Corporation:

            On November 19, 1996, the Company purchased land and a building in
               Sunnyvale, California for $17,644,000 and entered into a net lease with Spectrian Corporation ("Spectrian"). The lease has a term of 15 years with three five-year renewal terms, at the option of the lessee, with an initial annual rent of $1,925,000. Rent increases are scheduled every three years and are based on a formula indexed to increases in CPI with such increase in any single year capped at 4.5%.

            The Company has received a commitment from a lender for a
               $10,000,000 limited recourse mortgage loan to be collateralized by the Spectrian property. If the commitment is exercised, the loan will provide for monthly payments of principal and interest at an annual interest rate of 7.75% and based on a 20-year amortization schedule. A balloon payment would be due in 10 years.

                                    Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



        Garden Ridge Corporation:

            On December 16, 1996 the Company purchased land and a building subject to an existing net lease with Garden Ridge Corporation ("Garden Ridge") in Tulsa, Oklahoma for $8,062,000.

            The lease has a remaining term of 19 years 4 months through April
               2011 with four five-year renewal terms at an annual rent of $854,164. Rent increases are scheduled every five years with the first increase scheduled for May 2001. Each increase will be the lower of 10% or the amount calculated based on a formula indexed to increases in the CPI.

            On December 27, 1996 the Company obtained a $4,600,000 limited recourse mortgage loan collateralized by the Garden Ridge property and an assignment of the Garden Ridge lease. The loan provides for monthly principal and interest payments of $37,725 at an annual interest rate of 8.72% based on a 25-year amortization schedule. The loan may be prepaid between January 1, 2001 and June 2006 subject to a prepayment premium. A balloon payment of approximately $3,791,000 is due in January 2007.


        Knogo North America, Inc.

            On December 24, 1996, the Company purchased land and a building in
               Hauppauge, New York for $4,925,000 and entered into a net lease with Knogo North America, Inc. The lease has a term of 20 years with a four-year renewal term, at the option of the lessee. Annual rent is $2,096,000 and rent increases are scheduled every three years with such increases based on a formula indexed to the CPI.

            In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received acquisition fees of $197,908, $242,389 and $513,847 in 1994, 1995 and 1996, respectively.

                                    Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



11.  Equity Investments:

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

(in thousands)

                                     GENA                           BB Property           CARDS LLC
                       --------------------------------    ---------------------------   ------------
                                  December 31,                      December 31,         December 31,
                       --------------------------------    ---------------------------   ------------
                         1994        1995        1996        1994      1995      1996        1996
                         ----        ----        ----        ----      ----      ----        ----
Land                   $  4,500    $  4,500    $  4,500    $18,580   $18,580   $18,580
Buildings                18,429      18,429      18,429
Accumulated
  depreciation             (182)       (642)     (1,103)
Net investment
   in direct
  financing lease                                           27,352    27,261    27,159     $25,831
Other assets                232                                                                750
                       --------    --------    --------    -------   -------   -------     -------
  Total assets         $ 22,979    $ 22,287    $ 21,826    $45,932   $45,841   $45,739     $26,581
                       ========    ========    ========    =======   =======   =======     =======

Mortgage notes
  payable              $  9,968    $ 12,241    $ 11,696    $31,884   $31,235   $30,525     $14,848
Other liabilities            83         141         136        240       235       230         856
                       --------    --------    --------    -------   -------   -------     -------
  Total liabilities      10,051      12,382      11,832     32,124    31,470    30,755      15,704
   Partners'
      capital            12,928       9,905       9,994     13,808    14,371    14,984      10,877
                       --------    --------    --------    -------   -------   -------     -------
   Total liabilities
      and partners'
      capital          $ 22,979    $ 22,287    $ 21,826    $45,932   $45,841   $45,739     $26,581
                       ========    ========    ========    =======   =======   =======     =======

                                                       For the Year Ended December 31,
                                --------------------------------------------------------------------------
                                            GENA                         BB Property             CARDS LLC
                                ----------------------------     ----------------------------    ---------
                                  1994      1995       1996       1994       1995       1996        1996
                                  ----      ----       ----       ----       ----       ----        ----
Rental income from
  operating leases              $  964     $2,618     $2,618     $1,989     $1,989     $1,989
Interest income from direct
    financing leases                                              2,888      2,879      2,869     $2,625
Other                                1                                                                 7
                                ------     ------     ------     ------     ------     ------     ------
                                   965      2,618      2,618      4,877      4,868      4,858      2,632
                                ------     ------     ------     ------     ------     ------     ------
Interest expense on
  mortgages                        322        994        973      2,898      2,841      2,780      1,255
Depreciation expense               182        461        461
Other                                          15          5                     3          6          4
                                ------     ------     ------     ------     ------     ------     ------
                                   504      1,470      1,439      2,898      2,844      2,786      1,259
                                ------     ------     ------     ------     ------     ------     ------
      Net income                $  461     $1,148     $1,179     $1,979     $2,024     $2,072     $1,373
                                ======     ======     ======     ======     ======     ======     ======

                                    Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



12.     Subsequent Events:

        Scott Companies, Inc.

            On January 23, 1997, the Company purchased land and a building in
               San Leandro, California for $17,910,000 and entered into a net lease agreement with Scott Company of California ("Scott"). Scott's parent company, Scott Companies, Inc., has unconditionally guaranteed Scott's obligations under the lease. The lease has a term of 20 years with three five-year renewal terms, at the option of the lessee. Annual rent is $1,945,850 with rent increases scheduled every three years based on a formula indexed to the CPI with any increase capped at 4% for any lease year.

        Childtime Childcare, Inc.

            On January 29, 1997, the Company purchased land in Chandler,
               Arizona; Fleming Island, Florida; and Sugar Land and New Territory, Texas upon which four childcare centers are being constructed pursuant to a construction agency and lease agreement with Childtime Childcare, Inc. ("Childtime"). Total purchase and project costs are estimated to be $3,930,000 with Childtime having the obligation to fund any costs in excess of such amount necessary to complete the project.

            During the construction period, Childtime will pay monthly rent based on an amount indexed to project costs advanced by the Company. Upon the earlier of the completion of construction or October 1, 1997, Childtime's rental obligation will be 11.20% of total project costs with rent increases commencing in the fourth lease year and every three years thereafter, with such increases based on a formula indexed to increases in the CPI.

        QMS, Inc.

            On February 18, 1997, the Company purchased land and a building in
               Mobile, Alabama for $13,874,000 and entered into a net lease agreement with QMS, Inc. ("QMS"). The lease has a term of 15 years with six five-year renewal terms, at the option of the lessee. Annual rent is $1,689,375 with rent increases scheduled every three years based on a formula indexed to the CPI.

            In connection with the purchase, the Company obtained a $7,200,000 limited recourse mortgage loan collateralized by the QMS property and an assignment of the QMS lease. The loan provides for monthly principal payments of $24,303 and annual interest at a rate equivalent to a variable rate of either the lender's prime rate plus 1.25% or the London Interbank Offered Rate plus 2.75% at the Company's option. A balloon payment of approximately $5,766,000 will be due in February 2002.

            The Company received warrants to purchase 100,000 shares of common stock of QMS at a purchase price of $6.50 per share at any time through December 2001. The warrant agreement allows for a cashless exercise by which the Company may, in lieu of purchasing all 100,000 shares, receive fewer shares based on the difference between the then market price of QMS stock and the exercise price.

        Rheometric Scientific, Inc.

            On February 20, 1997, the Company prepaid an existing mortgage loan of $2,796,000 collateralized by the Rheometric Scientific, Inc. ("Rheometric") property. As amended, Rheometric's annual rent was reduced to $805,361 from $1,181,000. The Company intends to obtain new limited recourse mortgage financing on the Rheometric property at which time annual rent will consist of an amount equal to the sum of (i) debt service payments on the mortgage loan, (ii) the difference

                                    Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



               between $6,000,000 and initial balance of the mortgage loan multiplied by 14.7% and (iii) $35,000.

            The Company had been granted warrants to purchase 464,160 shares of
               Rheometric common stock at an exercise price of $2 at the time the Rheometric property was purchased in February 1996. The ability to exercise warrants for 331,543 shares had been conditioned on the Company's paying off or refinancing the existing mortgage loan by no later than February 23, 1997. With the prepayment, all warrants are now exercisable at any time prior to February 2011, with such exercises extendable to the last day of any extended lease term.

            In connection with modification of annual rent and the satisfaction of the mortgage loan, annual cash flow from the Rheometric property will increase by $416,000.


13.     Etec Systems, Inc.:

            In February 1995, the Company purchased land and an
               office/manufacturing facility located in Hayward, California for $11,859,000 and entered into a net lease agreement with Etec Systems, Inc. ("Etec") with $6,250,000 of the purchase price provided by limited recourse mortgage financing. The lease had a term of 15 years, with four five-year renewal terms with annual rent of $1,370,325 with such rent adjusted during the first five lease years to reflect any increases or decreases in monthly debt service payments due under the loan. The Company was granted warrants to purchase 159,314 shares of Etec common stock.

            In August 1996, the Company entered into a modification agreement with Etec. In consideration for the Company's agreeing to cancel its rights for 90,546 warrants, Etec refunded $2,633,473 of the original purchase price of the property to the Company. The refund was applied as a prepayment to the mortgage loan, and the lender reamortized the loan. In addition, the existing lease was modified to extend the initial term by nineteen months to August 31, 2011. Annual rent was reduced by $347,289 to $1,023,036, subject to modification as described hereafter. The Company also made a commitment to fund the construction of a 60,000 square foot addition at the Etec property.

            The funding of the addition will consist of three installments through January 31, 1998 with the first installment of $5,000,000 made in February 1997. The lease terms will be modified upon each installment payment. With the February 1997 installment, annual rent increased by $574,000. For the second and third installments, rent will increase by an amount equal to the monthly amortization payment required to repay the installments over the remaining initial term of the lease based on an annual interest rate of 8.28% for contributions of up to $2,500,000 and an annual interest rate of 8.43% for contributions in excess of $2,500,000.

            The commitment by the Company to fund the addition is for a maximum of $9,000,000 including the $5,000,000 of mortgage financing, plus structuring, development and acquisition fees payable to an affiliate. In connection with the August 1996 loan prepayment, the loan was modified from interest at a variable rate to a fixed rate of 8.03%. Upon receipt of the $5,000,000 mortgage financing for the first installment of the new construction, the existing loan was increased to a balance of $8,220,000. The terms of the loan were further modified to provide for $6,300,000 of the loan to be at a fixed rate of 8.03% per annum and the remaining amount at a variable rate with monthly principal payments based on a 15-year amortization schedule. A balloon payment of approximately $6,479,000 will be due in February 2002.

                                    Continued

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



14.     Disclosures About Fair Value of Financial Instruments:

            The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

            The Company estimates that the fair value of mortgage notes payable at December 31, 1996 approximates the carrying value of such mortgage notes. The fair value of the mortgage notes payable was evaluated using a cash flow model with a discount rate which takes into account the credit of the tenant and interest rate risk.

            In conjunction with executing a number of its leases, the Company was granted warrants to purchase common stock of the lessee or lease guarantor. To the extent that the lessee is not a publicly traded company, the warrants were judged at the time of issuance to be speculative in nature and a nominal cost basis is attributed to them. The Company believes it is not practicable to estimate the fair value of its stock warrants for closely-held companies. For publicly traded companies, fair value represents the amount by which quoted market value of common stock exceeds the exercise price at December 31, 1996. The Company's warrants for 68,768 shares of Etec common stock have a fair market value of approximately $2,597,000. The Company's warrants for 15,500 shares of Lanxide Corporation ("Lanxide") common stock have a fair market value of $23,250. The quoted market value per share of Rheometric common stock at December 31, 1996 was lower than the exercise price of the Rheometric warrants. The Etec, Lanxide and Rheometric warrants are currently exercisable.



15.     New Accounting Pronouncement:

            In March 1997, the Financial Accounting Standards Board issued
               Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which established standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. The impact of the adoption of this statement is not expected to be material to the Company's Consolidated Financial Statements.

PROPERTIES
--------------------------------------------------------------------------------

 NAME OF LEASE                                                                          TYPE OF OWNERSHIP
    OBLIGOR                 TYPE OF PROPERTY             LOCATION                           INTEREST
    -------                 ----------------             --------                           --------
BEST BUY CO., INC.          Retail Stores                Denver and                  Ownership of a 37%
                            -17 locations                Fort Collins,               interest in a general
                                                         Colorado; Aurora,           partnership owning land
                                                         Bedford Park,               and buildings (1)
                                                         Bloomingdale,
                                                         Matteson and
                                                         Schaumburg, Illinois;
                                                         Omaha, Nebraska;
                                                         Albuquerque, New Mexico;
                                                         Arlington, Beaumont,
                                                         Dallas, El Paso,
                                                         Fort Worth, Houston,
                                                         Plano, Texas and
                                                         Madison, Wisconsin

BIG V HOLDING               Supermarkets                 Ellenville                  Ownership of a 45% interest in
CORPORATION                 -2 locations                 and Warwick,                land and buildings (1)
                                                         New York

GENSIA, INC.                Office/Research and          San Diego,                  Ownership of a 50%
                            Development facility         California                  interest in a general
                                                                                     partnership owning land
                                                                                     and buildings (1)

WAL-MART STORES, INC.       Distribution                 Greenfield,                 Ownership of land
                            Facility                     Indiana                     and building (1)

ETEC SYSTEMS, INC.          Office/Manufacturing         Hayward,                    Ownership of land
                            Facility                     California                  and buildings (1)

Q CLUBS, INC.               Health Clubs                 Austin, Texas               Ownership of land
                            -2 locations                 Houston, Texas              and buildings (1)

THE GARDEN                  Manufacturing                Chattanooga,                Ownership of land
COMPANIES, INC.             Facility                     Tennessee                   and building (1)

DEL MONTE                   Warehouses and a             Mendota, Illinois;          Ownership of a 50%
CORPORATION                 Special Purpose Facility     Plover, Wisconsin;          interest in land
                            -4 locations                 Toppenish and               and buildings (1)
                                                         Yakima, Washington

APPLIED BIOSCIENCE          Office/Warehouse/            Austin, Texas               Ownership of land
INTERNATIONAL, INC.         Research Facility                                        and buildings (1)

THE UPPER                   Manufacturing/               Carlsbad,                   Ownership of a 50%
DECK COMPANY                Office Buildings             California                  interest in a limited
                                                                                     liability company owning
                                                                                     land and buildings (1)

 NAME OF LEASE                                                                          TYPE OF OWNERSHIP
    OBLIGOR                 TYPE OF PROPERTY             LOCATION                           INTEREST
    -------                 ----------------             --------                           --------
RHEOMETRIC                  Office/Manufacturing         Piscataway,                 Ownership of land
SCIENTIFIC, INC.            and Warehouse Facility       New Jersey                  and buildings


TELOS                       Office Facility              Loudon County,              Ownership of land
CORPORATION                                              Virginia                    and buildings (1)


LANXIDE                     Research and                 Newark,                     Ownership of land
CORPORATION                 Development Facility         Delaware                    and buildings (1)


CELADON GROUP,              Distribution/                Indianapolis,               Ownership of land
INC.                        Warehouse Facility           Indiana                     and buildings


SPECTRIAN                   Office/Research              Sunnyvale,                  Ownership of land
CORPORATION                 Facility                     California                  and building


GARDEN RIDGE                Retail Store                 Tulsa,                      Ownership of land
CORPORATION                                              Oklahoma                    and building (1)


KNOGO NORTH                 Office/Distribution          Hauppauge,                  Ownership of land
AMERICA, INC.               Facility                     New York                    and building


SCOTT COMPANIES, INC.       Office/Research              San Leandro,                Ownership of land
                            Facility                     California                  and building (2)


CHILDTIME CHILDCARE,        Childcare Centers            Chandler, Arizona;          Ownership of land
INC.                        (under construction)         Fleming Island, Florida;    and building (2)
                                                         Sugarland and
                                                         New Territory, Texas


QMS, INC.                   Office/Research              Mobile,                     Ownership of land
                            Facility                     Alabama                     and building (1)(2)

(1)     These properties are encumbered by mortgage notes payable.
(2)     Acquired in 1997.

MARKET FOR THE PARTNERSHIP'S COMMON STOCK AND RELATED
  STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


                  Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company.

                  As of December 31, 1996 there were 8,549 holders of record of the Shares of the Company.

                  In accordance with the Prospectus of the Company, dividends will be paid quarterly regardless of the frequency with which such dividends are declared. The Company is required to distribute annually its Distributable REIT Taxable Income, as defined in the Prospectus, to maintain its status as a REIT. The following shows the frequency and amount of dividends paid since the Company's inception commencing with the first quarterly dividend in October 1994.

                                        1994              1995             1996
                                        ----              ----             ----
First quarter                             --            $.18125          $.20050
Second quarter                            --             .18750           .20080
Third quarter                         $.120995           .19375           .20100
Fourth quarter                         .176750           .20025           .20125
                                      --------          -------          -------
                                      $.297745          $.76275          $.80355
                                      ========          =======          =======




REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                  The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

                                EXHIBIT INDEX
                                -------------


Exhibit No.                    Description
-----------                    -----------

    22.2   Subsidiaries of Registrant as of March 20, 1997.

    24.2   Consent of Coopers & Lybrand dated March 26, 1997.

    27     Financial Data Schedule.