Form 10-Q
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1997-05-12
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                MARCH 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number                        033-99994

      CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED, A MARYLAND CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         MARYLAND                                                                       13-3726306
(State or other jurisdiction of incorporation or organization)                           (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
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

                                                             [ ]  Yes    [ ]  No

               18,539,889 shares of common stock; $.001 Par Value
                           outstanding at May 9, 1997

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------
 PART I

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1996
               and March 31, 1997                                              2

               Consolidated Statements of Income for the three
               months ended March 31, 1996 and 1997                            3

               Consolidated Statement of Cash Flows for the three
               months ended March 31, 1996 and 1997                            4

               Notes to Consolidated Financial Statements                   5-11


 Item 2. - Management's Discussion of Operations                              12


 PART II

 Item 4. - Submission of Matters to a Vote of Security Holders                13


 Item 6. - Exhibits and Reports on Form 8-K                                   13


 Signatures                                                                   14



* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                               AND SUBSIDIARIES

                                                    PART I

                                        Item 1. - FINANCIAL INFORMATION

                                          CONSOLIDATED BALANCE SHEETS

                                                                     December 31,                  March 31
                                                                        1996                         1997
                                                                     ------------                 ------------
                                                                         (Note)                    (Unaudited)
         ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $1,337,513 at December 31, 1996 and
    $1,862,767 at March 31, 1997                                     $ 83,661,635                 $123,106,624
Net investment in direct financing leases                              40,846,486                   40,875,200
Equity investments                                                     16,091,935                   16,327,820
Cash and cash equivalents                                              50,893,314                   47,736,329
Other assets                                                            1,800,474                    3,475,062
                                                                     ------------                 ------------
           Total assets                                              $193,293,844                 $231,521,035
                                                                     ============                 ============

         LIABILITIES:

Limited recourse mortgage notes payable                              $ 46,286,159                 $ 55,353,631
Accrued interest payable                                                  418,035                      529,705
Accounts payable to affiliates                                          2,258,581                    3,650,692
Accounts payable and accrued expenses                                     256,136                      200,683
Dividends payable                                                       2,094,191                    2,034,989
Prepaid rental income and security deposits                             1,379,288                    2,970,914
Deferred acquisition fees payable to an affiliate                       3,414,097                    4,238,591
                                                                     ------------                 ------------
           Total liabilities                                           56,106,487                   68,979,205
                                                                     ------------                 ------------

Commitments and contingencies


         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized
    40,000,000 issued and outstanding shares;
    15,668,403 shares at December 31, 1996 and
    18,557,484 shares at March 31, 1997                                    15,668                       18,557
Additional paid-in capital                                            139,896,651                  165,414,232
Dividends in excess of accumulated earnings                            (2,584,954)                  (2,721,471)
                                                                     ------------                 ------------
                                                                      137,327,365                  162,711,318

Less common stock in treasury at cost,
    14,395 and 17,595 shares at December 31, 1996
        and March 31, 1997                                               (140,008)                    (169,488)
                                                                     ------------                 ------------

           Total shareholders' equity                                 137,187,357                  162,541,830
                                                                     ------------                 ------------
           Total liabilities and shareholders' equity                $193,293,844                 $231,521,035
                                                                     ============                 ============

The accompanying notes are an integral part of the consolidated financial statements.

Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended
                                        March 31, 1996        March 31, 1997
                                        --------------        --------------
Revenues:
  Rental income from operating
    leases                                $  930,576            $ 3,037,949
  Interest income from direct
    financing lease                          616,333              1,286,677
  Other interest income                      345,433                455,029
                                          ----------            -----------
                                           1,892,342              4,779,655
                                          ----------            -----------

Expenses:
  Interest                                   567,996              1,204,217
  Depreciation                               179,551                525,254
  General and administrative                 360,468                425,704
  Property expense                           259,892                567,552
  Amortization                                 6,052                 13,759
                                          ----------            -----------
                                           1,373,959              2,736,486
                                          ----------            -----------


    Income before income
      from equity investments                518,383              2,043,169

Income from equity
  investments                                507,331                507,056
                                          ----------            -----------


    Net income                            $1,025,714            $ 2,550,225
                                          ==========            ===========


Net income per share                      $      .13            $       .15
                                          ==========            ===========


Weighted average shares                    7,836,032             16,679,592
                                          ==========            ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                       --------------------------------------
                                                                       1996                              1997
                                                                       ----                              ----
Cash flows from operating activities:
  Net income                                                           $  1,025,714              $  2,550,225
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                         185,603                   539,013
      Other noncash items                                                   (25,483)                  (64,114)
      Income from equity investments in excess
        of distributions received                                          (155,461)                 (235,885)
      Change in security deposits, net                                      725,000                 1,262,500
      Change in operating assets and liabilities assets (a)                 185,998                   226,280
                                                                       ------------              ------------
           Net cash provided by operating activities                      1,941,371                 4,278,019
                                                                       ------------              ------------

Cash flows from investing activities:
  Purchases of real estate and additional capitalized costs             (30,145,880)              (39,145,749)
  Purchase of equity interest in general partnership                     (5,201,225)
  Purchase of stock warrants                                               (124,000)
                                                                       ------------              ------------
           Net cash used in investing activities                        (35,471,105)              (39,145,749)
                                                                       ------------              ------------

Cash flows from financing activities:
  Proceeds from mortgages                                                15,200,000                12,200,000
  Prepayment of mortgage payable                                                                   (2,796,000)
  Payments on mortgage principal                                           (176,556)                 (336,528)
  Proceeds from stock issuance, net of costs                             14,125,319                25,520,470
  Deferred financing costs                                                  (97,505)                 (101,773)
  Dividends paid                                                         (1,190,411)               (2,745,944)
  Purchase of treasury stock                                                                          (29,480)
                                                                       ------------              ------------
        Net cash provided by financing activities                        27,860,847                31,710,745
                                                                       ------------              ------------

           Net decrease in cash and cash equivalents                     (5,668,887)               (3,156,985)
Cash and cash equivalents, beginning of period                           20,239,764                50,893,314
                                                                       ------------              ------------
      Cash and cash equivalents, end of period                         $ 14,570,877              $ 47,736,329
                                                                       ============              ============

Supplemental disclosure of cash flows information:

            Interest paid (including capitalized interest)             $    515,551              $ 1,092,547
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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of Corporate Property Associates 12 Incorporated and its wholly-owned subsidiaries (the "Company"). For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


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

An initial offering of the Company's shares, which commenced on February 18, 1994, concluded on January 26, 1996, at which time the Company had issued an aggregate of 8,135,992 shares ($81,359,920). The Company filed a post-effective amendment on March 14, 1996, withdrawing from registration the balance of unsold shares from such offering.

On February 2, 1996, the Company commenced an offering (the "Offering") for a maximum of 20,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per share. It is anticipated that approximately 87% of the funds raised in the Offering will be invested in real estate with the remaining funds used to establish a working capital reserve and to pay the expenses and fees related to the Offering. Since the commencement of the Offering, the Company has issued 10,421,492 shares ($104,214,920), including 2,889,081 shares, ($28,890,810) during the quarter ended March 31, 1997. Deferred offering costs of $1,404,726 at March 31, 1997 represent costs associated with the current Offering which will be charged to shareholders' equity upon the issuance of additional shares. As described in
Note 3, a portion of the deferred offering costs may ultimately be reimbursable to the Company from the Advisor.


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



Note 4.  Transactions with Related Parties:

The Advisor performs multiple services for the Company including the management and administration of the Company for which it is entitled to receive management and performance fees. For the three-month period ended March 31, 1996, the Company incurred asset management fees of $127,995, performance fees in like amount and general and administrative reimbursements of $188,479. For the three-month period ended March 31, 1997, the Company incurred asset management fees of $244,978, performance fees in like amount and general and administrative reimbursements of $236,055.

As of December 31, 1996, accounts payable to affiliates were comprised of deferred offering costs of $562,266, asset management and performance fees of $1,335,895, accrued interest on deferred acquisition fees of $285,168 and amounts due for other operating costs of $75,252. As of March 31, 1997, accounts payable to affiliates were comprised of deferred offering costs of $1,372,726, asset management and performance fees of $1,825,851, accrued interest on deferred acquisition fees of $352,054 and amounts due for other operating costs of $100,061.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three-month periods ended March 31, 1996 and 1997 were $14,113 and $19,381, respectively.


Note 5.  Industry Segment Information:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the three-month periods ended March 31, 1996 and 1997 are as follows:

                                                     1996            1997
                                                     ----            ----
Per Statements of Income:
    Rental income from operating leases           $  930,576      $3,037,949
    Interest from direct financing leases            616,333       1,286,677

Adjustment:
    Share of leasing revenue from equity
        investments                                1,103,730       1,106,526
                                                  ----------      ----------
                                                  $2,650,639      $5,431,152
                                                  ==========      ==========

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



For the three-month periods ended March 31, 1996 and 1997, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                                          1996           %                  1997           %
                                                          ----          ----                ----          --
Spectrian Corporation                                                                    $  481,250         9%
Best Buy Co., Inc. (a)                                   $  450,315      17%                449,307         8
Scott Companies Inc.                                                                        370,431         7
Telos Corporation                                            81,685       3                 361,750         7
Etec Systems, Inc.                                          338,831      13                 352,733         6
Q Clubs, Inc.                                               167,000       6                 345,159         6
The Upper Deck Company (a)                                  326,165      12                 329,969         6
Gensia, Inc. (a)                                            327,250      12                 327,250         6
Applied Bioscience International, Inc.                      325,500      12                 325,500         6
Del Monte Corporation                                                                       321,563         6
Rheometric Scientific, Inc.                                 120,901       5                 261,043         5
Lanxide Corporation                                          10,712                         257,500         5
Garden Ridge Corporation                                                                    248,941         5
The Garden Companies, Inc.                                  204,100       8                 204,280         4
Big V Holding Corp.                                         198,874       8                 202,104         4
QMS, Inc.                                                                                   187,066         3
Celadon Group, Inc.                                                                         175,000         3
Knogo North America, Inc.                                                                   131,000         2
Wal-Mart Stores, Inc.                                        99,306       4                  99,306         2
                                                         ----------     ---              ----------       ---
                                                         $2,650,639     100%             $5,431,152       100%
                                                         ==========     ====             ==========       ====

(a) Represents the Company's proportionate share of lease revenues from its equity investments.


Note 6.  Dividends:

Dividends paid to shareholders during the three months ended March 31, 1997 are summarized as follows:

            Quarter Ended               Total Paid                  Per Share
            -------------               ----------                  ---------
          December 31, 1996                 $2,745,944                $0.2015
                                            ==========                =======

Dividends for the quarter ended March 31, 1997 were comprised of dividends declared of $0.129984 per share to shareholders of record as of January 7, 1997 and $0.071716 per share to shareholders of record as of April 3, 1997. Such dividends were paid in April 1997. Dividends declared prior to March 31, 1997 ($2,034,989) have been accrued as dividends payable as of March 31, 1997.

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

(in thousands)

                                    Gena                         BB Property                          Cards LLC
                 ---------------------------------  ---------------------------------  ---------------------------------
                 December 31, 1996   March 31, 1997 December 31, 1996   March 31, 1997 December 31, 1996  March 31, 1997
                 -----------------  --------------- -----------------  --------------- -----------------  --------------
Land and
buildings, net of
   accumulated
   depreciation          $21,826         $21,711          $18,580           $18,580
Net investment in
   direct financing
   lease                                                   27,159            27,209           $25,831           $25,831
Other assets                                                                    291               750               750
                         -------         -------          -------           -------           -------           -------
Total assets             $21,826         $21,711          $45,739           $46,080           $26,581           $26,581
                         =======         =======          =======           =======           =======           =======
Mortgage notes
   payable               $11,696         $11,549          $30,525           $30,338           $14,848           $14,801
Other liabilities            136             135              230               270               856               825
                         -------         -------          -------           -------           -------           -------
      Total liabilities   11,832          11,684           30,755            30,608            15,704            15,626
      Partners' capital    9,994          10,027           14,984            15,472            10,877            10,955
                         -------         -------          -------           -------           -------           -------
      Total liabilities
          and partners'
          capital        $21,826         $21,711          $45,739           $46,080           $26,581           $26,581
                         =======         =======          =======           =======           =======           =======

                                                        For The Three months Ended
                         --------------------------------------------------------------------------------------------
                                      March 31, 1996                                    March 31, 1997
                         ------------------------------------------------   -----------------------------------------
                         GENA         BB Property       Cards LLC          GENA        BB Property        Cards LLC
                         ----         -----------       ---------          ----        -----------       ------------
Lease revenues            $  654          $1,217             $  645         $  654          $1,214            $  660
Other income                                                      7
                          ------          ------             ------         ------          ------            ------
                             654           1,217              1,964            654           1,214               660
                          ------          ------             ------         ------          ------            ------

Interest expense
     on mortgages            246             701                312            232             685               312
Depreciation                 115                                               115
Other                                                                                           43                 1
                          ------          ------             ------         ------          ------            ------
                             361             701                312            347             728               313
                          ------          ------             ------         ------          ------            ------

      Net income          $  293          $  516             $  340         $  307          $  486            $  347
                          ======          ======             ======         ======          ======            ======

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 8.  Purchases of Real Estate:

Scott Companies, Inc.
---------------------

On January 23, 1997, the Company purchased land and a building in San Leandro, California for $17,910,000 and entered into a net lease agreement with Scott Company of California ("Scott"). Scott's parent company, Scott Companies, Inc. has unconditionally guaranteed Scott's obligations under the lease. The lease has a term of 20 years with three five-year renewal terms, at the option of the lessee. Annual rent is $1,940,000 with rent increases scheduled every three years based on a formula indexed to the Consumer Price Index ("CPI") with any increase capped at 4% for any lease year.

Childtime Childcare, Inc.
-------------------------

On January 29, 1997, the Company purchased land in Chandler, Arizona; Fleming Island, Florida; and Sugar Land and New Territory, Texas upon which four childcare centers are being constructed pursuant to a construction agency and lease agreement with Childtime Childcare, Inc. ("Childtime"). Total purchase and project costs for the four properties are estimated to be $3,930,000, with Childtime having the obligation to fund any costs in excess of such amount necessary to complete the project.

During the construction period, Childtime will pay monthly rent based on an amount indexed to project costs advanced by the Company. Upon the earlier of the completion of construction or October 1, 1997, Childtime's rental obligation will be 11.20% of total project costs with rent increases scheduled every three years, with such increases based on a formula indexed to increases in the CPI.

Under the purchase agreement with Childtime, the Company has agreed to purchase up to an additional six properties at a cost not to exceed $6,048,000, plus structuring, development and acquisition fees. After completion of construction of all properties, annual rent will be $1,120,000 before any CPI based rent increase. The six additional properties have not yet been selected and such selection is subject to the approval of the Company and performance of due diligence procedures.

QMS, Inc.
---------

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 9.  Payment of Mortgage:

On February 20, 1997, the Company prepaid an existing mortgage loan of $2,796,000 collateralized by the Rheometric Scientific, Inc. ("Rheometric") property . As amended, Rheometric's annual rent was reduced to $805,361 from $1,181,000. The Company intends to obtain new limited recourse mortgage financing on the Rheometric property at which time annual rent will consist of an amount equal to the sum of (i) debt service payments on the mortgage loan
(ii) the difference between $6,000,000 and initial balance of the mortgage loan multiplied by 14.7% and (iii) $35,000.

The Company was granted warrants to purchase 464,160 shares of Rheometric common stock at an exercise price of $2 at the time the Rheometric property was purchased in February 1996. The ability to exercise warrants for 331,543 shares had been conditioned on the Company's paying off or refinancing the existing mortgage loan by no later than February 23, 1997. With the prepayment, all warrants are now exercisable at any time prior to February 2011, with such exercises extendible to the last day of any extended lease term.

In connection with modification of annual rent and the satisfaction of the mortgage loan, annual cash flow, (rent less mortgage debt service) from the Rheometric property will increase by $416,000.



Note 10.  Etec Systems, Inc.:

In February 1995, the Company purchased land and an office/manufacturing facility in Hayward, California for $11,859,000 and entered into a net lease agreement with Etec Systems, Inc. ("Etec") with $6,250,000 of the purchase price provided by limited recourse mortgage financing. The lease had a term of 15 years, with four five-year renewal terms with annual rent of $1,370,325 with such rent adjusted during the first five lease years to reflect any increase or decrease in monthly debt service payments due under the loan. The Company was granted warrants to purchase 159,314 shares of Etec common stock.

In August 1996, the Company entered into a modification agreement with Etec. In consideration for the Company's agreeing to cancel its rights for 90,546 warrants, Etec refunded $2,633,473 of the original purchase price of the property to the Company. The refund was applied as a prepayment to the mortgage loan, and the lender reamortized the loan. In addition, the existing lease was modified to extend the initial term by nineteen months to August 31, 2011. Annual rent was reduced by $347,289 to $1,023,036, subject to modification, as described hereafter. The Company also made a commitment to fund the construction of a 60,000 square foot addition at the Etec property.

The funding of the addition will consist of three installments through January 31, 1998 with the first installment of $5,000,000 made in February 1997. The lease term will be modified upon each installment payment. With the February 1997 installment, annual rent increased by $574,000. For the second and third installments, rent will increase by an amount equal to the monthly amortization payment required to repay the installments over the remaining initial term of the lease based on an annual interest rate of 8.28% for contributions of up to $2,500,000 and an annual interest rate of 8.43% for contributions in excess of $2,500,000.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



The commitment of the Company to fund the addition is for a maximum of $9,000,000, including the $5,000,000 of mortgage financing obtained in February 1997, plus structuring, development and acquisition fees payable to an affiliate. In connection with the August 1996 loan prepayment, the loan was modified from interest at a variable rate to a fixed rate of 8.03%. Upon receipt of the $5,000,000 mortgage financing for the first installment of the new construction, the existing loan was increased to a balance of $8,220,000. The terms of the loan were further modified to provide for $6,300,000 of the loan to be at a fixed rate of 8.03% per annum and the remaining amount at a variable rate with monthly principal payments based on a 15-year amortization schedule. A balloon payment of approximately $6,479,000 will be due in February 2002.


Note 10.  Subsequent Events:

On April 10, 1997, the Company purchased land and a distribution center in Allentown, Pennsylvania and land and a retail store in Johnstown Pennsylvania for $12,041,885 and entered into a net lease agreement with Bon-Ton Department Stores, Inc. ("Bon-Ton"). Bon-Ton's parent company, The Bon-Ton Stores, Inc., has unconditionally guaranteed Bon-Ton's obligations under the lease. The lease has an initial term of 20 years with six five-year renewal terms, at the option of the lessee. Annual rent is $1,270,750,with rent increases every three years during the initial term based on a formula indexed to the CPI with any increase capped at 3% for any lease year. During any renewal term, rent for the Allentown property will continue to be subject to increases every three years pursuant to the CPI formula, and the rent for the Johnstown property will be a fixed rent plus an amount based on 1.5% of annual gross sales, as defined, in excess of $12,000,000.

If the Company obtains a mortgage loan on the properties at an annual interest rate of less than 8.15%, annual rent will be reduced by the difference between the debt service payable on such loan and the amount that would be paid on a loan of $6,900,000 payable at an annual interest rate of 8.15% and based on a 20-year amortization schedule. If the Company obtains a mortgage loan on the properties at an annual interest rate of greater than 8.15%, annual rent will be increased accordingly. A maximum adjustment will be based on a loan of $6,900,000 payable at an annual interest rate of 8.50% based on a 20-year amortization schedule in the event that the annual interest rate on the loan is greater than 8.50%.

On April 14, 1997, the Company obtained a limited recourse mortgage loan of $10,000,000 collateralized by a deed of trust on the Company's property in Sunnyvale, California leased to Spectrian Corporation ("Spectrian") and an assignment of the Spectrian lease. The loan provides for monthly payments of interest and principal of $82,095 at an annual interest rate of 7.75% and is based on a 20-year amortization schedule. The loan matures in May 2007 at which time a balloon payment of $6,841,000, will be due. Subject to limited exceptions, the loan may not be prepaid before May 1, 2002 and is subject to a prepayment charge for any prepayments made prior to March 1, 2007

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS

In January 1996, the Company concluded an initial offering of common stock at which time it had raised equity of $81,359,920 (8,135,992 shares). On February 2, 1996, the Company commenced a second public offering of 20,000,000 shares of common stock at $10 per share on a "best efforts" basis. As of May 9, 1997 the Company had issued 10,421,492 shares (104,214,920) under the second offering. The Company intends to invest the net offering proceeds (except for 1% of proceeds used to establish a working capital reserve) along with the remaining proceeds from the initial offering in additional real estate investments so as to further diversify the Company's portfolio. As of May 9, 1997, approximately $126,000,000 of the Company's net offering proceeds was invested in real estate and $36,500,000 of funds was available for investment. All net offering proceeds not currently invested in real estate are invested in cash and cash equivalents.

      With the utilization of available limited recourse mortgage financing and net offering proceeds, the Company has purchased direct or indirect interests in commercial properties with the following lease obligors:

         Date Acquired                            Lease Obligor
         -------------                            -------------
         May 13, 1994                             Best Buy Co., Inc.
         July 15, 1994                            Big V Holding Corp.
         October 14, 1994                         Gensia, Inc.
         February 10, 1995                        Wal-Mart Stores, Inc.
         February 16, 1995                        Etec Systems, Inc.
         June 8, 1995 and July 25, 1996           Q Clubs, Inc.
         June 20, 1995                            The Garden Companies, Inc.
         November 9, 1995                         Del Monte Corporation
         November 13, 1995                        Applied Bioscience International, Inc.
         January 4, 1996                          The Upper Deck Company
         February 23, 1996                        Rheometric Scientific, Inc.
         March 11, 1996                           Telos Corporation
         March 28, 1996                           Lanxide Corporation
         September 19, 1996                       Celadon Group, Inc.
         November 19, 1996                        Spectrian Corporation
         December 16, 1996                        Garden Ridge Corporation
         December 24, 1996                        Knogo North America, Inc.
         January 28, 1997                         Scott Companies Inc.
         January 29, 1997                         Childtime Childcare, Inc.
         February 18, 1997                        QMS Inc.
         April 10, 1997                           The Bon-Ton Stores, Inc.

      Cash flow from operations of $4,278,000 was sufficient to fund dividends of $2,716,000 and scheduled mortgage principal payments of $337,000. In addition, the Company paid off a mortgage loan on the Rheometric Scientific, Inc. property. With such prepayment, the Company met a requirement for the release of common stock warrants of Rheometric to the Company. The Company intends to obtain new limited recourse mortgage financing on the Rheometric property. Of cash available for investment, the Company is committed to complete projects relating to the Etec Systems, Inc.
and Childtime Childcare, Inc. leases.

      The results of operations for the three-month periods ended March 31, 1996 and 1997 are not directly comparable as the Company's direct and indirect investment in net leased real estate has materially increased during 1996 and 1997. Increases in lease revenues, equity income, interest, general and administrative expenses, property expenses, depreciation and amortization were primarily due to the increases in real estate assets and related mortgage borrowings. The increase in other interest income was due to the increase in cash balances available for investment. Interest income will decrease as cash available for investment is utilized for additional real estate purchases. The cash balances maintained after all available funds are invested will be substantially less than the current cash balances. Although there has been an increase in general administrative expenses for the comparable periods, a substantial portion of such expenses are fixed rather than variable, and the rate of increase in such costs is expected to moderate even as the Company's real estate assets and related revenues increase.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES



                                     PART II


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



                  During the quarter ended March 31, 1997, no matters were submitted to a vote of Security Holders.



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None.


         (b)      Reports on Form 8-K:

                  During the quarter ended March 31, 1997, the Company filed reports on Form 8-K dated February 13, 1997 under Item 2, Acquisition and Disposition of Assets and a report on Form 8K/A dated March 27, 1997 under Item 7b, Pro forma Financial Information.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                                   AND SUBSIDIARIES


         5/9/97                         By:   /s/ Claude Fernandez
         ------                              ----------------------
         Date                                Claude Fernandez
                                             Executive Vice President and
                                             Chief Administrative Officer
                                             (Principal Financial Officer)




         5/9/97                         By:  /s/ Michael D. Roberts
         ------                              ----------------------
         Date                                Michael D. Roberts
                                             First Vice President and Controller
                                             (Principal Accounting Officer)