Form 10-Q
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1997-08-13
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1997


                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to_________________________

Commission file number           0-27766

     CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED, A MARYLAND CORPORATION
             (Exact name of registrant as specified in its charter)

             MARYLAND                               13-3726306
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                             10020
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

                                                  [ ] Yes   [ ] No


               21,891,477 SHARES OF COMMON STOCK; $.001 PAR VALUE
                         OUTSTANDING AT AUGUST 12, 1997

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES




                                      INDEX



                                                                   Page No.
                                                                   --------

 PART I
 ------

 Item 1. - Financial Information*

     Consolidated Balance Sheets, December 31, 1996
     and June 30, 1997                                                    2

     Consolidated Statements of Income for the three and six
     months ended June 30, 1996 and 1997                                  3

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 1996 and 1997                                  4

     Notes to Consolidated Financial Statements                        5-10



 Item 2. - Management's Discussion of Operations                      11-12




 PART II

 Item 4. - Submission of Matters to a Vote of Security Holders           13

 Item 6. - Exhibits and Reports on Form 8-K                              13


 Signatures                                                              14



* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,                   JUNE 30,
                                                                        1996                          1997
                                                                        ----                          ----
                                                                       (Note)                      (Unaudited)
         ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $1,337,513 at December 31, 1996 and
    $2,534,846 at June 30, 1997                                      $ 83,661,635                 $143,077,088
Net investment in direct financing leases                              40,846,486                   40,904,783
Equity investments                                                     16,091,935                   16,300,058
Cash and cash equivalents                                              50,893,314                   76,049,819
Other assets                                                            1,800,474                    5,033,806
                                                                     ------------                 ------------
           Total assets                                              $193,293,844                 $281,365,554
                                                                     ============                 ============

         LIABILITIES:

Limited recourse mortgage notes payable                              $ 46,286,159                 $ 75,275,186
Accrued interest payable                                                  418,035                      645,649
Accounts payable to affiliates                                          2,258,581                    3,697,270
Accounts payable and accrued expenses                                     256,136                      250,513
Dividends payable                                                       2,094,191                    2,098,049
Prepaid rental income and security deposits                             1,379,288                    2,868,851
Deferred acquisition fees payable to an affiliate                       3,414,097                    4,650,569
                                                                     ------------                 ------------
           Total liabilities                                           56,106,487                   89,486,087
                                                                     ------------                 ------------

Commitments and contingencies


         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding shares, 15,668,403 shares at December 31, 1996 and
    21,925,041 shares at June 30, 1997                                     15,668                       21,925
Additional paid-in capital                                            139,896,651                  195,352,973
Dividends in excess of accumulated earnings                            (2,584,954)                  (3,180,936)
                                                                     ------------                 ------------
                                                                      137,327,365                  192,193,962

Less common stock in treasury at cost,
    14,395 and 33,431 shares at December 31, 1996
        and June 30, 1997                                                (140,008)                    (314,495)
                                                                     ------------                 ------------

           Total shareholders' equity                                 137,187,357                  191,879,467
                                                                     ------------                 ------------
           Total liabilities and shareholders' equity                $193,293,844                 $281,365,554
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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                 JUNE  30, 1996    JUNE 30, 1997   JUNE 30, 1996    JUNE 30, 1997
                                 --------------    -------------   -------------    -------------
Revenues:
  Rental income from
    operating leases              $  927,756      $ 3,767,074      $ 1,858,332      $ 6,805,023
  Interest from direct
    financing leases               1,304,809        1,221,991        1,921,142        2,508,688
  Other interest income              356,254          846,976          701,687        1,301,985
                                  ----------      -----------      -----------      -----------
                                   2,588,819        5,836,041        4,481,161       10,615,696
                                  ----------      -----------      -----------      -----------

Expenses:
  Interest                           904,616        1,565,866        1,472,612        2,770,083
  Depreciation                       179,491          672,079          359,042        1,197,333
  General and administrative         440,703          520,657          801,171          946,361
  Property expenses                  308,642          611,813          568,534        1,179,365
  Amortization                         7,214           19,819           13,266           33,578
                                  ----------      -----------      -----------      -----------
                                   1,840,666        3,390,234        3,214,625        6,126,720
                                  ----------      -----------      -----------      -----------


      Income before
        income from equity
        investments                  748,153        2,445,807        1,266,536        4,488,976


Income from equity
  investments                        505,528          522,806        1,012,859        1,029,862
                                  ----------      -----------      -----------      -----------


      Net income                  $1,253,681      $ 2,968,613      $ 2,279,395      $ 5,518,838
                                  ==========      ===========      ===========      ===========



Net income per
  common share                    $      .14      $       .15      $       .27      $       .30
                                  ==========      ===========      ===========      ===========



Weighted average shares            9,191,370       20,004,239        8,515,623       18,350,006
                                  ==========      ===========      ===========      ===========







The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                 -------------------------------
                                                                      1996               1997
                                                                 ------------       ------------
Cash flows from operating activities:
  Net income                                                     $  2,279,395       $  5,518,838
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                   372,308          1,230,911
      Other noncash items                                            (109,536)          (129,097)
      Income from equity investments in excess
        of distributions received                                    (108,954)          (208,123)
      Change in operating assets and liabilities, net (a)             841,785            315,088
                                                                 ------------       ------------
           Net cash provided by operating activities                3,274,998          6,727,617
                                                                 ------------       ------------

Cash flows from investing activities:
  Purchases of real estate and additional capitalized costs       (33,118,197)       (59,376,314)
  Purchase of equity interest in general partnership               (5,283,908)
  Purchase of stock warrants                                         (124,000)
                                                                 ------------       ------------
           Net cash used in investing activities                  (38,526,105)       (59,376,314)
                                                                 ------------       ------------

Cash flows from financing activities:
  Proceeds from mortgages                                          21,450,000         32,500,000
  Prepayment of mortgage payable                                                      (2,796,000)
  Payments on mortgage principal                                     (497,033)          (714,973)
  Proceeds from stock issuance, net of costs                       34,513,954         55,462,579
  Redemption of stock                                                 (37,500)
  Deferred financing costs                                            (13,774)          (360,955)
  Dividends paid                                                   (2,769,474)        (6,110,962)
  Purchase of treasury stock                                                            (174,487)
                                                                 ------------       ------------
        Net cash provided by financing activities                  52,646,173         77,805,202
                                                                 ------------       ------------

           Net increase in cash and cash equivalents               17,395,066         25,156,505
Cash and cash equivalents, beginning of period                     20,239,764         50,893,314
                                                                 ------------       ------------
      Cash and cash equivalents, end of period                   $ 37,634,830       $ 76,049,819
                                                                 ============       ============



Supplemental disclosure of cash flows information:

           Interest paid (including capitalized interest)        $  1,318,896       $  2,397,232
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

On February 2, 1996, the Company commenced an offering (the "Offering") for a maximum of 20,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per share. It is anticipated that approximately 87% of the funds raised in the Offering will be invested in real estate with the remaining funds used to establish a working capital reserve and to pay the expenses and fees related to the Offering. Since the commencement of the Offering, the Company has issued 13,789,049 shares ($137,890,490), including 6,256,638 shares, ($62,566,380) during the six months ended June 30, 1997. Included in other assets at June 30, 1997 are deferred offering costs of $1,318,868 which represent costs associated with the current Offering which will be charged to shareholders' equity upon the issuance of additional shares. As described in Note 3, a portion of the deferred offering costs may ultimately be reimbursable to the Company from the Advisor.


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



Note 4.  Transactions with Related Parties:

The Company has entered into an advisory agreement with the Advisor. Pursuant to the advisory agreement, the Advisor performs certain advisory and administrative services for the Company. For the three-month and six-month periods ended June 30, 1996, the Company incurred asset management fees of $151,577 and $279,572, respectively, with performance fees in like amount. General and administrative expense reimbursements for three-month and six-month periods ended June 30, 1996 were $184,975 and $373,454, respectively. For the three-month and six-month periods ended June 30, 1997, the Company incurred asset management fees of $280,108 and $525,086, respectively, with performance fees in like amount. General and administrative expense reimbursements for the three-month and six-month periods ended June 30, 1997 were $264,829 and $500,884, respectively.

As of December 31, 1996, accounts payable to affiliates were comprised of deferred offering costs of $562,266, asset management and performance fees of $1,335,895, accrued interest on deferred acquisition fees of $285,168 and amounts due for other operating costs of $75,252. As of June 30, 1997, accounts payable to affiliates were comprised of deferred offering costs of $1,267,908, asset management and performance fees of $1,825,610, accrued interest on deferred acquisition fees of $430,405 and amounts due for other operating costs of $173,347.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six-months ended June 30, 1996 and 1997 were $13,378 and $59,875, respectively.



Note 5.  Industry Segment Information:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the six-month periods ended June 30, 1996 and 1997 are as follows:

                                                   1996             1997
                                               -----------      -----------
Per Statements of Income:
    Rental income from operating leases        $ 1,858,332      $ 6,805,023
    Interest from direct financing leases        1,921,142        2,508,688

Adjustment:
    Share of leasing revenue from equity
        investments                              2,206,420        2,211,610
                                               -----------      -----------
                                               $ 5,985,894      $11,525,321
                                               ===========      ===========

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



For the six-month periods ended June 30, 1996 and 1997, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                               1996                    %            1997           %
                                            ----------            -----------    -----------      ---
Spectrian Corporation                                                           $  962,500         8%
Best Buy Co., Inc. (a)                      $  899,215                15%          897,172         8
Scott Companies Inc.                                                               855,644         8
Etec Systems, Inc.                             674,719                11           753,953         6
Telos Corporation                              443,435                 7           723,500         6
Q Clubs, Inc.                                  334,000                 6           690,319         6
The Upper Deck Company (a)                     652,705                11           659,938         6
Gensia, Inc. (a)                               654,500                11           654,500         6
Applied Bioscience International, Inc.         651,000                11           651,000         6
Del Monte Corporation                                                              643,125         6
QMS, Inc.                                                                          609,409         5
Lanxide Corporation                            255,086                 4           515,000         4
Garden Ridge Corporation                                                           497,882         4
Rheometric Scientific, Inc.                    415,901                 7           456,909         4
The Garden Companies, Inc.                     408,200                 7           408,200         4
Big V Holding Corp.                            398,520                 7           405,079         4
Celadon Group, Inc.                                                                350,000         3
The Bon-Ton Stores, Inc.                                                           285,918         2
Knogo North America, Inc.                                                          262,000         2
Wal-Mart Stores, Inc.                          198,613                 3           198,613         2
Silgan Containers Corporation                                                      44,660
                                            ----------       -----------       -----------       ---
                                            $5,985,894               100%      $11,525,321       100%
                                            ==========       ===========       ===========       ===



(a) Represents the Company's proportionate share of lease revenues from its equity investments.



Note 6.  Dividends:

Dividends paid to shareholders during the six months ended June 30, 1997 are summarized as follows:

            Quarter Ended                      Total Paid                  Per Share
            -------------                      ----------                  ---------
          December 31, 1996                        $2,745,944                $0.20150
                                                   ==========                ========


          March 31, 1997                           $3,365,018                $0.71716
                                                   ==========                ========


Dividends for the quarter ended June 30, 1997 were comprised of dividends declared of $.113153 per share to shareholders of record as of May 21, 1997 and $.088747 per share to shareholders of record as of July 9, 1997. Such dividends were paid in July 1997. Dividends declared prior to June 30, 1997 ($2,098,049) have been accrued as dividends payable as of June 30, 1997.

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

(in thousands)

                                      GENA                         BB PROPERTY                          CARDS LLC
                         ---------------------------------  ---------------------------------  --------------------------------
                         DECEMBER 31, 1996  JUNE 30, 1997  DECEMBER 31, 1996   JUNE 30, 1997  DECEMBER 31, 1996  JUNE 30, 1997
                        -----------------  --------------  -----------------  --------------  -----------------  -------------
Land and
buildings, net of
   accumulated
   depreciation              $21,826         $21,596          $18,580           $18,580
Net investment in
   direct financing
   lease                                                       27,159            27,102           $25,831           $25,831
Other assets                                                                                          750               750
                             -------         -------          -------           -------           -------           -------
Total assets                 $21,826         $21,596          $45,739           $45,682           $26,581           $26,581
                             =======         =======          =======           =======           =======           =======
Mortgage notes
   payable                   $11,696         $11,404          $30,525           $30,146           $14,848           $14,752
Other liabilities                136             132              230               248               856               854
                             -------         -------          -------           -------           -------           -------
      Total liabilities       11,832          11,536           30,755            30,394            15,704            15,606
      Partners' capital        9,994          10,060           14,984            15,288            10,877            10,975
                             -------         -------          -------           -------           -------           -------
      Total liabilities
          and partners'
          capital            $21,826         $21,596          $45,739           $45,682           $26,581           $26,581
                             =======         =======          =======           =======           =======           =======



                                                         FOR THE SIX MONTHS ENDED
                           -----------------------------------------------------------------------------------------
                                       JUNE 30, 1996                                     JUNE 30, 1997
                           ----------------------------------------          ---------------------------------------
                           GENA         BB PROPERTY       CARDS LLC          GENA        BB PROPERTY       CARDS LLC
                           ----         -----------       ---------          ----        -----------       ---------
Lease revenues            $1,309          $2,430             $1,312         $1,309          $2,425            $1,320
Other income
                           1,309           2,430              1,312          1,309           2,425             1,320
                          ------          ------             ------         ------          ------            ------

Interest expense
     on mortgages            490           1,398                628            465           1,365               624
Depreciation                 230                                               230
Other                          5               6                  2              1              46
                          ------          ------             ------         ------          ------            ------
                             725           1,404                630            696           1,411               624
                          ------          ------             ------         ------          ------            ------

      Net income          $  584          $1,026             $  682         $  613          $1,014            $  696
                          ======          ======             ======         ======          ======            ======

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 8.  Purchases of Real Estate:

Bon-Ton Stores, Inc.

On April 10, 1997, the Company purchased land and a distribution center in Allentown, Pennsylvania and land and a retail store in Johnstown Pennsylvania for $12,041,885 and entered into a net lease agreement with Bon-Ton Department Stores, Inc. ("Bon-Ton"). Bon-Ton's parent company, The Bon-Ton Stores, Inc., has unconditionally guaranteed Bon-Ton's obligations under the lease. The lease has an initial term of 20 years with six five-year renewal terms, at the option of the lessee. Annual rent is $1,270,750,with rent increases every three years during the initial term based on a formula indexed to the Consumer Price Index ("CPI") with any increase capped at 3% for any lease year. During any renewal term, rent for the Allentown property will continue to be subject to increases every three and six years pursuant to the CPI formula, and the rent for the Johnstown property will be a fixed rent plus an amount based on 1.5% of annual gross sales, as defined, in excess of $12,000,000.

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

Silgan Containers Corporation

On June 13, 1997, the Company purchased land and buildings in Menomonie and Oconomowoc, Wisconsin for $8,505,000 and entered into a net lease agreement with Silgan Containers Corporation ("Silgan"). The lease has an initial term of 15 years with three five-year renewal terms at the option of the lessee. Annual rent is $893,200 with increases every five years based on a formula indexed to increases in the CPI.


Note 9.  Mortgage Financings:

On April 14, 1997, the Company obtained a limited recourse mortgage loan of $10,000,000 collateralized by a deed of trust on the Company's property in Sunnyvale, California leased to Spectrian Corporation ("Spectrian") and an assignment of the Spectrian lease. The loan provides for monthly payments of interest and principal of $82,095 at an annual interest rate of 7.75% and is based on a 20-year amortization schedule. The loan matures in May 2007 at which time a balloon payment of $6,841,000, will be due. Subject to limited exceptions, the loan may not be prepaid before May 1, 2002 and is subject to a prepayment charge for any prepayments made prior to March 1, 2007.

On May 14, 1997, the Company obtained a limited recourse mortgage loan of $10,300,000 collateralized by a deed of trust on the Company's property in San Leandro, California leased to Scott Companies Inc. ("Scott") and an assignment of the Scott leases. The loan provides for monthly payments of interest and principal of $85,513 at an annual interest rate of 7.9% commencing July 1, 1997 and is based on a 20-year amortization. The loan matures in June 2007 at which time a balloon payment of $7,973,156 will be due. The loan may not be prepaid before May 2000, and there is a prepayment charge for any prepayment made prior to the maturity date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 10.  Subsequent Events:

Pagg Corporation

On July 8, 1997, the Company purchased land and building in Milford, Massachusetts for $5,549,378 and entered into a net lease agreement with Pagg Corporation ("Pagg"). The lease has an initial term of 12 years with two five-year renewal terms at the option of the lessee. Annual rent is $590,000 with rent increases every three years with such increases based on a formula indexed to increases in the CPI capped at 12.55%.

Vermont Teddy Bear Company, Inc.

On July 18, 1997, the Company purchased land and building in Shelburne, Vermont for $5,863,874 and entered into a net lease with Vermont Teddy Bear Co., Inc. ("Vermont Teddy Bear"). The lease has a term of 20 years with three five-year renewal terms at the option of the lessee. Annual rent is $652,400 with rent increases every three years with such increases based on a formula indexed to increases in the CPI with CPI increase capped at 4% for any lease year.

In connection with the purchase, the Company obtained a $3,311,509 limited recourse mortgage loan collateralized by the Vermont Teddy Bear property and an assignment of the Vermont Teddy Bear lease. The loan initially provides for monthly payments of interest and principal of $29,264 at an annual interest rate of 8.75% and is based on a 20-year amortization schedule. In July 2002 and July 2003, the interest rate will increase by 0.25% and by 0.50% in each of the three years thereafter to a maximum annual interest rate of 10.75%. The Company may prepay the loan without payment of a premium.

Vermont Teddy Bear has granted the Company warrants to purchase up to 150,000 shares of common stock at an exercise price equal to the average closing price of Vermont Teddy Bear common stock as quoted on the NASDAQ for a thirty day period commencing July 3, 1997 and are exercisable at any time prior to July 18, 2004.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS




In January 1996, the Company concluded an initial offering of common stock at which time it had raised equity of $81,359,920 (8,135,992 shares). On February 2, 1996, the Company commenced a second public offering of 20,000,000 shares of common stock at $10 per share on a "best efforts" basis. As of August 12, 1997 the Company had issued 13,788,916 shares ($137,889,160) under the second offering. The Company intends to invest the net offering proceeds (except for 1% of proceeds used to establish a working capital reserve) in additional real estate investments so as to further diversify the Company's portfolio. As of August 8, 1997, approximately $131,212,000 of the Company's net offering proceeds was invested in real estate and $59,300,000 of funds was available for investment. All net offering proceeds not currently invested in real estate are invested in cash and cash equivalents.

      With the utilization of available limited recourse mortgage financing and net offering proceeds, the Company has purchased direct or indirect interests in commercial properties with the following lease obligors:

  Date Acquired                         Lease Obligor

  May 13, 1994                          Best Buy Co., Inc.
  July 15, 1994                         Big V Holding Corp.
  October 14, 1994                      Gensia, Inc.
  February 10, 1995                     Wal-Mart Stores, Inc.
  February 16, 1995                     Etec Systems, Inc.
  June 8, 1995 and July 25, 1996        Q Clubs, Inc.
  June 20, 1995                         The Garden Companies, Inc.
  November 9, 1995                      Del Monte Corporation
  November 13, 1995                     Applied Bioscience International, Inc.
  January 4, 1996                       The Upper Deck Company
  February 23, 1996                     Rheometric Scientific, Inc.
  March 11, 1996                        Telos Corporation
  March 28, 1996                        Lanxide Corporation
  September 19, 1996                    Celadon Group, Inc.
  November 19, 1996                     Spectrian Corporation
  December 16, 1996                     Garden Ridge Corporation
  December 24, 1996                     Knogo North America, Inc.
  January 28, 1997                      Scott Companies Inc.
  January 29, 1997                      Childtime Childcare, Inc.
  February 18, 1997                     QMS Inc.
  April 10, 1997                        The Bon-Ton Stores, Inc.
  June 13, 1997                         Silgan Containers Corporation
  July 8, 1997                          Pagg Corporation
  July 18, 1997                         Vermont Teddy Bear Co., Inc.


      Cash flow from operations of $6,728,000 was sufficient to fund dividends of $6,111,000 and $617,000 of the scheduled mortgage principal payments of $715,000. In addition, the Company paid off a mortgage loan on the Rheometric Scientific, Inc. property. With such prepayment, the Company met a requirement for the release of common stock warrants of Rheometric to the Company. The Company intends to obtain new limited recourse mortgage financing on the Rheometric property. Of cash available for investment, the Company is committed to complete projects relating to the Etec Systems, Inc. and Childtime Childcare, Inc. leases.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued





      The results of operations for the three and six-month periods ended June 30, 1996 and 1997 are not directly comparable as the Company's direct and indirect investment in net leased real estate has materially increased during 1996 and 1997. Increases in lease revenues, equity income, interest, general and administrative expenses, property expenses, depreciation and amortization were primarily due to the increases in real estate assets and related mortgage borrowings. The increase in other interest income was due to the increase in cash balances available for investment. Interest income will decrease as cash available for investment is utilized for additional real estate purchases. The cash balances maintained after all available funds are invested will be substantially less than the current cash balances. Although there has been an increase in general administrative expenses for the comparable periods, a substantial portion of such expenses are fixed rather than variable, and the rate of increase in such costs is expected to moderate even as the Company's real estate assets and related revenues increase.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES





                                     PART II





Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                    An annual Shareholders meeting was held on June 10, 1997, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

                                               Total               Shares            Shares            Shares
           Name Of Director                Shares Voting         Voting Yes        Voting No         Abstaining
           ----------------                -------------         ----------        ---------         ----------
           William P. Carey                  9,440,973             9,320,615         29,310            91,048
           Ralph G. Coburn                   9,440,973             9,291,228         58,497            91,248
           George E. Stoddard                9,440,973             9,293,733         55,992            91,248
           Warren G. Wintrub                 9,440,973             9,324,115         25,810            91,048
           Barclay G. Jones, III             9,440,973             9,326,615         23,310            91,048
           William Ruder                     9,440,973             9,307,183         42,742            91,048
           Charles C. Townsend, Jr.          9,440,973             9,325,977         23,948            91,048



            No other matters were subject to a vote at this meeting.



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None.


         (b)        Reports on Form 8-K:

                           During the quarter ended June 30, 1997, the Company filed a report on Form 8-K dated August 12, 1997 under Item 2, Acquisition and Disposition of Assets.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES






                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                               AND SUBSIDIARIES






           08/12/97             By:     /s/ Steven M. Berzin
           --------                     ----------------------------------------
              Date                          Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



           08/12/97             By:     /s/ Claude Fernandez
           --------                     ----------------------------------------
              Date                          Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)




           08/12/97             By:     /s/ Michael D. Roberts
           --------                     ----------------------------------------
              Date                          Michael D. Roberts
                                            First Vice President and Controller