Form 10-Q
period 1997-09-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1997-11-13
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 1997
                               ------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

                                            X      Yes              No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                            Yes              No

               28,278,019 shares of common stock; $.001 Par Value
                        outstanding at November 11, 1997

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES



                                      INDEX



                                                                                                 Page No.
                                                                                                 --------
 PART I

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1996
               and September 30, 1997                                                                  2

               Consolidated Statements of Income for the three and nine
               months ended September 30, 1996 and 1997                                                3

               Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1996 and 1997                                                4

               Notes to Consolidated Financial Statements                                           5-10



 Item 2. - Management's Discussion of Operations                                                   11-12




 PART II

 Item 4. - Submission of Matters to a Vote of Security Holders                                        13


 Item 6. - Exhibits and Reports on Form 8-K                                                           13


 Signatures                                                                                           14



* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,          September 30,
                                                                 1996                    1997
                                                                 ----                    ----
                                                                (Note)               (Unaudited)
         ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $1,337,513 at December 31, 1996 and
    $3,350,015 at September 30, 1997                         $  83,661,635         $ 185,561,298
Net investment in direct financing leases                       40,846,486            40,935,263
Equity investments                                              16,091,935            16,531,462
Cash and cash equivalents                                       50,893,314           104,947,564
Marketable securities, at fair value                                                   3,890,877
Other assets                                                     1,800,474             2,909,171
                                                             -------------         -------------
           Total assets                                      $ 193,293,844         $ 354,775,635
                                                             =============         =============

         LIABILITIES:

Limited recourse mortgage notes payable                      $  46,286,159         $  84,996,988
Accrued interest payable                                           418,035               619,116
Accounts payable to affiliates                                   2,258,581             4,349,663
Accounts payable and accrued expenses                              256,136               223,303
Dividends payable                                                2,094,191             4,123,068
Prepaid rental income and security deposits                      1,379,288             3,501,398
Deferred acquisition fees payable to an affiliate                3,414,097             5,659,247
                                                             -------------         -------------
           Total liabilities                                    56,106,487           103,472,783
                                                             -------------         -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
    40,000,000 shares; issued and outstanding
    15,668,403 shares at December 31, 1996 and
    28,333,584 shares at September 30, 1997                         15,668                28,334
Additional paid-in capital                                     139,896,651           254,014,826
Unrealized appreciation, marketable securities                                         3,715,788
Dividends in excess of accumulated earnings                     (2,584,954)           (6,063,941)
                                                             -------------         -------------
                                                               137,327,365           251,695,007

Less common stock in treasury at cost,
    14,395 and 42,231 shares at December 31, 1996
        and September 30, 1997                                    (140,008)             (392,155)
                                                             -------------         -------------

           Total shareholders' equity                          137,187,357           251,302,852
                                                             -------------         -------------
           Total liabilities and shareholders' equity        $ 193,293,844         $ 354,775,635
                                                             =============         =============

The accompanying notes are an integral part of the consolidated financial statements.

Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                             Three Months Ended                            Nine Months Ended
                                September 30, 1996      September 30, 1997      September 30, 1996     September 30, 1997
                                ------------------      ------------------      ------------------     ------------------
Revenues:
  Rental income from
    operating leases                $ 1,348,443             $ 4,413,460             $ 3,206,775             $11,218,483
  Interest from direct
    financing leases                  1,318,792               1,228,559               3,239,934               3,737,247
  Other interest income                 538,439               1,161,081               1,240,126               2,463,066
                                    -----------             -----------             -----------             -----------
                                      3,205,674               6,803,100               7,686,835              17,418,796
                                    -----------             -----------             -----------             -----------

Expenses:
  Interest                            1,049,295               1,769,898               2,521,907               4,539,981
  Depreciation                          254,674                 815,169                 613,716               2,012,502
  General and administrative            366,518                 887,376               1,167,689               1,833,737
  Property expenses                     339,638                 650,064                 908,172               1,829,429
  Amortization                           10,071                  25,895                  23,337                  59,473
                                    -----------             -----------             -----------             -----------
                                      2,020,196               4,148,402               5,234,821              10,275,122
                                    -----------             -----------             -----------             -----------


  Income before
   income from equity
        investments                   1,185,478               2,654,698               2,452,014               7,143,674


Income from equity
  investments                           514,020                 527,279               1,526,879               1,557,141
                                    -----------             -----------             -----------             -----------


      Net income                    $ 1,699,498             $ 3,181,977             $ 3,978,893             $ 8,700,815
                                    ===========             ===========             ===========             ===========



Net income per
  common share                      $       .16             $       .13             $       .43             $       .41
                                    ===========             ===========             ===========             ===========



Weighted average shares              10,747,314              24,395,776               9,267,695              21,286,481
                                    ===========             ===========             ===========             ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                       1996                 1997
                                                                       ----                 ----
Cash flows from operating activities:
  Net income                                                       $  3,978,893         $   8,700,815
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                     637,053             2,071,975
      Other noncash items                                              (136,586)             (194,977)
      Income from equity investments in excess
        of distributions received                                      (336,196)             (439,527)
      Change in operating assets and liabilities, net (a)             1,274,490             2,440,354
                                                                   ------------         -------------
           Net cash provided by operating activities                  5,417,654            12,578,640
                                                                   ------------         -------------

Cash flows from investing activities:
  Purchases of real estate and additional capitalized costs         (48,079,821)         (101,667,015)
  Purchase of equity interest in general partnership                 (5,158,908)
  Purchase of stock warrants                                           (124,000)
  Partial refund of real estate purchase price                        2,633,473
                                                                   ------------         -------------
           Net cash used in investing activities                    (50,729,256)         (101,667,015)
                                                                   ------------         -------------

Cash flows from financing activities:
  Proceeds from mortgages                                            27,700,000            42,711,509
  Prepayment of mortgage payable                                     (2,633,473)           (2,796,000)
  Payments on mortgage principal                                       (853,382)           (1,204,680)
  Proceeds from stock issuance, net of costs                         59,136,570           115,238,459
  Redemption of stock                                                   (37,500)
  Deferred financing costs                                              (85,544)             (403,591)
  Dividends paid                                                     (4,617,748)          (10,150,925)
  Purchase of treasury stock                                           (103,708)             (252,147)
                                                                   ------------         -------------
        Net cash provided by financing activities                    78,505,215           143,142,625
                                                                   ------------         -------------

           Net increase in cash and cash equivalents                 33,193,613            54,054,250
Cash and cash equivalents, beginning of period                       20,239,764            50,893,314
                                                                   ------------         -------------
      Cash and cash equivalents, end of period                     $ 53,433,377         $ 104,947,564
                                                                   ============         =============



Supplemental disclosure of cash flows information:

           Interest paid (including capitalized interest)          $  2,223,630         $   4,338,900
                                                                   ============         =============

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

An initial offering of the Company's shares concluded on January 26, 1996, at which time the Company had issued 8,135,992 shares ($81,359,920). On February 2, 1996, the Company commenced an offering for a maximum of 20,000,000 shares of common stock. The shares were offered to the public on a "best efforts" basis by Carey Financial Corporation and other selected dealers at a price of $10 per share. On August 22, 1997, the Company registered an additional 300,000 shares under the second offering. The second offering was concluded on September 18, 1997, at which time 20,197,592 ($201,975,920) shares were issued, including 12,665,181 shares, ($126,651,810) issued in 1997. It is anticipated that approximately 87% of the funds raised will be invested in real estate with the remaining funds used to establish a working capital reserve and to pay the expenses and fees related to the offering.


Note 3.  Transactions with Related Parties:

Pursuant to the advisory agreement, the Advisor performs certain advisory and administrative services for the Company. For the three-month and nine-month periods ended September 30, 1996, the Company incurred asset management fees of $163,656 and $443,228, respectively, with performance fees in like amount. General and administrative expense reimbursements for three-month and nine-month periods ended September 30, 1996 were $244,025 and $617,479, respectively. For the three-month and nine-month periods ended September 30, 1997, the Company incurred asset management fees of $313,973 and $839,059, respectively, with performance fees in like amount. General and administrative expense reimbursements for the three-month and nine-month periods ended September 30, 1997 were $504,653 and $1,005,537, respectively.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine-months ended September 30, 1996 and 1997 were $14,113 and $47,951, respectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the nine-month periods ended September 30, 1996 and 1997 are as follows:

                                                              1996                         1997
                                                              ----                         ----
Per Statements of Income:
    Rental income from operating leases                    $3,206,775                   $11,218,483
    Interest from direct financing leases                   3,239,934                     3,737,247

Adjustment:
    Share of leasing revenue from equity
        investments                                         3,313,463                     3,317,590
                                                           ----------                   -----------
                                                           $9,760,172                   $18,273,320
                                                           ==========                   ===========

For the nine-month periods ended September 30, 1996 and 1997, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:


                                                            1996         %                  1997             %
                                                            ----        ----                ----            --
Spectrian Corporation                                                                   $ 1,443,750         8%
Best Buy Co., Inc. (a)                                   $1,349,039      14%              1,345,934         7
Scott Companies Inc.                                                                      1,340,856         7
Etec Systems, Inc.                                          952,824      10               1,155,173         6
Telos Corporation                                           805,186       9               1,085,250         6
Q Clubs, Inc.                                               634,636       6               1,040,221         6
QMS, Inc.                                                                                 1,031,753         6
The Upper Deck Company (a)                                  982,674      10                 989,906         5
Gensia, Inc. (a)                                            981,750      10                 981,750         5
Applied Bioscience International, Inc.                      976,500      10                 976,500         5
Del Monte Corporation                                       321,563       4                 964,688         5
Lanxide Corporation                                         512,586       5                 772,500         4
Garden Ridge Corporation                                                                    746,823         4
Rheometric Scientific, Inc.                                 710,901       7                 658,249         4
The Garden Companies, Inc.                                  612,300       6                 612,300         3
Big V Holding Corp.                                         598,961       6                 608,948         3
The Bon-Ton Stores, Inc.                                                                    603,606         3
Celadon Group, Inc.                                          23,333                         525,000         3
Knogo North America, Inc.                                                                   393,000         3
Wal-Mart Stores, Inc.                                       297,919       3                 297,919         2
Silgan Containers Corporation                                                               267,960         2
Pagg Corporation                                                                            137,129         1
Childtime Childcare, Inc.                                                                   136,426         1
Vermont Teddy Bear Co., Inc.                                                                133,663         1
GDE Systems, Inc.                                                                            19,226
Westell Technologies, Inc.                                                                    4,790
                                                         ----------     ----            -----------       ----
                                                         $9,760,172     100%            $18,273,320       100%
                                                         ==========     ====            ===========       ====

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 5.  Dividends:

Dividends paid to shareholders during the nine months ended September 30, 1997 are summarized as follows:

            Quarter Ended                             Total Paid             Per Share
            -------------                             ----------             ---------
          December 31, 1996                           $2,745,944             $0.20150
                                                      ==========             ========

          March 31, 1997                              $3,365,018             $0.20170
                                                      ==========             ========

          June 30, 1997                               $4,039,963             $0.20190
                                                      ==========             ========

Dividends for the quarter ended September 30, 1997 were comprised of dividends declared during the quarter of $.109837 per share to shareholders of record as of August 19, 1997 and $.063705 per share to shareholders of record as of September 17, 1997, and a dividend declared in October 1997 of $.028558 per share to shareholders of record as of October 6, 1997.



Note 6.  Equity Investments:

The Company holds a 37% interest in BB Property Company ("BB Property"), a general partnership which net leases 17 retail stores to Best Buy Co., Inc., a 50% interest in Gena Property Company ("Gena"), a general partnership which net leases two office buildings to Gensia, Inc. and a 50% interest in Cards Limited Liability Company ("Cards LLC"), a general partnership which net leases office and manufacturing facilities to The Upper Deck Company. Summarized financial information of Gena, BB Property and Cards LLC is as follows:

(in thousands)

                                                  Gena                                   BB Property
                                 December 31, 1996    September 30, 1997    December 31, 1996    September 30, 1997
                                 -----------------    ------------------    -----------------    ------------------
Land and
buildings, net of
   accumulated
   depreciation                       $21,826               $21,480               $18,580               $18,580
Net investment in
   direct financing
   lease                                                                           27,159                27,443
Other assets
                                      -------               -------               -------               -------
Total assets                          $21,826               $21,480               $45,739               $46,023
                                      =======               =======               =======               =======
Mortgage notes
   payable                            $11,696               $11,256               $30,525               $29,949
Other liabilities                         136                   130                   230                   247
                                      -------               -------               -------               -------
      Total liabilities                11,832                11,386                30,755                30,196
      Partners' capital                 9,994                10,094                14,984                15,827
                                      -------               -------               -------               -------
      Total liabilities
          and partners'
          capital                     $21,826               $21,480               $45,739               $46,023
                                      =======               =======               =======               =======



(in thousands)

                                                Cards LLC
                                 December 31, 1996    September 30, 1997
                                 -----------------    ------------------
Land and
buildings, net of
   accumulated
   depreciation
Net investment in
   direct financing
   lease                               $25,831               $25,831
Other assets                               750                   750
                                       -------               -------
Total assets                           $26,581               $26,581
                                       =======               =======
Mortgage notes
   payable                             $14,848               $14,702
Other liabilities                          856                   849
                                       -------               -------
      Total liabilities                 15,704                15,551
      Partners' capital                 10,877                11,030
                                       -------               -------
      Total liabilities
          and partners'
          capital                      $26,581               $26,581
                                       =======               =======

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



                                                            For The Nine Months Ended
                                     September 30, 1996                                September 30, 1997
                           GENA        BB Property          Cards LLC        GENA        BB Property         Cards LLC
                           ----        -----------          ---------        ----        -----------         ---------
Lease revenues            $1,964          $3,646             $1,965         $1,964          $3,638            $1,980
Other income                                                      7
                          ------          ------             ------         ------          ------            ------
                           1,964           3,646              1,972          1,964           3,638             1,980
                          ------          ------             ------         ------          ------            ------

Interest expense
     on mortgages            733           2,091                942            696           2,041               934
Depreciation                 346                                               346
Other                          5               6                  3              1              43                 2
                          ------          ------             ------         ------          ------            ------
                           1,084           2,097                945          1,043           2,084               936
                          ------          ------             ------         ------          ------            ------

      Net income          $  880          $1,549             $1,027         $  921          $1,554            $1,044
                          ======          ======             ======         ======          ======            ======

Note 7.  Purchases of Real Estate:

Pagg Corporation

On July 8, 1997, the Company purchased land and building in Milford, Massachusetts for $5,549,378 and entered into a net lease agreement with Pagg Corporation ("Pagg"). The lease has an initial term of 12 years with two five-year renewal terms at the option of the lessee. Annual rent is $590,000 with rent increases every three years with such increases based on a formula indexed to increases in the CPI capped at 12.55% for each three-year period.

Vermont Teddy Bear Company, Inc.

On July 18, 1997, the Company purchased land and building in Shelburne, Vermont for $5,863,874 and entered into a net lease with Vermont Teddy Bear Co., Inc. ("Vermont Teddy Bear"). The lease has a term of 20 years with three five-year renewal terms at the option of the lessee. Annual rent is $652,400 with rent increases every three years and with such increases based on a formula indexed to increases in the CPI with the increase capped at 4% for any lease year.

In connection with the purchase, the Company obtained a $3,311,509 limited recourse mortgage loan collateralized by the Vermont Teddy Bear property and an assignment of the Vermont Teddy Bear lease. The loan initially provides for monthly payments of interest and principal of $29,264 at an annual interest rate of 8.75% and is based on a 20-year amortization schedule. In both July 2002 and 2003, the annual interest rate will increase by 0.25% and by 0.50% in each of the three years thereafter to a maximum annual interest rate of 10.75%. The Company may prepay the loan without a prepayment premium.

Vermont Teddy Bear has granted the Company warrants to purchase up to 150,000 shares of common stock at an exercise price of $1.31 per share. The warrants are exercisable at any time prior to July 18, 2004.

Westell Technologies, Inc.

On September 29, 1997, the Company purchased land and a building in Aurora, Illinois for $17,435,000 and entered into a net lease with Westell, Inc. ("Westell"). Westell's parent company, Westell Technologies, Inc., has unconditionally guaranteed Westell's obligations under the lease. The lease has a term of 20 years with

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




two five-year renewal terms, at the option of the lessee. Annual rent is $1,748,250 with stated increases every two years during the initial lease term. The lease provides Westell the option to purchase the property in September 2012 for the greater of fair market value or $17,435,000 plus the prepayment premium on any mortgage loan encumbering the property.

Texas Freezer Company, Inc.

On September 23, 1997, the Company purchased land in Dallas, Texas for $1,644,289 upon which a cold storage warehouse is being constructed pursuant to a construction agency and lease agreement with Texas Freezer Company, Inc. ("Texas Freezer"). Total purchase and project costs for the property are expected to be $8,900,524 with Texas Freezer having the obligation to fund any excess costs needed to complete the project.

During the construction period, Texas Freezer will pay monthly rent based on an amount indexed to project costs advanced by the Company. Upon the earlier of the completion and January 1, 1999, Texas Freezer's initial annual rental obligation will be 10.95% of total project costs of up to $8,900,524. The lease provides for rent increases commencing January 1, 2002 and every year thereafter with such increases based on a formula indexed to increases in the CPI.

The Company received warrants to purchase 30,390 shares of common stock of Texas Freezer at an exercise price of $5.30 per share. The warrants may be exercised at any time and expire on September 30, 2007. The warrant agreement allows for a cashless exercise by which the Company may, in lieu of purchasing all 30,390 shares, receive fewer shares based on the difference between the then market price of Texas Freezer stock and the exercise price.

GDE Systems, Inc.

On September 23, 1997, the Company purchased land and a building in San Diego, California for $12,748,000 and assumed an existing net lease, as lessor, with GDE Systems, Inc. ("GDE"), as lessee. The lease has a remaining term of nine years and five months through January 2007. Annual rent is currently $1,153,548 with annual rent increases. The annual rent increases will be the greater of (a) $22,500 or (b) an amount based on a formula indexed to increases in the CPI. The lease requires the Company to fund certain repairs to the roof and parking lot. Repair costs are estimated to be approximately $300,000, with the repairs expected to be completed in 1998.


Note 8.  Mortgage Financing:

On September 23, 1997, the Company obtained a limited recourse mortgage loan of $6,900,000 collateralized by deeds of trust on its properties in Johnstown and Allentown, Pennsylvania leased to Bon-Ton Stores, Inc. ("Bon-Ton") and an assignment of the Bon Ton lease. The loan provides for monthly payments of interest only for three years at an annual interest rate of the London Inter-bank Offered Rate ("LIBOR") plus 1.9%. At any time during this period, the Company may elect to convert the loan to a fixed rate of interest. The Company may convert the loan to a fixed rate based on the five, seven or ten year U.S. Treasury Security rate in effect at the conversion date plus 1.9% per annum with a maturity of eight, ten or thirteen years, respectively, based on the rate selected. If converted, monthly payments of principal and interest would be based on a 20-year amortization schedule with a balloon payment due at the maturity date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)





Note 9.  Exercise of Warrants for Common Stock:

In connection with its purchase of properties leased to Etec Systems, Inc. ("Etec") in February 1995, the Company was granted warrants to purchase 159,314 shares of Etec common stock. On September 15, 1997, the Company exercised its remaining 68,768 warrants. As provided in the warrant agreement, the Company was allowed to exercise the warrants by a cashless exercise whereby the Company received 68,261 shares of Etec common stock, representing an amount equal to the quoted market value for 68,768 shares less the $0.45 per share exercise price. At September 30, 1997, the Company's 68,261 shares of Etec common stock had a market value of $3,891,000.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS



      In September 1997, the Company concluded an offering of common stock in which time it had raised equity of $201,975,920 (20,197,592 shares) at $10 per share. The Company had previously raised $81,359,920 (8,135,992 shares) in an earlier offering. The Company plans to invest the net offering proceeds, (except for 1% of proceeds used to establish a working capital reserve) in additional real estate investments. As of November 10, 1997, approximately $153,300,000 of the Company's net proceeds from the two offerings was invested in real estate and $88,600,000 of funds was available for investment. All net offering proceeds not currently invested in real estate are invested in cash and cash equivalents.

      With the utilization of available limited recourse mortgage financing and net offering proceeds, the Company has purchased direct or indirect interests in commercial properties with the following lease obligors:

         Date Acquired                                           Lease Obligor
         -------------                                           -------------
         May 13, 1994                                            Best Buy Co., Inc.
         July 15, 1994                                           Big V Holding Corp.
         October 14, 1994                                        Gensia, Inc.
         February 10, 1995                                       Wal-Mart Stores, Inc.
         February 16, 1995                                       Etec Systems, Inc.
         June 8, 1995 and July 25, 1996                          Q Clubs, Inc.
         June 20, 1995                                           The Garden Companies, Inc.
         November 9, 1995                                        Del Monte Corporation
         November 13, 1995                                       Applied Bioscience International, Inc.
         January 4, 1996                                         The Upper Deck Company
         February 23, 1996                                       Rheometric Scientific, Inc.
         March 11, 1996                                          Telos Corporation
         March 28, 1996                                          Lanxide Corporation
         September 19, 1996                                      Celadon Group, Inc.
         November 19, 1996                                       Spectrian Corporation
         December 16, 1996                                       Garden Ridge Corporation
         December 24, 1996                                       Knogo North America, Inc.
         January 28, 1997                                        Scott Companies Inc.
         January 29, 1997                                        Childtime Childcare, Inc.
         February 18, 1997                                       QMS Inc.
         April 10, 1997                                          The Bon-Ton Stores, Inc.
         June 13, 1997                                           Silgan Containers Corporation
         July 8, 1997                                            Pagg Corporation
         July 18, 1997                                           Vermont Teddy Bear Co., Inc.
         September 23, 1997                                      GDE Systems, Inc.
         September 23, 1997                                      Texas Freezer Company, Inc.
         September 29, 1997                                      Westell Technologies, Inc.

      Cash flow from operations of $12,579,000 was sufficient to fund dividends of $10,151,000 and $1,205,000 of scheduled mortgage principal payments. In addition, the Company paid off a mortgage loan on the Rheometric Scientific, Inc. property. With such prepayment, the Company met the requirement for receiving common stock warrants of Rheometric. The Company intends to obtain new limited recourse mortgage financing on the Rheometric property. The Company is committed to use $19,731,000 to complete projects relating to the Etec Systems, Inc., Childtime Childcare, Inc. and Texas Freezer Company, Inc. leases. The Company is also obligated to fund repairs of approximately $300,000 at the GDE Systems, Inc.
property.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued





      The results of operations for the three and nine-month periods ended September 30, 1996 and 1997 are not directly comparable as the Company's direct and indirect investment in net leased real estate has materially increased during 1996 and 1997. Increases in lease revenues, equity income, interest, general and administrative expenses, property expenses, depreciation and amortization were primarily due to the increases in real estate assets and related mortgage borrowings. The increase in other interest income was due to the increase in cash balances available for investment. Interest income will decrease as cash available for investment is utilized for additional real estate purchases. The cash balances maintained after all available funds are invested will be substantially less than the current cash balances. Although there has been an increase in general administrative expenses for the comparable periods, the rate of increase in such costs is expected to moderate as the Company's real estate assets and related revenues increase.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES





                                     PART II



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                    During the quarter ended September 30, 1997 no matters were submitted to a vote of Security Holders.



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced February 2, 1996 (File # 33-99994) is as follows:

                    Shares registered:                                                 20,300,000

                    Aggregate price of offering amount registered:                   $203,000,000

                    Shares sold:                                                       20,197,592

                    Aggregated offering price of amount sold:                        $201,975,920

                    Direct or indirect payments to directors, officers,
                    general partners of the issuer or their associates, to
                    persons owning ten percent or more of any class of equity
                    securities of the issuer and to affiliates of
                    the issuer:                                                        $5,162,742

                    Direct or indirect payments to others:                             $9,959,829

                    Net offering proceeds to the issuer after
                    deducting expenses:                                              $186,853,349

                    Purchases of real estate:                                         $90,068,917

                    Working capital reserves:                                          $2,019,759

                    Temporary investments in cash and cash
                    equivalents:                                                      $94,764,673

         (b)        Reports on Form 8-K:

                    During the quarter ended September 30, 1997, the Company filed a report on Form 8-K dated August 12, 1997 under Item 2, Acquisition and Disposition of Assets.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES






                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                         AND SUBSIDIARIES






 11/12/97                       By:     /s/ Steven M. Berzin
--------------                       ------------------------------------
    Date                                    Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



 11/12/97                       By:     /s/ Claude Fernandez
--------------                       ------------------------------------
    Date                                    Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)