Form 10-K405
period 1997-12-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1998-04-09
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended DECEMBER 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ---------------------    -----------------------
Commission file number 033-68728

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
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

    Title of each class               Name of each exchange on which registered
         NONE                                           NONE

-----------------------               -----------------------------------------

-----------------------               -----------------------------------------



           Securities registered pursuant to Section 12(g) of the Act:

                             SHARES OF COMMON STOCK
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                  /X/ Yes / / No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                 [ X ]

      Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for common stock of Registrant at April 6, 1998. Non-affiliates held 28,282,951 shares of common stock, $.001 Par Value outstanding at April 6, 1998.

                                     PART I

Item 1.  Business.

            Registrant is engaged in the business of investing in commercial and industrial real estate properties that are net leased to commercial and industrial entities. Registrant was organized as a Maryland corporation on July 30, 1993 and qualifies as a real estate investment trust ("REIT") for Federal income tax purposes for the year ended December 31, 1997. Registrant's day to day operations are managed by Carey Property Advisors, a Pennsylvania limited partnership, (the "Advisor") in accordance with an advisory agreement between Registrant and the Advisor. The sole general partner of the Advisor is Carey Fiduciary Advisors, Inc., a Pennsylvania corporation ("CFA"). An affiliate of the Advisor, Carey Diversified LLC, is the sole general partner of the nine CPA(R) real estate limited partnerships. The Advisor is also the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 14 Incorporated ("CPA(R):14"). Reference is made to the Prospectus of Registrant dated October 21, 1996 filed pursuant to Rule 424(b), as supplemented by a Supplement dated January 27, 1997 under the Securities Act of 1933 and such Prospectus and such Supplement is incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

            In February 1994, Registrant commenced a public offering of common stock at $10 per share on a "best efforts" basis. Between May 1994 and January 1996, Registrant sold 8,135,992 shares ($81,359,020) including 20,000 shares ($200,000) which were purchased by Registrant's Advisor. Registrant filed a post-effective amendment on March 14, 1996 withdrawing from registration the balance of the unsold shares.

            On February 2, 1996, Registrant commenced a second public offering of 20,000,000 shares of common stock at $10 per share on a "best efforts" basis. In August 1997, Registrant registered an additional 300,000 shares under the second offering. In September 1997, the Second Offering concluded, and 20,198,459 Shares ($201,984,590) were issued. Registrant intends to invest the net offering proceeds (except for funds used to establish a working capital reserve) in additional real estate investments in order to diversify further Registrant's portfolio of real estate investments. The properties owned by Registrant are described in Item 2.


            It is anticipated that a portion of Registrant's property acquisitions may be made in conjunction with acquisitions, recapitalizations and other financial restructurings. In some of these transactions, an acquiring entity may purchase all or substantially all of the stock or assets of a company and the acquired company or its successor in interest thereby may become obligated on the substantial loans necessary to finance the acquisition. Registrant may act as one of several sources of financing by purchasing real property from the seller of the subject company and net leasing it to such company or its successor. The lessee typically will have substantially greater debt and substantially lower net worth than that attributable to Registrant prior to the transaction. Consequently, the lessee may be particularly vulnerable to adverse conditions in the lessee's business or industry, adverse economic conditions generally and increases in interest rates, which directly or indirectly may result in higher payments under the debt portion of the lessee's lease with Registrant. In addition, the lessee's payment of lease rentals and debt service may prevent the lessee from investing in new equipment and from devoting resources to research and development or making other expenditures that are necessary to keep the lessee competitive in its industry. Furthermore, if the lessee replaces existing management, it will be more difficult for the Advisor to determine the likelihood of the lessee's success in its business and of its ability to pay rentals throughout the term of a lease with Registrant.

            Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Selected Financial Data in Item 6 and Management's Discussion and Analysis in
Item 7 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

            For the year ended December 31, 1997, no lessee represented 10% or more of total operating revenue. See Note 8 to the Consolidated Financial Statements in Item 8. As Registrant continues to invest proceeds of the Offering, these percentages are expected to decrease. Lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e., expenses) reportable on Registrant's leased properties. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases or percentage rents based on specified sales levels. The periodic rent increases are either fixed or based on formulas indexed to increases in the Consumer Price Index.

            All of Registrant's real estate properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities, which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions that require the lessees to indemnify Registrant, its directors and officers and the Advisor for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provide adequate coverage for property damage and any liability claims that may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has arranged for contingent property and liability insurance coverage on the properties. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. Currently, there are no claims pending for property damages or liability claims.

            Since Registrant's objective is to invest in properties that are occupied by a single corporate tenant which are subject to net leases backed by the credit of the corporate lessee, Registrant's properties are not initially subject to the competitive conditions of local and regional real estate markets. Because Registrant would be affected by the financial conditions of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy is to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification. Registrant faces competition for acquisition of commercial and industrial properties net leased to corporate tenants from financial institutions and other REITs. Registrant also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Registrant believes that its expertise in credit underwriting and transaction structuring will allow Registrant to compete effectively. In underwriting a net lease transaction, Registrant undertakes an analysis of the subject real estate and a credit analysis of the prospective lessee. Registrant evaluates the prospective lessee's business and financial outlook to determine the prospective lessee's ability to meet its ongoing obligations. In performing this analysis, Registrant evaluates a number of factors, including, but not limited to, the position of the prospective lessee in its industry, its business franchise and the importance of the property to its business.

            Registrant qualifies and intends to continue to qualify as a real estate investment trust ("REIT") for the year ended December 31, 1997 under the Internal Revenue Code of 1986. Registrant should not be subject to Federal income taxes in future years, provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions. Registrant anticipates that future cash flows will be in excess of REIT taxable income and that it will have sufficient funds to pay dividends in excess of 95% of its REIT taxable income. Registrant anticipates that it will be able to pay dividends at an increasing rate in future years, however, there is no assurance that its objective of increasing the rate of distributions will be achieved.

            In connection with the purchase of its properties, Registrant requires sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that Registrant's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow Registrant to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow Registrant to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions, in the estimation of Registrant, are in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

            Registrant's Advisor has responsibility for maintaining Registrant's books and records. An affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on Registrant's operations. Such assessment; however, has not been completed. Registrant relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect Registrant.

            Registrant does not have any employees. Employees of an affiliate of the Advisor perform accounting, secretarial and transfer services for Registrant. Service Resource Phoenix Corporation performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has an agreement with the Advisor pursuant to which the Advisor provides certain management services for Registrant.

            During 1997, Registrant purchase properties and entered into net leases with Scott Companies, Inc. ("Scott"), Childtime Childcare, Inc. ("Childtime"), QMS, Inc. ("QMS"), The Bon-Ton Stores, Inc. ("Bon-Ton"), Silgan Containers Corporation ("Silgan"), PAGG Corporation ("PAGG"), Vermont Teddy Bear Co., Inc. ("Vermont Teddy Bear"), GDE Systems, Inc. ("GDE"), Texas Freezer Company, Inc. ("Texas Freezer") and Westell Technologies, Inc. ("Westell") as described hereafter.

            On January 23, 1997, Registrant purchased from Scott Co. of California, land and manufacturing, office, warehouse and parking facilities in San Leandro, California for $17,910,000 and entered into a net lease. The lease obligations are guaranteed by Scott Companies, Inc., the parent company. The initial term of the lease is 20 years, followed by three five-year renewal terms at the option of Scott. Annual rent under the lease is $1,940,850 with rent increases every three years based on increases to the Consumer Price Index ("CPI").

            On February 19, 1997, Registrant purchased from QMS its headquarters, research and manufacturing facilities in Mobile, Alabama for $13,874,346 and entered into a net lease with QMS. In connection with the purchase, Registrant was granted warrants for 100,000 share of common stock of QMS at an exercise price of $6.50 per share, exercisable at any time prior to December 31, 2001. The initial term of the lease is 15 years followed by six five-year renewal terms. Annual rent is $1,689,375 with rent increases every three-years based on increases to the CPI. Concurrently with the acquisition of the QMS properties, a limited recourse mortgage loan of $7,200,000 was obtained. As a result of a restructuring, QMS incurred charges that resulted in violation of certain financial covenants relating to tangible net worth and fixed charge coverage ratios under its lease agreement. On December 8, 1997, the Company agreed to waive QMS's default for a one year period, in consideration for a $1,300,000 prepayment of rent and a reduction of the exercise price of the warrants to $4.00 per share. The $1,300,000 has been applied as a principal prepayment on the mortgage loan, and the lender has reamortized the loan and reduced monthly principal payments from $24,303 to $20,645.

            On January 29, 1997, Registrant purchased four parcels of land on which there are existing or were to be constructed childcare facilities and entered into a net lease with Childtime. Concurrently with the acquisition and net lease agreement, Registrant and Childtime entered into a construction agency agreement and a commitment to purchase and lease up to an additional six properties. The cost of constructing the ten Childtime facilities is estimated to amount to up to $9,977,000 plus structuring and acquisition fees payable to an affiliate of the Registrant. Upon completion but no later than October 1998, an initial lease term of 20 years will commence with two five-year renewal terms. Annual rent will be $1,120,000 with rent increases every three years based on increases to the CPI, capped at 3.5% for any one lease year. Additional sites in Ackworth, Georgia, Silverdale, Washington and Hauppauge, New York have been purchased and are being developed as Childtime facilities.

            On April 10, 1997, Registrant purchased land and a distribution center in Allentown, Pennsylvania and land and a retail store in Johnstown Pennsylvania for $12,041,885 and entered into a net lease agreement with Bon-Ton Department Stores, Inc. ("Bon-Ton"). Bon-Ton's parent company, The Bon-Ton Stores, Inc., has unconditionally guaranteed Bon-Ton's obligations under the lease. The lease has an initial term of 20 years with six five-year renewal terms, at the option of the lessee. Annual rent is $1,270,750, with rent increases every three years during the initial term based on increases to the CPI, capped at 3% for any lease year. Registrant subsequently obtained a limited recourse mortgage loan of $6,900,000 collateralized by Bon-Ton properties and an assignment of the Bon Ton lease. The loan provides for monthly payments of interest only for three years at an annual interest rate of the London Inter-bank Offered Rate plus 1.9%. Registrant may elect to convert the loan to a fixed rate of interest based on the five, seven or ten year U.S. Treasury Security rate in effect at the conversion date plus 1.9% per annum with a maturity of eight, ten or thirteen years, respectively, and would commence paying principal installments based on a 20-year amortization schedule.

            On June 13, 1997, Registrant purchased land and buildings in Menomonie and Oconomowoc, Wisconsin for $8,515,000 and entered into a net lease agreement with Silgan. The lease has an initial term of 15 years with three five-year renewal terms. Annual rent is $893,200 with increases every five years based on increases to the CPI.

            On July 8, 1997, Registrant purchased land and building in Milford, Massachusetts for $5,549,378 and entered into a net lease agreement with PAGG. The lease has an initial term of 12 years with two five-year renewal terms at the option of the lessee. Annual rent is $590,000 with rent increases every three years with such increases based on increases to the CPI, with any increase limited to 12.55%. Registrant subsequently obtained a $3,200,000 limited recourse mortgage loan collateralized by the PAGG property. The loan provides for an annual interest rate of 7.7% with monthly principal and interest payments of $26,171 through November 1, 2007 at which time a balloon payment is scheduled.

            On July 18, 1997, Registrant purchased land and building in Shelburne, Vermont for $5,863,874 and entered into a net lease with Vermont Teddy Bear. The lease has a term of 20 years and provides for three five-year renewal terms. Annual rent is $652,400 with rent increases every three years based on increases to the CPI, capped at 4% for any lease year. In connection with the purchase, Registrant obtained a $3,311,509 limited recourse mortgage loan collateralized by the Vermont Teddy Bear property and an assignment of the Vermont Teddy Bear lease. The loan initially provides for monthly payments of interest and principal of $29,264 at an annual interest rate of 8.75% and is based on a 20-year amortization schedule. Vermont Teddy Bear granted Registrant warrants to purchase up to 150,000 shares of its common stock at an exercise price of $1.31 per share.

            On September 23, 1997, Registrant purchased land and a building in San Diego, California for $12,748,000 and assumed an existing net lease, as lessor, with GDE, as lessee. The lease has a remaining term of nine years and five months through January 2007. Annual rent is currently $1,153,548 with annual rent increases. The annual rent increases will be the greater of (a) $22,500 and (b) an amount based on increases to the CPI.

            On September 23, 1997, Registrant purchased land in Dallas, Texas for $1,644,289 upon which a cold storage warehouse is being constructed pursuant to a construction agency and lease agreement with Texas Freezer. Total purchase and project costs for the property are expected to be $8,900,000 with Texas Freezer having the obligation to fund any excess costs needed to complete the project. During the construction period, Texas Freezer will pay monthly rent based on project costs advanced by Registrant. Upon the earlier of the completion and January 1, 1999, Texas Freezer's initial annual rental obligation will be 10.95% of total project costs. The lease provides for rent increases commencing January 1, 2002 and every year thereafter with such increases based on increases to the CPI. Registrant received warrants to purchase 30,390 shares of common stock of Texas Freezer at an exercise price of $5.30 per share, and are exercisable through September 2007.

            On September 29, 1997, Registrant purchased land and a building in Aurora, Illinois for $17,435,000 and entered into a net lease with Westell. Westell's parent company, Westell Technologies, Inc., has unconditionally guaranteed the lease obligations. The lease has a term of 20 years and provides two five-year renewal terms. Annual rent is $1,748,250 with stated increases every two years.

            Since September 30, 1997, Registrant has purchased properties and entered into leases with Randall International, Inc., Career Education Corporation, Perry Graphic Communications, Inc. and Judd's Incorporated and Sandwich Bancorp, Inc. These transactions are described in Note 9 to the Consolidated Financial Statement in Item 8.

Item 2.  Properties.

   Registrant, through certain subsidiaries and partnerships holds fee simple title to the following properties. The following table provides certain information with respect to the properties.

                                                                                                            Initial
        Tenant/Guarantor                   Square        Annual         Rent Per       Ownership             Lease
     Location of Properties               Footage         Rent         Square Ft.      Interest              Term
--------------------------------          -------     ------------    ----------       --------             ------
BEST BUY CO., INC.
  Denver, CO....................           23,987                                  37% interest;
  Fort Collins, CO..............           28,520                                  remaining interest
  Bloomingdale, IL..............           27,280                                  owned by CIP(TM)
  Bedford Park, IL..............           27,466
  Aurora, IL....................           28,186
  Matteson, IL..................           27,538
  Schaumberg, IL................          113,933
  Omaha, NE.....................           28,731
  Albuquerque, NM...............           45,653
  Arlington, TX.................           46,361
  Beaumont, TX..................           28,255
  Dallas, TX....................           27,697
  El Paso, TX...................           28,179
  Plano, TX.....................           28,075
  Ft. Worth, TX.................           27,460
  Houston, TX...................           28,160
  Madison, WI...................           28,025
                                          -------
    TOTAL.......................          593,146     $1,835,014      $ 8.36 (2)                              2018

BIG V HOLDING CORPORATION (3)
  Ellenville, NY................           60,750                                  45% interest;
  Warwick, NY...................           72,804                                  remaining interest
                                          -------
    TOTAL.......................          133,554        693,563       11.54 (2)   owned by CIP(TM)           2018

GENSIA, INC.(4)
  San Diego, CA.................          144,311      1,309,000       18.14 (2)   50% interest;              2009
                                                                                   remaining interest
                                                                                   owned by CIP(TM)
ETEC SYSTEMS, INC.
  Hayward, CA...................          153,531      1,023,036        6.66                100%              2011
WAL-MART STORES, INC.(3)
  Greenfield, IN................           82,620        397,226        4.81                100%              2005

Q CLUBS, INC.
  Austin, TX (3)................           43,935        686,637       15.63                100%              2013
  Houston, TX...................           46,733        694,000       14.85                100%              2016

THE GARDEN COMPANIES, INC.
  Chattanooga, TN (3)...........          242,317        816,400        3.37                100%              2015

DEL MONTE CORPORATION (3)
  Mendota, IL...................          239,850                                  50% interest;
  Plover, WI....................          210,000                                  remaining interest
  Toppenish, WA.................          274,750                                  owned by CIP(TM)
  Yakima, WA....................           11,165
                                          -------
    TOTAL.......................          735,765      1,286,250        3.50 (2)                              2016

APPLIED BIOSCIENCE
  INTERNATIONAL, INC.
  Austin, TX (3)................          173,000      1,302,000        7.53                100%              2010

THE UPPER DECK COMPANY (3)
  Carlsbad, CA..................          295,000      1,319,875        8.94 (2)   50% interest;              2021
                                                                                   remaining interest
                                                                                   owned by CIP(TM)

                                                                                                             Initial
        Tenant/Guarantor                   Square         Annual       Rent Per           Ownership           Lease
     Location of Properties               Footage         Rent (2)     Square Ft.         Interest            Term
--------------------------------          -------     -------------   ------------        --------          ------
RHEOMETRIC SCIENTIFIC, INC.
  Piscataway, NJ................          104,000        805,361        7.74                100%              2011
TELOS CORPORATION
Loudon County, VA. (4)..........          192,775      1,447,000        7.51                100%              2016
LANXIDE CORPORATION
  Newark, DE (4)................          162,220      1,030,000        6.35                100%              2016
CELADON GROUP, INC.
  Indianapolis, IN..............           60,900        700,000       11.49                100%              2016

SPECTRIAN CORPORATION
  Sunnyvale, CA (4).............           91,476     $1,925,000      $21.04                100%              2011
GARDEN RIDGE CORPORATION
  Tulsa, OK (4).................          141,284        854,164        6.05                100%              2016
KNOGO NORTH AMERICA, INC.
  Hauppauge, NY.................           68,333      2,096,000       30.67                100%              2016
SCOTT COMPANIES, INC.
  San Leandro, CA (4)...........          270,000      1,945,850        7.21                100%              2017
QMS, INC.
  Mobile, AL (4)................          277,000      1,689,375        6.10                100%              2012
CHILDTIME CHILDCARE, INC. (4)
  Chandler, AZ..................            6,575        103,894
  Fleming Island, FL............            7,894        111,440
  Sugarland, TX.................           11,331        109,920
  New Territory, TX.............            7,894        114,856
                                          -------     ----------
                                           33,694        440,110       13.06                100%              2018

THE BON-TON STORES, INC.
  Allentown, PA (4).............          399,175
  Johnstown, PA (4).............           80,884
                                          -------
                                          480,059      1,270,750        2.65                100%              2017

SILGAN CONTAINERS
CORPORATION
  Menomonie and
  Oconomowoc, WI................          228,381        893,200        3.91                100%              2012

PAGG CORPORATION
  Milford, MA (4)...............          108,125        590,000        5.46                100%              2009

VERMONT TEDDY BEAR CO, INC.
  Shelburne, VT (4).............           55,446        652,400       11.77                100%              2017

GDE SYSTEMS, INC.
  San Diego, CA.................          123,200      1,174,173        9.53                100%              2007

TEXAS FREEZER COMPANY, INC.
  (under construction)
  Dallas, TX....................                                                            100%

WESTELL TECHNOLOGIES, INC.
  Aurora, IL.....................         185,410      1,748,250        9.43                100%              2017

RANDALL INTERNATIONAL, INC.
  (under construction)
  Carlsbad, CA                                                                              100%

CAREER EDUCATION CORPORATION
  Mendora Heights, MN............         118,241      1,115,100        9.43                100%              2009

                                                                                                             Initial
        Tenant/Guarantor                   Square         Annual       Rent Per           Ownership           Lease
     Location of Properties               Footage         Rent (2)     Square Ft.         Interest            Term
--------------------------------          -------     --- ---------   ------------        --------          ------
PERRY GRAPHIC
COMMUNICATIONS and JUDD'S
INCORPORATED
  Baraboo, WI....................         433,560
  Waterloo, WI...................         461,796
                                          -------
                                          895,356      1,888,875        2.11                100%              2017

SANDWICH BANCORP, INC.
  Bourne, MA.....................           2,083
  Sandwich, MA...................          16,500
  Wareham, MA....................           3,223
                                          -------
                                           21,806        182,490        8.37                100%              2018

(1)   Annual rent on a cash basis.

(2) This figure represents the rent per square foot of the property when combined with rents payable to co-owners.

(3)   These properties are encumbered by limited recourse mortgages.

Item 3.  Legal Proceedings.

            As of the date hereof, Registrant is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of the year ended December 31, 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters.

            Information with respect to Registrant's common equity is hereby incorporated by reference to page 24 of Registrant's Annual Report contained in Appendix A.


Item 6.  Selected Financial Data.

            Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.


Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

            Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.


Item 8.  Consolidated Financial Statements and Supplementary Data.

            The following consolidated financial statements and supplementary data of Registrant are hereby incorporated by reference to pages 5 to 20 of Registrant's Annual Report contained in Appendix A:

(i)   Report of Independent Accountants.

(ii)  Consolidated Balance Sheets as of December 31, 1995, 1996 and 1997

(iii) Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.

(iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

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

            NONE

                                    PART III



Item 10. Directors and Executive Officers of the Registrant.


            The directors and senior officers of Registrant and members of the Investment Committee of the Board of Directors of the Advisor are as follows:

                                                                       Has Served as a
                                                                       Director and/or
      Name                  Age         Positions Held                 Officer Since
      ----                  ---         --------------                 -------------
William P. Carey            67     Chairman of the Board                     7/93
                                   Director
Ralph G. Coburn (1)         88     Director                                  7/93
William Ruder               76     Director                                  7/93
George E. Stoddard          81     Director                                  7/93
Thomas E. Zacharias (1)     43     Director                                 10/97
Barclay G. Jones III        37     President                                 7/93
Steven M. Berzin            47     Executive Vice President                  7/97
                                   Chief Financial Officer
                                   Chief Legal Officer
Gordon F. DuGan             31     Executive Vice President                  2/97
Claude Fernandez            45     Executive Vice President                  7/93
                                   Chief Administrative Officer
H. Augustus Carey           40     Senior Vice President                     7/93
                                   National Marketing Director
                                   Secretary
Anthony S. Mohl             35     Senior Vice President                     7/93
                                   Director of Portfolio Management
John J. Park                33     Senior Vice President                     7/93
                                   Director of Research
                                   Treasurer

(1)  Independent Director of Registrant.


            H. Augustus Carey is the nephew of William Polk Carey.

            A description of the business experience of each director of Registrant is set forth below:

            William Polk Carey, Chairman of the Board and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of

Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also Chairman of the Board and Director of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 14 Incorporated ("CPA(R):14"), and a Director of Carey Diversified LLC ("Carey Diversified").

            Ralph G. Coburn, Rear Admiral USNR (Ret.), is former President and Chief Executive Officer of Hubbard Real Estate Investments (now HRE Properties), a $100,000,000 NYSE equity REIT, sponsored by Merrill Lynch. Admiral Coburn had been engaged in a variety of real estate activities for over 30 years. A graduate of Harvard College, Harvard Law School and the Naval War College, Admiral Coburn previously served as Chief Executive Officer of the National Association of Real Estate Investment Trusts (NAREIT), representing the multi-billion dollar REIT industry. Admiral Coburn is also an Independent Director of CPA(R):10 and CIP(TM).

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

            George E. Stoddard, Chief Investment Officer and Director, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School. Mr. Stoddard is also a Director of CPA(R):10, CIP(TM) and CPA(R):14.

            Thomas E. Zacharias, Independent Director of CIP(TM) and CPA(R):14, is currently a Vice President of Corporate Property Investors ("CPI") and a Vice President of Corporate Realty Consultants. Mr. Zacharias, who joined CPI in 1981, is responsible for the asset management of $1.2 billion of real estate assets. In addition, Mr. Zacharias is the Managing Member of the Mall of Georgia, LLC, the largest regional mall development in the Southeastern U.S. that is scheduled to open in August 1999. Prior to joining CPI in 1981, Mr. Zacharias worked for the New York State Urban Development Corporation between 1979 and 1981 as Project Director for a number of economic development projects and Assistant to the Chief Operating Officer. Mr. Zacharias graduated from Princeton University in 1976 and received a Master in Public and Private Management from the Yale School of Management in 1979. He is a member of The National Association of Real Estate Investment Trusts, Urban Land Institute and International Council of Shopping Centers.

            Barclay G. Jones III, President, joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York and Carey Diversified.

            Steven M. Berzin, Executive Vice President, Chief Financial Officer and Chief Legal Officer, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey & Co. in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being Managing Director, Corporate Development and Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School. Mr. Berzin is also Vice Chairman, Chief Legal Officer and a Director of Carey Diversified.

            Gordon F. DuGan, Executive President, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey & Co. as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer. Mr. Dugan is also President and Director of Carey Diversified.

            Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received an B.S. degree in accounting from New York University in 1975 and an M.B.A. in finance from Columbia University Graduate School of Business in 1981.

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

            Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving an M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

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

                  The following consolidated financial statements are filed as a part of this Report:

   Report of Independent Accountants.

   Consolidated Balance Sheets, December 31, 1996 and 1997.

   Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997.

   Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997.

   Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

   Notes to Consolidated Financial Statements.


   The consolidated financial statements are hereby incorporated by reference to pages 5 to 20 of Registrant's Annual Report contained in Appendix A.




   (a)      3.    Financial Statement Schedules:

                  The following schedules are filed as a part of this Report:

   Schedule III -Real Estate and Accumulated Depreciation as of December 31,
1997.

                  Schedule III of Registrant is contained on pages 20 to 24 of this Form 10-K.


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

Exhibit                                                                         Method of
  No.       Description                                                          Filing
  ---       -----------                                                          ------
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

  10.3    Amendment to Lease Agreement dated July 15, 1994                      Filed as Exhibit 10.3
          by and between Elwa-BV (NY) QRS 11-24, Inc. and                       to Registrant's Form 10-K
          Big V Supermarkets, Inc.                                              dated March 30, 1995

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

Exhibit                                                                         Method of
  No.       Description                                                          Filing
  ---       -----------                                                          ------
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

  10.14   Lease Agreement dated December 21, 1993 by and between                Filed as Exhibit 10.14
          GENA Property Company, as Landlord, and Gensia, Inc.,as               to Registrant's Form 10-K
          Tenant.                                                               dated March 30, 1995

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
          Fitness Clubs of America, Inc., as Tenant.                            dated June 23, 1995

Exhibit                                                                         Method of
  No.       Description                                                          Filing
  ---       -----------                                                          ------
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

Exhibit                                                                         Method of
  No.       Description                                                          Filing
  ---       -----------                                                          ------
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

Exhibit                                                                         Method of
  No.       Description                                                          Filing
  ---       -----------                                                          ------
  10.49   Lease Agreement dated January 23, 1997 by and between                 Filed as Exhibit 10.53 to
          BUILD (CA) QRS 12-24, Inc., as Landlord, and Scott                    Registrant's Post-Effective
          Corporation, as Tenants.                                              Amendment No. 3
                                                                                dated March 6, 1997

  10.50   Lease agreement dated July 8, 1997 by and between GGAP                Filed as Exhibit 10.1 to
          (MA) QRS 12-31, Inc., as Landlord, and PAGG Corporation,              Registrant's Form 8-K
          as Tenants.                                                           Dated June 13, 1997

  10.51   Lease agreement dated July 10, 1997 by and between URSA               Filed as Exhibit 10.2 to
          (VT) QRS 12-30, Inc., as Landlord, and The Vermont Teddy              Registrant's Form 8-K
           Bear Company, as Tenants.                                            Dated June 13, 1997

  10.52   Lease agreement dated April 10, 1997 by and between BT                Filed as Exhibit 10.3 to
          (PA) QRS 12-25, Inc., as Landlord, and The Bon-Ton                    Registrant's Form 8-K
          Department Stores, Inc., as Tenants.                                  Dated June 13, 1997

  10.53   Lease agreement dated June 13, 1997 by and between CAN                Filed as Exhibit 10.4 to
          (WI) QRS 12-34, Inc., as Landlord, and Silgan Containers              Registrant's Form 8-K
          Corporation, as Tenants.                                              Dated June 13, 1997

  10.54   Lease agreement dated September 30, 1997 by                           Filed as Exhibit 10.1 to
          and between CPA(R):12, Inc. as Landlord, and Westell,                 Registrant's Form 8-K
          Inc., as Tenant.                                                      Dated March 31, 1998

  10.55   Lease agreement dated November 26, 1997 by                            Filed as Exhibit 10.2 to
          and between CPA(R):12, Inc. as Landlord, and Randall                  Registrant's Form 8-K
          International, as Tenant.                                             Dated March 31, 1998

  10.56   Lease agreement dated December 31, 1997 by                            Filed as Exhibit 10.3 to
          and between CPA(R):12, Inc. as Landlord, and Sandwich                 Registrant's Form 8-K
          Cooperative Bank, as Tenant.                                          Dated March 31, 1998

  10.57   Lease agreement dated November 12, 1997 by                            Filed as Exhibit 10.4 to
          and between CPA(R):12, Inc. as Landlord, and Brown                    Registrant's Form 8-K
          Institute, Ltd., as Tenant.                                           Dated March 31, 1998

  10.58   Lease agreement dated September 25, 1997 by                           Filed as Exhibit 10.5 to
          and between CPA(R):12, Inc. as Landlord, and GDE                      Registrant's Form 8-K
          Systems, Inc., as Tenant.                                             Dated March 31, 1998

  10.59   Lease agreement dated July 8, 1997 by                                 Filed as Exhibit 10.6 to
          and between CPA(R):12, Inc. as Landlord, and PAGG                     Registrant's Form 8-K
          Corporation, as Tenant.                                               Dated March 31, 1998

  10.60   Lease agreement dated September 23, 1997 by                           Filed as Exhibit 10.7 to
          and between CPA(R):12, Inc. as Landlord, and Texas                    Registrant's Form 8-K
          Freezer Company, Inc., as Tenant.                                     Dated March 31, 1998

  10.61   Lease agreement dated February 3, 1998 by and                         Filed as Exhibit 10.8 to
          between CPA(R):12, Inc. and CPA:14, Inc., as Landlords,               Registrant's Form 8-K
          and Etec Systems, Inc., as Tenant.                                    Dated March 31, 1998

  10.62   Lease agreement dated December 16, 1997 by and                        Filed as Exhibit 10.9 to
          between CPA(R):12, Inc., as Landlord, and Perry                       Registrant's Form 8-K
          Graphic Communications, Inc., as Tenant.                              Dated March 31, 1998

  21.3    Subsidiaries of Registrant as of March 31, 1998.                      Filed herewith

Exhibit                                                                         Method of
  No.       Description                                                          Filing
  ---       -----------                                                          ------
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

   (b)  Reports on Form 8-K

            During the quarter ended December 31, 1997 the Registrant was not required to file any reports on Form 8-K.

   (c)
            Pursuant to Rule 701 of Regulation S-K, the use of proceeds through December 31, 1997 from the Company's offering of common stock which commenced February 2, 1996 (File # 33-99994) is as follows:

            Shares registered:                                      20,300,000

            Aggregate price of offering amount registered:        $203,000,000

            Shares sold:                                            20,198,459

            Aggregated offering price of amount sold:             $201,984,590

            Direct or indirect payments to directors,
              officers, general partners of the issuer or
              their associates, to persons owning ten
              percent or more of any class of equity
              securities of the issuer and to affiliates of
              the issuer:                                         $  5,235,503

            Direct or indirect payments to others:                $ 10,521,232

            Net offering proceeds to the issuer after
              deducting expenses:                                 $186,227,855

            Purchases of real estate:                             $117,149,832

            Working capital reserves:                             $  2,019,846

            Temporary investments in cash and cash
              equivalents:                                        $ 67,058,177

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED a Maryland corporation


     04/06 /98          BY: /s/ Steven M. Berzin
---------------             ----------------------------------
     Date                   Steven M. Berzin
                            Executive Vice President, Chief Legal
                            Officer and Chief Financial Officer
                            (Principal Financial Officer)


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


   04/06/98           BY:   /s/ William P. Carey
---------------             ----------------------------------
     Date                   William P. Carey
                            Chairman of the Board
                            and Director
                            (Principal Executive Officer)

   04/06/98           BY:   /s/ Barclay G. Jones, III
---------------             ----------------------------------
     Date                   Barclay G. Jones, III
                            President

   04/06/98           BY:   /s/ Ralph G. Coburn
---------------             ----------------------------------
     Date                   Ralph G. Coburn
                            Director

   04/06/98           BY:   /s/ William Ruder
---------------             ----------------------------------
     Date                   William Ruder
                            Director

   04/06/98           BY:   /s/ George E. Stoddard
---------------             ----------------------------------
     Date                   George E. Stoddard
                            Director

   04/06/98           BY:   /s/ Thomas E. Zacharias
---------------             ----------------------------------
     Date                   Thomas E. Zacharias
                            Director

   04/06/98           BY:   /s/ Steven M. Berzin
---------------             ----------------------------------
     Date                   Steven M. Berzin
                            Executive Vice President, Chief Legal
                            Officer and Chief Financial Officer
                            (Principal Financial Officer)

   04/06/98           BY:   /s/ Claude Fernandez
---------------             ----------------------------------
     Date                   Claude Fernandez
                            Executive Vice President and
                            Chief Administrative Officer
                            (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS


To the Board of Directors of
  Corporate Property Associates 12 Incorporated and Subsidiaries:


            Our report on the consolidated financial statements of Corporate Property Associates 12 Incorporated and Subsidiaries has been incorporated by reference in this Form 10-K from page 5 of the 1997 Annual Report to Shareholders of Corporate Property Associates 12 Incorporated and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on pages 21 to 24 of this Form 10-K.

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                     /s/Coopers & Lybrand L.L.P.
New York, New York
April 6, 1998

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                           SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

                             as of December 31, 1997

                                                           Initial Cost to                  Cost
                                                              Company                    Capitalized
                                                   ------------------------------       Subsequent to
         Description             Encumbrances         Land              Buildings       Acquisition (a)
         -----------            -------------      ----------           ---------       ---------------
Direct Financing Method:
 Supermarkets
  leased to
  Big V Holding Corp.           $ 3,277,933        $1,157,294         $ 5,254,309           $58,940
 Manufacturing
  facility leased to
  The Garden
  Companies, Inc.                 3,322,423         1,544,265           5,430,735
 Office/manufacturing
  facility leased to
  Rheometric
  Scientific, Inc.                                  1,510,791           4,789,209             4,500
 Office facility leased
  to Telos Corporation            5,990,593         1,549,022          10,597,978             5,500
 Research and develop-
  ment facility leased to
  Lanxide Corporation             4,200,197         1,390,122           7,281,878             7,421
                                -----------        ----------         -----------           -------
                                $16,791,146        $7,151,494         $33,354,109           $76,361
                                ===========        ==========         ===========           =======


                                                         Gross Amount at which Carried
                                                              at Close of Period  (e)
                                 Increase in            --------------------------------
         Description           Net Investment (c)                      Total                     Date Acquired
         -----------           ------------------       --------------------------------         -------------
Direct Financing Method:
 Supermarkets
  leased to
  Big V Holding Corp.               $384,701                       $ 6,855,244                   July 13, 1994
 Manufacturing
  facility leased to
  The Garden
  Companies, Inc.                                                    6,975,000                   June 20, 1995
 Office/manufacturing
  facility leased to
  Rheometric
  Scientific, Inc.                                                   6,304,500                   February 23, 1996
 Office facility leased
  to Telos Corporation                                              12,152,500                   March 11, 1996
 Research and develop-
  ment facility leased to
  Lanxide Corporation                                                8,679,421                   March 28, 1996
                                    --------                       -----------
                                    $384,701                       $40,966,665
                                    ========                       ===========

See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                           SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

                             as of December 31, 1997



                                                          Initial Cost to              Cost
                                                            Company                Capitalized         Decrease in
                                                   -------------------------       Subsequent to          Net
         Description              Encumbrances        Land        Buildings       Acquisition (a)     Investment(b)
         -----------             --------------    ----------     ----------      ---------------     -------------
Operating Method:

 Distribution facility leased
  to Wal-Mart Stores, Inc.        $ 2,356,025      $  452,871     $ 3,325,910        $   12,921
 Office/Manufacturing
  facility leased to
  Etec Systems, Inc.                7,983,279       1,272,418      10,588,221         5,241,343       $(2,633,473)
 Health club facilities
  leased to Q Clubs, Inc.           2,539,785       3,152,874       8,524,126
 Warehouses and special
  purpose facility leased
  to Del Monte Corporation          5,834,640         305,733                        10,065,326
 Warehouse/office/
  research facility leased
  to Applied Bioscience
  International, Inc.               7,207,938       1,550,928      11,017,367            27,856
 Distribution/warehouse
  facility leased to
  Celadon, Inc.                                     1,480,600       5,320,400            40,000
 Office/research
  facility leased to
  Spectrian Corporation             9,875,018       5,570,775      12,073,204             4,119
 Retail store leased
  to Garden Ridge
  Corporation                       4,546,309       1,857,607       6,204,923
 Office/distribution
  facility leased to Knogo
  North America, Inc.                               1,603,488       3,321,512
 Office/research facility leased
  to Scott Companies, Inc.         10,192,006       5,734,782      12,175,218             5,356
 Child care centers leased
  to Childtime Childcare, Inc.      2,500,000       1,807,904                         4,093,207
 Office/research facility
  leased to QMS, Inc.               5,681,273       1,361,073      12,513,273
 Retail/distribution facility
  leased to The Bon-Ton
  Stores, Inc.                      6,900,000       1,780,000      10,261,885


                                                                                                                    Life on which
                                                                                                                    Depreciation
                                      Gross Amount at which Carried                                                  in Latest
                                          at Close of Period (d)(e)                                                 Statement of
                                    -------------------------------------    Accumulated                            Operations
         Description                 Land       Buildings       Total      Depreciation (e)      Date Acquired      is Computed
         -----------               ---------    ---------    -----------   ------------------     -------------     ------------
Operating Method:

 Distribution facility leased                                                                      February 10,
  to Wal-Mart Stores, Inc.         $  454,420   $ 3,337,282   $ 3,791,702   $  239,867                 1995             40 yrs.
 Office/Manufacturing
  facility leased to                                                                               February 16,
  Etec Systems, Inc.                1,272,444    13,196,065    14,468,509      768,789                 1995             40 yrs.
 Health club facilities                                                                            June 8, 1995 and
  leased to Q Clubs, Inc.           3,152,874     8,524,126    11,677,000      413,277             July 25, 1996        40 yrs.
 Warehouses and special
  purpose facility leased
  to Del Monte Corporation            376,360     9,994,699    10,371,059      359,429             November 9, 1995     40 yrs.
 Warehouse/office/
  research facility leased
  to Applied Bioscience                                                                            November 13,         40 yrs.
  International, Inc.               1,550,985    11,045,166    12,596,151      586,204                 1995
 Distribution/warehouse
  facility leased to                                                                               September 19,        40 yrs.
  Celadon, Inc.                     1,480,600     5,360,400     6,841,000      172,805                 1996
 Office/research
  facility leased to                                                                               November 19,         40 yrs.
  Spectrian Corporation             5,570,775    12,077,323    17,648,098      339,559                 1996
 Retail store leased
  to Garden Ridge                                                                                  December 16,         40 yrs.
  Corporation                       1,857,607     6,204,923     8,062,530      161,586                 1996
 Office/distribution
  facility leased to Knogo                                                                         December 24,         40 yrs.
  North America, Inc.               1,603,488     3,321,512     4,925,000       86,497                 1996
 Office/research facility leased                                                                   January 23,          40 yrs.
  to Scott Companies, Inc.          5,734,782    12,180,574    17,915,356      291,826                 1997
 Child care centers leased                                                                         January 29,          40 yrs.
  to Childtime Childcare, Inc.      1,807,904     4,093,207     5,901,111       49,312                 1997
 Office/research facility                                                                          February 18,         40 yrs.
  leased to QMS, Inc.               1,361,073    12,513,273    13,874,346      273,728                 1997
 Retail/distribution facility
  leased to The Bon-Ton                                                                            April 10,            40 yrs.
  Stores, Inc.                      1,780,000    10,261,885    12,041,885      181,721                 1997


                                  (Continued)

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                           SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

                             as of December 31, 1997



                                                         Initial Cost to            Cost
                                                            Company             Capitalized        Decrease in
                                                   -------------------------    Subsequent to         Net
         Description              Encumbrances        Land        Buildings     Acquisition (a)    Investment(b)
         -----------             --------------    ----------     ----------    ---------------    -------------
Operating Method
(continued):

 Technology/manufacturing
  facility leased to Silgan
  Containers Corporation                              570,670       7,944,330
 Office/research
  facility leased
  to Pagg Corporation               3,200,000       1,080,000       4,469,738
 Office/manufacturing
  facility leased
  to Vermont Teddy
  Bear Co., Inc.                    3,286,273       1,465,000       4,398,874           1,640
 Warehouse/special facility
  leased to Texas Freezer
  Company, Inc.                                       257,458                       3,092,965
 Research facility
  to GDE Systems, Inc.                              3,025,000       9,741,810           9,225
 Office/manufacturing
  facility leased to Westell
  Technologies, Inc.                                2,500,000      14,952,055
 Office/manufacturing
  facility leased to
  Randall International, Inc.                       2,000,000         471,454
 Administration/classroom
  facility leased to Career
  Education Corporation                             1,150,000       8,840,486
 Printing facility leased to
  Perry Graphic Commun-
  ications, Inc. and Judd's
  Incorporated                                        642,000      18,467,948
 Office/banking facility leased
  to Sandwich Bancorp, Inc.                           300,000       1,520,000
                                  -----------     -----------    ------------     -----------      -----------
                                  $72,102,546     $40,921,181    $166,132,734     $22,593,958      $(2,633,473)
                                  ===========     ===========    ============     ===========      ===========

                                                                                                                    Life on which
                                                                                                                    Depreciation
                                      Gross Amount at which Carried                                                  in Latest
                                          at Close of Period (d)(e)                                                 Statement of
                                    -------------------------------------    Accumulated                            Operations
         Description                 Land       Buildings       Total      Depreciation (e)      Date Acquired      is Computed
         -----------               ---------    ---------    -----------   ------------------     -------------     ------------
Operating Method
(continued):

 Technology/manufacturing
  facility leased to Silgan
  Containers Corporation              570,670     7,944,330     8,515,000      107,579             June 13, 1997        40 yrs.
 Office/research
  facility leased
  to Pagg Corporation               1,080,000     4,469,738     5,549,738       50,676             July 8, 1997         40 yrs.
 Office/manufacturing
  facility leased
  to Vermont Teddy
  Bear Co., Inc.                    1,465,000     4,400,514     5,865,514       50,404             July 18 1997         40 yrs.
 Warehouse/special facility
  leased to Texas Freezer                                                                          September 23,        40 yrs.
  Company, Inc.                       257,458     3,092,965     3,350,423                              1997
 Research facility                                                                                 September 28,        40 yrs.
  to GDE Systems, Inc.              3,025,000     9,751,035    12,776,035       71,047                1997
 Office/manufacturing
  facility leased to Westell                                                                       September 29,        40 yrs.
  Technologies, Inc.                2,500,000    14,952,055    17,452,055      109,026                 1997
 Office/manufacturing
  facility leased to                                                                               October 17,          40 yrs.
  Randall International, Inc.       2,000,000       471,454     2,471,454                              1997
 Administration/classroom
  facility leased to Career                                                                        November 12,         40 yrs.
  Education Corporation             1,150,000     8,840,486     9,990,486       27,627                 1997
 Printing facility leased to
  Perry Graphic Commun-
  ications, Inc. and Judd's                                                                        December 16,         40 yrs.
  Incorporated                        642,000    18,467,948    19,109,948       19,237                 1997
 Office/banking facility leased                                                                    December 30,         40 yrs.
  to Sandwich Bancorp, Inc.           300,000     1,520,000     1,820,000                              1997
                                  -----------  ------------  ------------   ----------
                                  $40,993,440  $186,020,960  $227,014,400   $4,360,196
                                  ===========  ============  ============   ==========


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

   (d) At December 31, 1997, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $255,279,488.

   (e)

                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                                 December 31,
                                      ---------------------------------
                                           1996                 1997
                                      ------------        -------------
      Balance at beginning
            of year                   $ 35,449,139        $  84,999,148

      Purchase price adjustment         (2,633,473)

      Additions                         52,183,482          142,021,252

      Dispositions                              --               (6,000)
                                      ------------        -------------

      Balance at close of year        $ 84,999,148        $ 227,014,400
                                      ============        =============


                   Reconciliation of Accumulated Depreciation


                                             December 31,
                                     ---------------------------
                                         1996             1997
                                     ----------       ----------
      Balance at beginning
            of year                  $  390,307       $1,337,513

      Depreciation expense              947,206        3,022,683
                                     ----------       ----------

      Balance at close of year       $1,337,513       $4,360,196
                                     ==========       ==========

                                                                    EXHIBIT 21.3

                           SUBSIDIARIES OF REGISTRANT


            GENA (CA) QRS 12-1, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF CALIFORNIA AND DOING BUSINESS UNDER THE NAME GENA (CA) QRS 12-1, INC.

            BBC (NE) QRS 12-2, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF NEBRASKA AND DOING BUSINESS UNDER THE NAME BBC (NE) QRS 12-2, INC.

            ELWA-BV (NY) QRS 12-3, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF NEW YORK AND DOING BUSINESS UNDER THE NAME ELWA-BV (NY) QRS 12-3, INC.

            ADS (CA) QRS 12-4, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF CALIFORNIA AND DOING BUSINESS UNDER THE NAME OF ADS (CA) QRS 12-4, INC.

            WALS (IN) QRS 12-5, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF CALIFORNIA AND DOING BUSINESS UNDER THE WALS (IN) QRS 12-5, INC.

            ESI (CA) QRS 12-6, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF CALIFORNIA AND DOING BUSINESS UNDER THE NAME OF ESI (CA) QRS 12-6, INC.

            SFC (TX) QRS 12-7, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF TEXAS AND DOING BUSINESS UNDER THE NAME SFC (TX) QRS 12-7, INC.

            SEEDS (TN) QRS 12-9, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF TENNESSEE AND DOING BUSINESS UNDER THE NAME SEEDS (TN) QRS 12-9, INC.

            DELMO (PA) QRS 12-10, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF PENNSYLVANIA AND DOING BUSINESS UNDER THE NAME DELMO (PA) QRS 12-10, INC.

            ABI (TX) QRS 12-11, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF TEXAS AND DOING BUSINESS UNDER THE NAME ABI (TX) QRS 12-11, INC.

            CARDS (CA) QRS 12-12, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF CALIFORNIA AND DOING BUSINESS UNDER THE NAME CARDS (CA) QRS 12-12, INC.

            RSI (NJ) QRS 12-13, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF NEW JERSEY AND DOING BUSINESS UNDER THE NAME RSI (NJ) QRS 12-13, INC.

            TEL (VA) QRS 12-15, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF VIRGINIA AND DOING BUSINESS UNDER THE NAME TEL (VA) QRS 12-15, INC.

            LAX (DE) QRS 12-16, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE AND DOING BUSINESS UNDER THE NAME LAX (DE) QRS 12-16, INC.

            CEL (IN) QRS 12-17, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF INDIANA AND DOING BUSINESS UNDER THE NAME CEL (IN) QRS 12-17, INC.

            SFC (TX) QRS 12-18, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF TEXAS AND DOING BUSINESS UNDER THE NAME SFC (TX) QRS 12-18, INC.

            CTC (MD) QRS 12-19, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF MARYLAND AND DOING BUSINESS UNDER THE NAME CTC (MD) QRS 12-19, INC.

            SPEC (CA) QRS 12-20, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF CALIFORNIA AND DOING BUSINESS UNDER THE NAME SPEC (CA) QRS 12-20, INC.

                           SUBSIDIARIES OF REGISTRANT

                                   (CONTINUED)

            INK (AL) QRS 12-21, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF ALABAMA AND DOING BUSINESS UNDER THE NAME INK (AL) QRS 12-21, INC.

            WEEDS (OK) QRS 12-22, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF OKLAHOMA AND DOING BUSINESS UNDER THE NAME WEEDS (OK) QRS 12-22, INC.

            NOG (NY) QRS 12-23, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF NEW YORK AND DOING BUSINESS UNDER THE NAME NOG (NY) QRS 12-23, INC.

            BUILD (CA) QRS 12-24, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF CALIFORNIA AND DOING BUSINESS UNDER THE NAME BUILD (CA) QRS 12-24, INC.

            BT (PA) QRS 12-25, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF PENNSYLVANIA AND DOING BUSINESS UNDER THE NAME BT (PA) QRS 12-25, INC.

            RSI LOAN (NJ) QRS 12-26, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF NEW JERSEY AND DOING BUSINESS UNDER THE NAME RSI LOAN (NJ) QRS 12-26, INC.

            BAKE (TX) QRS 12-28, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF TEXAS AND DOING BUSINESS UNDER THE NAME BAKE (TX) QRS 12-28, INC.

            ICE (TX) QRS 12-29, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF TEXAS AND DOING BUSINESS UNDER THE NAME ICE (TX) QRS 12-29, INC.

            URSA (VT) QRS 12-30, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF VERMONT AND DOING BUSINESS UNDER THE NAME URSA (VT) QRS 12-30, INC.

            GGAP (MA) QRS 12-31, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF MASSACHUSETTS AND DOING BUSINESS UNDER THE NAME GGAP (MA) QRS 12-31, INC.

            CAN (WI) QRS 12-34, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF WISCONSIN AND DOING BUSINESS UNDER THE NAME CAN (WI) QRS 12-34, INC.

            INFO (CA) QRS 12-35, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF CALIFORNIA AND DOING BUSINESS UNDER THE NAME INFO (CA) QRS 12-35, INC.

            WTI (IL) QRS 12-36, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF ILLINOIS AND DOING BUSINESS UNDER THE NAME WTI (CA) QRS 12-36, INC.

            SOAP (CA) QRS 12-37, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF CALIFORNIA AND DOING BUSINESS UNDER THE NAME SOAP (CA) QRS 12-37, INC.

            BROWN (MN) QRS 12-38, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF MINNESOTA AND DOING BUSINESS UNDER THE NAME BROWN (MN) QRS 12-38, INC.

            NUTRA (TX) QRS 12-39, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF TEXAS AND DOING BUSINESS UNDER THE NAME NUTRA (TX) QRS 12-39, INC.

            PRINT (WI) QRS 12-40, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF WISCONSIN AND DOING BUSINESS UNDER THE NAME PRINT (WI) QRS 12-40, INC.

            CASH (MA) QRS 12-41, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF MASSACHUSETTS AND DOING BUSINESS UNDER THE NAME CASH (MA) QRS 12-41, INC.

            QRS 12-PAYING AGENT, INC., A WHOLLY-OWNED SUBSIDIARY OF REGISTRANT INCORPORATED UNDER THE LAWS OF THE STATE OF NEW YORK AND DOING BUSINESS UNDER THE NAME QRS 12-PAYING AGENT, INC.

                                                         APPENDIX A TO FORM 10-K



                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                AND SUBSIDIARIES



                                                     1997 ANNUAL REPORT

SELECTED FINANCIAL DATA




(In thousands except share amounts)


                                          1993 (1)           1994               1995              1996          1997
                                     ---------        -----------        -----------       -----------       -------
OPERATING DATA:

  Revenues                           $       3        $       465        $     3,994       $    11,434       $25,313

  Net (loss) income                         (3)               (28)             2,115             6,210        12,804

  Basic earnings (loss)
   per share (2)(3)                       (.13)              (.03)               .53               .60           .57


  Weighted average number
   of Shares outstanding-basic                            843,911          4,016,686        10,365,828    22,387,928

  Dividends paid (4)                                          289              2,351             6,780        15,082

  Dividends paid per share                                    .30                .76               .80           .81

  Payments of mortgage
   principal (5)                                                6                262             1,192         1,708




BALANCE SHEET DATA:

  Total consolidated assets                                30,444             81,173           193,294       358,693

  Long-term obligations (6)                                 3,267             19,016            47,734        84,745



(1)  For the period from inception (July 30, 1993) to December 31, 1993.

(2) The Company has a simple capital structure, that is, one with only common stock outstanding. As a result, the Company has presented basic per share amounts only.

(3)  Based on weighted average number of Shares outstanding.

(4) The Company paid two dividends in 1994 applicable to the quarters ended June 30, 1994 and September 30, 1994.

(5)  Represents scheduled mortgage principal amortization paid.

(6) Represents mortgage obligations and deferred acquisition fees due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS


            The Company was formed in 1993 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. In February 1994, the Company commenced a public offering of common stock at $10 per share on a "best efforts" basis. Between May 1994 and January 1996, when the offering concluded, the Company had sold 8,135,992 shares ($81,359,020). In February 1996, the Company commenced a second public offering of common stock at $10 per share on a "best efforts" basis, which concluded in September 1997. For this second offering, the Company issued 20,198,459 Shares ($201,984,590), including 12,666,048 shares ($126,660,480) in 1997. The Company is using the net offering proceeds (except for 1% of proceeds used to maintain a working capital reserve) of this second offering along with limited recourse mortgage financing to acquire additional real estate investments and further diversify the Company's portfolio of real estate investments.

            The Company's primary objectives are to provide rising cash flow and property values, protecting its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. The Company intends to meet this objective by entering into long-term net leases with corporate lessees. The Company's leases, which usually have initial lease terms of 15 to 25 years, typically include rent increase provisions that are either fixed, based upon increases in the Consumer Price Index or, commonly for leases for retail stores, based upon a percentage of sales. Under a net lease, the tenants are generally required to pay substantially all operating expenses related to the leased property, thereby limiting the Company's exposure to the effects of increases in real estate taxes, property maintenance and insurance costs. The Company also negotiates lease covenants that serve to protect its interest in the event of a lessee's reorganization or restructuring. While there is no assurance that the Company will realize its objectives, Management believes that its ability to structure leases with rent escalations and protective covenants are important to meeting the Company's objectives. In addition, the Company has successfully negotiated grants of common stock warrants from selected tenants with the objective of realizing the benefits of appreciation from those grants. During 1997, the Company exercised warrants granted by Etec Systems, Inc. for Etec common stock. Subsequent to the Company's initial transaction with Etec, Etec completed an initial public offering. The fair value of the Etec stock as of December 31, 1997 as reflected in the accompanying consolidated financial statements was approximately $3,174,000. The Company contributed $5,609,000 of equity in its initial transaction with Etec.

            Through December 31, 1997, the Company had invested approximately $279,000,000 of which approximately $179,900,000 was from the proceeds of the offerings and approximately $99,100,000 from limited recourse mortgage financing. The Company has commitments totaling approximately $57,870,000 to complete build-to-suit projects with Randall International, Inc., Texas Freezer and Childtime Childcare, Inc. and an expansion at the Etec property. As of March 31, 1998, the Company has $35,670,000 of cash available for investment. The Company has, since its inception, purchased properties as follows:

            Date Acquired                         Lease Obligor
            -------------                         -------------
            May 13, 1994                          Best Buy Co., Inc.
            July 15, 1994                         Big V Holding Corporation
            October 14, 1994                      Gensia, Inc.
            February 10, 1995                     Wal-Mart Stores, Inc.
            February 16, 1995                     Etec Systems, Inc.
            June 8, 1995 and July 25, 1996        Q Clubs, Inc.
            June 20, 1995                         The Garden Companies, Inc.
            November 9, 1995                      Del Monte Corporation
            November 13, 1995                     Applied Bioscience International, Inc.
            January 4, 1996                       The Upper Deck Company
            February 23, 1996                     Rheometric Scientific, Inc.
            March 11, 1996                        Telos Corporation

            Date Acquired                 Lease Obligor
            -------------                 -------------
            March 28, 1996                Lanxide Corporation
            September 19, 1996            Celadon Group, Inc.
            November 19, 1996             Spectrian Corporation
            December 16, 1996             Garden Ridge Corporation
            December 24, 1996             Knogo North America, Inc.
            January 23, 1997              Scott Companies, Inc.
            January 29, 1997              Childtime Childcare, Inc.
            February 18, 1997             QMS, Inc.
            April 10, 1997                The Bob-Ton Stores, Inc.
            June 13, 1997                 Silgan Containers Corporation
            July 8, 1997                  Pagg Corporation
            July 18, 1997                 Vermont Teddy Bear Co., Inc.
            September 23, 1997            GDE Systems, Inc.
            September 23, 1997            Texas Freezer Company, Inc.
            September 29, 1997            Westell Technologies, Inc.
            October 17, 1997              Randall International, Inc.
            November 12, 1997             Career Education Corporation
            December 16 ,1997             Perry Graphic Communications, Inc.
                                          and Judd's Incorporated.
            December 30, 1997             Sandwich Bancorp, Inc.
            March 23, 1998                NutraMax Products, Inc.


            All of the Company's debt is limited recourse mortgage financing. This means that the Company's mortgage lenders must look solely to the specific properties encumbered by the mortgage and to the tenant obligations on those same properties, that are also generally assigned to the lender as collateral. In the case of mortgage financing that does not fully amortize over its term, the Company would be responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder of each such obligation has recourse only to the collateral. In the event that a balloon payment comes due, the Company would seek to refinance the loans, restructure the debt with the existing lenders, evaluate its ability to satisfy the obligations from its existing resources or sell the property and use the sale proceeds to satisfy the mortgage debt. The Company believes that the ability to refinance balloon payment obligations is enhanced if the long-term lease for the property remains in effect. The Company also evaluates all of its outstanding loans for refinancing opportunities. These opportunities whereby it can lower interest rates on debt may occur as the result of changing market rates or improvements in the credit rating of tenants. No balloon payments on the Company's mortgages are scheduled until 2000. During 1997, the Company obtained $48,412,000 of limited recourse mortgage financing. Because of the high level of uninvested cash held by the Company, mortgage financing has not always been obtained at the time of the purchase of property. Management intends to leverage many of its properties. The Company has received a commitment of $45,000,000 of limited recourse mortgage financing on the Etec properties. However, given the low short-term interest rates on univested cash available at this time, Management has determined that it is more beneficial at present to reduce its uninvested cash by making all cash purchases before obtaining mortgage financing.

            During 1997, the Company's cash flow from operations of $19,956,000 was sufficient to fund payments of dividends of $15,082,000 and $1,708,000 of scheduled debt service principal payments on mortgage debt. The Company's financing and investing activities in 1997, other than paying dividends and paying scheduled mortgage principal installments primarily consisted of the raising of both equity and debt capital and using such funds to purchase investments in real estate. The Company will use the cash generated by these investments to meet its objective of using the cash flow provided from operations to pay quarterly dividends at an increasing rate and increase the Company's equity in real estate by making regular mortgage principal payments. While there is no assurance that this objective will be met, Management believes that with appropriate diversification of real estate investments, its strategy should enable the Company to meet its objective.

            The Company's results of operations for the year ended December 31, 1997 are not directly comparable to the results for the year ended December 31, 1996, as the purchase of properties and increasing the Company's asset base continued throughout 1997. The Company's directly owned real estate assets (before accumulated depreciation) increased from $125,846,000 at December 31, 1996 to $267,981,000 at December 31, 1997. Increases in lease revenues, equity income, interest and general and administrative expenses, property expenses, depreciation and amortization were primarily due to the increases in real estate assets and related mortgage borrowings. The increase in other interest income was due to the increase in cash balances. Interest income will decrease as cash available for investment is utilized for additional real estate purchases. The cash balances maintained after all funds are invested will be substantially less than the current cash balances. The Company's earnings increased by $6,953,000.

            A comparison of the results of operations for the year ended December 31, 1996 with the results of operations for the year ended December 31, 1995 are not directly comparable as real estate investments increased by approximately 115% between 1995 and 1996. Increases in lease revenues, interest expense, depreciation and amortization and property expense are attributable to the increase in real estate assets and related mortgage financing rather than significant changes in existing operations. The increase in other interest income was solely attributable to higher cash balances.

            Because of the long-term nature of the Company's net leases, inflation and changing prices have not unfavorably affected the Company's revenues and net income. The Company's net leases have rent increases based on formulas indexed to increase in the Consumer Price Index, sales overrides or other periodic increases which are designed to increase lease revenues in the future.

            In connection with the purchase of its properties, the Company requires sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that the Company's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, the Company's leases generally require tenants to indemnify the Company from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow the Company to extend leases until such time as a tenant has satisfied its environmental obligations. The Company also attempts to negotiate lease provisions to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions, in the estimation of the Company, are in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of any environmental matters would not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

            The Company's Advisor has responsibility for maintaining the Company's books and records. An Affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues the affiliate believes that such issues will not have a material effect on the Company's operations; however, such assessment has not been completed. The company relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect the Company.

            In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted in 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130.

                        REPORT of INDEPENDENT ACCOUNTANTS






To the Board of Directors of
  Corporate Property Associates 12 Incorporated and Subsidiaries:


            We have audited the accompanying consolidated balance sheets of Corporate Property Associates 12 Incorporated and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1995, 1996 and 1997. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"). Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Advisor, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 12 Incorporated and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                            /s/ Coopers & Lybrand L.L.P.


New York, New York
April 6, 1998

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1997

                                                                 1996                 1997
                                                            -------------        -------------
      ASSETS:

Real estate leased to others:
  Accounted for under the
    operating method:
      Land                                                  $  17,325,553        $  40,993,440
      Buildings                                                67,673,595          186,020,960
                                                            -------------        -------------
                                                               84,999,148          227,014,400
      Accumulated depreciation                                  1,337,513            4,360,196
                                                            -------------        -------------
                                                               83,661,635          222,654,204
Net investment in direct financing leases                      40,846,486           40,966,665
                                                            -------------        -------------
  Real estate leased to others                                124,508,121          263,620,869
Equity investments                                             16,091,935           16,635,180
Cash and cash equivalents                                      50,893,314           72,423,221
Marketable equity securities, at fair value                                          3,174,137
Other assets, net of reserve for uncollected
  rents of $162,137                                             1,800,474            2,839,719
                                                            -------------        -------------
        Total assets                                        $ 193,293,844        $ 358,693,126
                                                            =============        =============

      LIABILITIES:

Limited recourse mortgage notes payable                     $  46,286,159        $  88,893,692
Accounts payable to affiliates                                  2,258,581            3,430,059
Accounts payable and accrued expenses                             256,136              259,189
Deferred acquisition fees payable to an affiliate               3,414,097            6,469,146
Dividends payable                                               2,094,191
Accrued interest payable                                          418,035              650,800
Prepaid rental income and security deposits                     1,379,288            5,416,573
                                                            -------------        -------------
        Total liabilities                                      56,106,487          105,119,459
                                                            -------------        -------------

      SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
  40,000,000 shares; issued and outstanding,
  15,668,403 and 28,334,451 shares
  at December 31, 1996 and 1997                                    15,668               28,334
Additional paid-in capital                                    139,896,651          253,835,934
Dividends in excess of accumulated earnings                    (2,584,954)          (2,768,966)
Unrealized appreciation, marketable equity securities                  --            3,031,300
                                                            -------------        -------------
                                                              137,327,365          254,126,602

Less, treasury stock at cost, 14,395 and 68,043
  shares at December 31, 1996 and 1997                           (140,008)            (552,935)
                                                            -------------        -------------

        Total shareholders' equity                            137,187,357          253,573,667
                                                            -------------        -------------
        Total liabilities and
          shareholders' equity                              $ 193,293,844        $ 358,693,126
                                                            =============        =============


The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1995, 1996 and 1997


                                                              1995              1996              1997
                                                          -----------       -----------       -----------
Revenues:
  Interest income from direct financing
    leases                                                $ 1,221,026       $ 4,559,544       $16,651,513
  Rental income from operating leases                       2,111,998         5,000,989         4,966,730
  Other interest income                                       660,623         1,873,094         3,695,176
                                                          -----------       -----------       -----------
                                                            3,993,647        11,433,627        25,313,419
                                                          -----------       -----------       -----------

Expenses:
  Interest expense                                          1,260,189         3,525,774         6,499,865
  Depreciation                                                390,307           947,206         3,022,683
  General and administrative                                  942,074         1,488,793         2,209,171
  Property expense                                            596,227         1,269,968         2,786,890
  Amortization                                                 12,797            34,085            78,187
                                                          -----------       -----------       -----------
                                                            3,201,594         7,265,826        14,596,796
                                                          -----------       -----------       -----------


      Income before income from
         equity investments                                   792,053         4,167,801        10,716,623


Income from equity investments                              1,322,990         2,042,400         2,086,993
                                                          -----------       -----------       -----------


       Net income                                         $ 2,115,043       $ 6,210,201       $12,803,616
                                                          ===========       ===========       ===========




Basic earnings per share                                  $       .53       $       .60       $       .57
                                                          ===========       ===========       ===========


Weighted average shares outstanding-basic                   4,016,686        10,365,828        22,387,928
                                                          ===========       ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 1995, 1996 and 1997


                                                               Dividends in
                                                Additional      Excess of
                                   Common        Paid-in       Accumulated         Unrealized    Treasury
                                    Stock        Capital         Earnings         Appreciation    Stock         Total
                                   -------    ------------      -----------       ------------   ---------   ------------
Balance at December 31, 1994       $ 2,717     $23,816,551      $   (30,404)                                  $23,788,864

3,837,526 Shares issued
  at $10 per share, net of
  offering costs of $4,430,723       3,838      33,940,699                                                     33,944,537

Common stock subject to
redemption; 526,921 shares            (527)     (5,268,683)                                                    (5,269,210)

Dividends declared                                               (3,194,766)                                   (3,194,766)

Net income                                                        2,115,043                                     2,115,043
                                   -------     -----------      -----------                                   -----------

Balance at December 31, 1995         6,028      52,488,567       (1,110,127)                                   51,384,468

9,117,364 Shares issued
  at $10 per share, net of
  offering costs of $8,988,624       9,117      82,175,899                                                     82,185,016

Dividends declared                                               (7,684,030)                                   (7,684,030)

Net income                                                        6,210,201                                     6,210,201

Repurchase of 14,395 shares                                                                      $(140,008)      (140,008)

Reclassification of common stock
  subject to redemption at end of
  redemption period, 523,171
  shares                               523       5,232,185             (998)                                    5,231,710
                                   -------    ------------      -----------                       --------   ------------

Balance at December 31, 1996        15,668     139,896,651       (2,584,954)                      (140,008)   137,187,357

12,666,048 Shares issued
  at $10 per share, net of
  offering costs of $12,708,531     12,666     113,939,283                                                    113,951,949

Unrealized appreciation  --
marketable equity securities                                                       $3,031,300                   3,031,300

Dividends declared                                              (12,987,628)                                  (12,987,628)

Net income                                                       12,803,616                                    12,803,616

Repurchase of 53,648 shares                                                                       (412,927)      (412,927)
                                   -------    ------------      -----------        ----------    ---------    -----------

Balance at December 31, 1997       $28,334    $253,835,934      $(2,768,966)       $3,031,300    $(552,935)  $253,573,667
                                   =======    ============      ===========        ==========    =========   ============


The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

              For the years ended December 31, 1995, 1996 and 1997

                                                                      1995                      1996                  1997
                                                                 ------------                -----------          ------------
Cash flows from operating activities:
  Net income                                                     $  2,115,043                $ 6,210,201          $ 12,803,616
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                   403,104                    981,291             3,100,870
      Straight-line adjustments and other
        noncash rent adjustments                                      (94,658)                  (164,456)             (491,601)
      Income from equity investments in excess
        of distributions received                                     (71,462)                  (294,055)             (543,245)
      (Increase) decrease in other assets                            (382,325)                   (85,685)           (1,032,332)
      Increase in prepaid rental income
        and security deposits                                         884,581                    494,707             4,037,285
      Provision for uncollected rents                                                                                  162,137
      Increase in accounts payable (a)                                 49,721                     59,859                95,189
      Increase in accounts payable to affiliates (a)                  649,658                    263,293             1,590,907
      Increase in accrued interest payable                            107,425                    281,949               232,765
                                                                 ------------                -----------          ------------

           Net cash provided by operating activities                3,661,087                  7,747,104            19,955,591
                                                                 ------------                -----------          ------------

Cash flows from investing activities:
  Refund of real estate purchase price                                                         2,633,473
  Purchase of stock warrants                                                                    (124,000)
  Capital distributions from (contributions in)
      equity investments                                            1,375,000                 (5,158,908)
  Purchases of real estate and other capitalized
      costs                                                       (41,577,236)               (77,739,925)         (138,960,203)
                                                                 ------------               ------------          ------------

           Net cash used in investing activities                  (40,202,236)               (80,389,360)         (138,960,203)
                                                                 ------------               ------------          ------------

Cash flows from financing activities:
  Proceeds from stock issuance, net of costs                       33,944,537                 82,185,016           113,951,949
  Dividends paid                                                   (2,350,687)                (6,779,669)          (15,081,819)
  Payments of mortgage principal                                     (262,013)                (1,191,750)           (1,707,976)
  Prepayment of mortgage payable                                   (3,313,866)                (2,949,629)           (4,096,000)
  Proceeds from issuance of mortgages                              18,375,000                 32,300,000            48,411,509
  Deferred financing costs                                           (273,770)                   (90,654)             (530,217)
  Purchase of treasury stock                                                                    (140,008)             (412,927)
  Redemption of stock                                                                            (37,500)
                                                                 ------------               ------------          ------------

           Net cash provided by financing activities               46,119,201                103,295,806           140,534,519
                                                                 ------------               ------------          ------------

           Net increase in cash and cash equivalents                9,578,052                 30,653,550            21,529,907

Cash and cash equivalents, beginning of period                     10,661,712                 20,239,764            50,893,314
                                                                 ------------               ------------          ------------

      Cash and cash equivalents, end of period                   $ 20,239,764               $ 50,893,314          $ 72,423,221
                                                                 ============               ============          ============

Supplemental Disclosure of noncash investing activities:

  Deferred acquisition fee payable to affiliate                  $    865,172               $  1,836,458          $  3,055,049
                                                                 ============               ============          ============

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

     Basis of Consolidation:

        The consolidated financial statements include the accounts of Corporate
          Property Associates 12 Incorporated and its wholly-owned subsidiaries (collectively, the "Company"). All material interentity transactions have been eliminated.

      Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the recoverability of real estate assets. Actual results could differ from those estimates.

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

               Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases, and expenses (including depreciation) are charged to operations as incurred.

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

        The Company assesses the recoverability of its real estate assets including residual interests based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

      Depreciation:

        Depreciation is computed using the straight-line method over the estimated useful lives of properties - generally 40 years.

      Cash Equivalents:

        The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



          funds. At December 31, 1996 and 1997, the Company's cash and cash equivalents were held in the custody of two financial institutions.

      Offering Costs:

        Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares to shareholders.


      Marketable Equity Securities:



       The Company's marketable equity securities which consist of 68,261 shares of common stock of Etec Systems, Inc. ("Etec"), are classified as available-for-sale securities and are reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a separate component of Shareholder's equity until realized. As of December 31, 1997, fair value of the Etec common stock reflects unrealized appreciation of $3,174,137. The cost basis in the Etec common stock is carried on the Company's books at a nominal cost at December 31, 1997.

      Equity Investments:

        The Company's interests in three general partnerships in which its ownership interests range from 37% to 50%, are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

      Other Assets:

        Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancing and are over the terms of the mortgages. Deferred rental income is the aggregate difference for operating leases between scheduled rents which vary during the lease term and income recognized on a straight-line basis.

      Deferred Acquisition Fees:

        Fees are payable for services provided by Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor") to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments with each installment equal to .25% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the 2%/25% Guidelines (see Note 3).


      Earnings Per Share:

        In February 1997, the Financial Accounting Standards Board issued
          Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which establishes standards for computing and presenting earnings per share. The adoption of SFAS No. 128 had no impact on the Company's financial statements because the Company has a simple capital structure, that is, one with only common stock outstanding. As a result, the Company has presented basic per-share amounts for all periods presented in the statements of income.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


      Federal Income Taxes:

        The Company qualifies as a real estate investment trust ("REIT") for the years ended December 31, 1995, 1996 and 1997 under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes, provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions.


      Reclassification:

        Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.


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

        On February 2, 1996, the Company commenced an offering (the "Second
          Offering") for a maximum of 20,000,000 shares of common stock. The shares were offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per share. On August 22, 1997, the Company registered an additional 300,000 shares under the Second Offering. The Second Offering was concluded on September 18, 1997, at which time 20,198,459 ($201,984,590) shares were issued, including 12,666,048 shares issued in 1997. It is anticipated that approximately 87% of the funds raised in the Second Offering will be invested in real estate. The remaining funds were used to establish a working capital reserve and to pay costs related to the Second Offering.

 3.  Transactions with Related Parties:

        The Company's asset management and performance fees are each 1/2 of 1% of Average Invested Assets, as defined in the Prospectus of the Company. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. Asset management fees were $291,980 in 1995, $631,051 in 1996 and $1,202,124 in 1997 with performance fees in like amount. General and administrative expense reimbursements were $618,591 in 1995, $747,779 in 1996 and $1,121,018 in 1997.

        Pursuant to its advisory agreement, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property and the day-to-day administration and management of the Company. The Advisor and certain affiliates receive fees and compensation in connection with the Offering and the operation of the Company, including reimbursement for organization and offering expenses, acquisition and structuring fees, reimbursement for expenses incurred by the Advisor in connection with the administration of the Company, asset management and performance fees, and loan refinancing fees, and may


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          ultimately receive subordinated disposition fees, that are dependent on the Company's performance. In connection with performing services related to the Company's real estate purchases in 1995, 1996, and 1997, affiliates of the Company received structuring and development fees of $605,972, $1,284,619 and $2,156,038, respectively. Fees are paid only in connection with completed transactions. The affiliate is entitled to receive deferred acquisition fees of $6,469,146 over a period of no less than eight years, subject to the 2%/25% Guidelines limitation described below.

        In the future, real property may be acquired by limited partnerships, REITs or other entities formed by affiliates of the Advisor and, accordingly, transactions with related parties may arise between the Company and affiliated entities. The Company's interests in properties jointly held with affiliates range from 37% to 50%. The Company accounts for its undivided interest in assets and liabilities relating to tenants-in-common interests on a proportional basis. Ownership interests in general partnerships and a limited liability company, owned with an affiliate, are accounted for under the equity method.

        The Advisor shall reimburse the Company at least annually for the amount by which operating expenses of the Company exceed the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Prospectus. If in any year when the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on such unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only to the extent such reimbursement would not cause the Company's operating expenses to exceed the 2%/25% Guidelines in any such year.

        For the years ended December 31, 1995, 1996 and 1997, fees aggregating
          $35,649, $348,733 and $79,377, respectively, were incurred for legal services provided by a firm in which the Secretary, until July 1997, of the Company and of the Corporate General Partner of the Advisor is a partner.

        The Company is a participant in an agreement with W.P. Carey & Co., Inc.
          ("W.P. Carey") and certain affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred in 1995, 1996 and 1997 were $11,248, $26,851 and $69,825, respectively.


 4.  Real Estate Leased to Others Accounted for Under the Operating Method:

        Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $23,309,000 in 1998; $23,564,000 in 1999; $23,586,000 in 2000; $23,743,000 in
          2001; $23,820,000 in 2002 and aggregate approximately $391,766,000 through 2018.

        Contingent rents were approximately $19,000 in 1995, $9,000 in 1996 and $32,000 in 1997.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

 5.  Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                        December 31
                                            ---------------------------------,
                                                1996                  1997
                                            ------------         ------------
        Minimum lease payments
          receivable                        $ 98,389,173         $ 88,289,457
        Unguaranteed residual value           40,581,966           40,581,966
                                            ------------         ------------
                                             138,971,139          128,871,423
        Less: Unearned income                 98,124,653           87,904,758
                                            ------------         ------------
                                            $ 40,846,486         $ 40,966,665
                                            ============         ============

        Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases are approximately $4,792,000 in 1998, $4,898,000 in each of the years 1999 through 2002 and aggregate approximately $88,289,000 through 2018.


6.   Mortgage Notes Payable:

        Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a gross amount of approximately $174,425,000. As of December 31, 1997, mortgage notes payable had interest rates ranging from 7.53% to 10.5% per annum.

        Scheduled principal payments during each of the next five years following December 31, 1997 are as follows:

          Year Ending December 31,
          ------------------------
            1998                               $ 9,809,963
            1999                                 1,940,171
            2000                                16,637,468
            2001                                 1,949,466
            2002                                 6,524,021
            Thereafter                          52,032,603
                                               -----------
               Total                           $88,893,692

        Interest paid was $1,152,764 in 1995, $3,243,825 in 1996 and $5,932,311
          in 1997.

        Inconnection with the placement of mortgages, fees of $276,139, $513,847 and $862,415 were paid to an affiliate of the Company in 1995, 1996 and 1997, respectively.


 7.  Dividends:

        Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 1997, dividends paid per share reported for tax purposes were as follows:

                                   1995              1996          1997
                                   ----              ----          ----
  Ordinary income                  $0.76             $0.68        $ .81
  Return of capital                                   0.12
                                   -----             -----        -----
                                   $0.76             $0.80        $ .81
                                   =====             =====        =====


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

 8.  Industry Segment Information:

        The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of 1995, 1996 and 1997 lease revenues are as follows:


                                                               1995              1996              1997
                                                           -----------       -----------       -----------
      Per Statements of Income:
       Interest income from direct
         financing leases                                  $ 1,221,026       $ 4,559,544       $16,651,513
       Rental income from operating leases                   2,111,998         5,000,989         4,966,730
      Adjustment:
       Share of lease revenues from
         equity investments                                  3,110,209         4,419,078         4,422,114
                                                           -----------       -----------       -----------
                                                           $ 6,443,233       $13,979,611       $26,040,357
                                                           ===========       ===========       ===========

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



        In 1995, 1996 and 1997, the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                                         1995        %              1996          %              1997         %
                                                         ----       ---             ----         --              ----         --
         Spectrian Corporation                                                  $   223,704       2%         $ 1,925,000      7%
         Scott Companies, Inc.                                                                                 1,826,069      7
         Best Buy Co., Inc. (a)                      $1,801,209      28%          1,797,435      13            1,793,239      7
         Etec Systems, Inc.                           1,210,652      19           1,208,583       9            1,556,393      6
         QMS, inc.                                                                                             1,454,097      6
         Telos Corporation                                                        1,166,936       8            1,447,000      5
         Q Clubs, Inc.                                  374,263       6             979,795       7            1,390,123      5
         The Upper Deck Company (a)                                               1,312,643       9            1,319,875      5
         Gensia, Inc. (a)                             1,309,000      20           1,309,000       9            1,309,000      5
         Applied Bioscience International, Inc.         173,600       3           1,302,000       9            1,302,000      5
         Del Monte Corporation                                                      643,125       5            1,286,250      5
         Lanxide Corporation                                                        770,086       5            1,030,000      4
         Garden Ridge Corporation                                                    36,738                      995,764      4
         The Bon-Ton Stores, Inc.                                                                                921,294      4
         Rheometric Scientific, Inc.                                              1,005,901       7              859,589      3
         The Garden Companies, Inc.                     432,804       7             816,400       6              816,400      3
         Big V Holding Corporation                      788,222      12             800,221       6              813,741      3
         Celadon Group, Inc.                                                        198,333       2              703,944      3
         Knogo North America, Inc.                                                   11,485                      524,000      2
         Silgan Containers Corporation                                                                           491,260      2
         Westell Technologies, Inc.                                                                              441,853      2
         Wal-Mart Stores, Inc.                          353,483       5             397,226       3              397,226      2
         GDE Systems, Inc.                                                                                       334,734      1
         Vermont Teddy Bear Co., Inc.                                                                            296,857      1
         Pagg Corporation                                                                                        284,628      1
         Childtime Childcare, Inc.                                                                               218,813      1
         Career Education Corporation                                                                            202,701      1
         Perry Graphic Communications, Inc.
             and Judd's Incorporated                                                                              82,800
         Sandwich Bancorp, Inc.                                                                                   15,707
                                                     ----------     ---         -----------     ---          -----------    ---
                                                     $6,443,233     100%        $13,979,611     100%         $26,040,357    100%
                                                     ==========     ===         ===========     ===          ===========    ===


(a) Represents the Company's proportionate share of lease revenues from its equity investment.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



9.   Purchases of Real Estate:


     Randall International, Inc.:

        On October 17, 1997, the Company purchased land in Carlsbad, California for $2,000,000 on which an 88,329 square foot manufacturing, distribution and warehouse facility is being constructed, pursuant to net lease and construction agency agreements with Randall International, Inc ("Randall"). The Randall build-to-suit is expected to be completed no later than November 30, 1998, with the Company's total project costs not to exceed $7,102,000.

        The lease provides for a primary lease term commencing November 1, 1997 through the completion date, with monthly rent payable based the weighted average of the Company's share of project costs advanced. The lease provides for a fifteen year initial lease term, commencing with the completion date. During the initial lease term, annual rent will amount to the sum of (i) the lesser of $693,072 and 10.7% multiplied by project costs, plus (ii) 10.7% of amounts advanced, if any, from a $250,000 allowance for any necessary changes in plans.


     Career Education Corporation:

        On November 12, 1997, the Company purchased land and building in Mendota
           Heights, Minnesota for $9,985,799 and assumed an existing net lease with Brown Institute Ltd., the obligations of which are unconditionally guaranteed by its parent company, Career Education Corporation.

        The lease provides for a lease term of eleven years and five months with two five-year renewal terms with annual rent of $1,115,100 for the first three years, subsequent to a free-rent period ending February 28, 1998. Scheduled rents are as follows: $1,218,940 in lease years 4-6; $1,331,040 in lease years 7-9; and $1,454,845 in lease years
           10-11.


     Perry Graphic Communications, Inc. and Judd's Incorporated:

        On December 16, 1997, the Company purchased land and six buildings in Baraboo and Waterloo, Wisconsin for $19,027,148 and entered into a net lease agreement with Perry Graphic Communications, Inc. and Judd's Incorporated, as joint tenants. The lease term is for 20 years with three five-year renewal terms and initially provides for annual rent of $1,888,875, with scheduled rent increases of 10% every five years.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


     Sandwich Bancorp, Inc.:

        On December 30, 1997, the Company purchased land and the office headquarters and two branch facilities in Bourne, Sandwich and Wareham, Massachusetts of Sandwich Co-operative Bank ("Sandwich") for $1,820,000 and entered into a net lease agreement with Sandwich. The lease provides for a term of 20 years with three five-year renewal terms with annual rent of $182,490 and annual increases based on a formula indexed to increases in the Consumer Price Index. The lease obligations are unconditionally guaranteed by Sandwich's parent company, Sandwich Bancorp, Inc.

        In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received acquisition fees of $242,389, $513,847 and $862,415 in 1995, 1996 and 1997.



10.  Property Leased to QMS, Inc.:

        In February 1997, the Company purchased land and building in Mobile, Alabama for $13,874,000 and entered into a net lease agreement with QMS, Inc. ("QMS"). The lease has a term of 15 years with six five-year renewal terms and provides for annual rent of $1,689,375 with rent increases scheduled every three years based on a formula indexed to increases in the CPI. In connection with the transaction, the Company received warrants to purchase 100,000 shares of common stock of QMS at a purchase price of $6.50 exercisable at any time through December 2001.

        As a result of a restructuring, QMS incurred certain charges that resulted in violation of certain financial covenants for tangible net worth and fixed charge coverage ratios under the lease agreement. On December 8, 1997, the Company agreed to waive QMS's default for noncompliance with these financial covenants for a one year period, starting October 1997, in consideration for a $1,300,000 prepayment of rent and a reduction of the exercise price of the warrants for QMS common stock from $6.50 per share to $4.00 per share. The Company will pay QMS interest on the $1,300,000 at an interest rate equal to it's short term money market rate, starting March 1, 1998.

        The $1,300,000 received from the prepayment of rent has been applied as a principal prepayment on the mortgage loan collateralized by the QMS property. The lender has reamortized the loan and reduced monthly principal payments from $24,303 to $20,645.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



11.  Equity Investments:

        The Company holds a 37% interest in BB Property Company ("BB Property"), a general partnership which net leases 17 retail stores to Best Buy Co., Inc., a 50% interest in Gena Property Company ("Gena"), a general partnership that net leases two office buildings to Gensia, Inc. and a 50% interest in Cards Limited Liability Company ("Cards LLC"), a general partnership that net leases office and manufacturing facilities to The Upper Deck Company. The interest in Cards LLC was purchased in January 1996. Summarized financial information of Gena, BB Property, and Cards LLC is as follows:


        Summarized financial information of Gena is as follows:

            (In thousands)

                                                1995        1996        1997
                                                ----        ----        ----
            Assets                             $22,287     $21,826     $21,274
            Liabilities                         12,382      11,832      11,235
            Capital                              9,905       9,994      10,039

            Revenues                             2,618       2,618       2,618
            Expenses                             1,470       1,439       1,387
            Net income                           1,148       1,179       1,231



        Summarized financial information of BB Property is as follows:

            (In thousands)

                                                1995        1996        1997
                                                ----        ----        ----
            Assets                            $ 45,841    $ 45,739    $ 45,626
            Liabilities                         31,470      30,755      29,994
            Shareholders' equity                14,371      14,984      15,632
            Revenues                             4,868       4,858       4,846
            Interest and other expenses          2,844       2,786       2,756
            Net income                           2,024       2,072       2,090

        Summarized financial information of Cards LLC is as follows:

            (In thousands)

                                                            1996        1997
                                                            ----        ----
            Assets                                         $26,581     $26,729
            Liabilities                                     15,704      15,511
            Capital                                         10,877      11,218

            Revenues                                         2,632       2,640
            Expenses                                         1,259       1,244
            Net income                                       1,373       1,396


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


12.  Subsequent Events:

     A. In February 1995, the Company purchased land and buildings in Heyward, California for $11,860,000 and entered into a net lease with ETEC Systems, Inc. ("Etec"). In connection with the transaction, the Company was granted warrants for 159,314 shares of Etec common stock, exercisable at $0.45 share. In August 1996, the Company agreed to cancel rights to 90,546 warrants in exchange for a refund of approximately $2,634,000 of the original purchase price. At that time, the Company entered into a commitment to construct of an additional building at the Etec property, and, in January 1997, the Company purchased such building for $5,241,000.

        In February 1998, the Company entered into a series of transactions including paying off the existing limited recourse mortgage loan on the Etec properties, purchasing additional improvements at the Etec property of approximately $11,518,000, entering into a commitment and construction agency agreement to fund additional improvements of up to $52,356,000 (the "Project II Improvements"), amended the existing lease with Etec and transferred ownership of the Etec property to a limited liability company, ET LLC. In addition, on April 3, 1998, ET LLC received a commitment for $45,000,000 of limited recourse mortgage financing on the Etec property.

        As amended, the initial term of the Etec lease has been extended through May 2014 with three five-year renewal terms at Etec's option. After completion of the Project II improvements, which is anticipated for May 1999, annual rent, assuming that entire Project II Improvement funding commitment is needed, will be approximately $8,622,000 with increases every three years based on increases to the CPI.

        Under the ET LLC limited liability company agreement., the Company initially has a 99.99% interest in the Project II improvements and a 100% interest in the existing Etec properties. Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, initially has a .01% interest in the Project II improvements with a commitment to increase such interest as much as a 49.99% interest in the Project II Improvements. CPA(R):14's equity commitment; however, will be limited to ten percent of the gross proceeds of its public offering which is currently in registration.

        In September 1997, the Company elected to exercise a cashless conversion of its remaining 68,768 Etec warrants for 68,261 shares of Etec common stock. At December 31, 1997, based on the stock's quoted per-share value, the Etec shares have a fair value of approximately $3,174,000.


     B. On March 23, 1998, the company purchased land and building in Houston, Texas for $7,199,000 and assumed an existing lease with First Aid Products, Inc. ("First Aid"), as lessee. The obligations of First Aid are unconditionally guaranteed by its parent company, NutraMax Products, Inc. The lease has an initial term through April 2013 with a five-year renewal term at the option of the lessee. Annual rent is $817,773 with annual increases starting in May 1998 based on increases in the CPI, capped at 5%.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


13.  Disclosures About Fair Value of Financial Instruments:

        The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

        The Company estimates that the fair value of mortgage notes payable at December 31, 1996 and 1997 approximates the carrying value of such mortgage notes. The fair value of the mortgage notes payable was evaluated using a cash flow model with a discount rate that takes into account the credit of the tenant and interest rate risk.

        In conjunction with executing a number of its leases, the Company was granted warrants to purchase common stock of the lessee or lease guarantor. To the extent that the lessee is not a publicly traded company, the warrants were judged at the time of issuance to be speculative in nature and a nominal cost basis is attributed to them. The Company believes it is not practicable to estimate the fair value of its stock warrants for closely-held companies. For publicly traded companies, fair value represents the amount by which quoted market value of common stock exceeds the exercise price at December 31, 1997. The Company has warrants for 15,500 shares of Lanxide Corporation ("Lanxide") common stock, 150,000 shares of Vermont Teddy Bear Co., Inc. ("Vermont Teddy Bear") common stock, 100,000 shares of QMS common stock and 464,260 shares of Rheometric Scientific, Inc. ("Rheometric") common stock, all of which have publicly traded common stock. There is no market for the stock warrant of these companies. As of December 31, 1997, the exercise price of the warrants of these publicly-traded companies was in excess of the quoted value of the common stock. The warrants for Vermont Teddy Bear, Rheometric and QMS are carried on the books at a nominal cost. The Lanxide warrants are carried on the books for $124,000.


14.  Accounting Pronouncements:

        In June 1997, the FASB issued Statement of Financial Accounting
           Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted in 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130.

PROPERTIES

 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
   OBLIGOR                        TYPE OF PROPERTY                     LOCATION                        INTEREST
--------------                    ----------------                     --------                    ------------------
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

WAL-MART STORES, INC.             Distribution                         Greenfield,                 Ownership of land
                                  Facility                             Indiana                     and building (1)

ETEC SYSTEMS, INC.                Office/Manufacturing                 Hayward,                    Ownership of land
                                  Facilities                           California                  and buildings (1)

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

RHEOMETRIC                        Office/Manufacturing                 Piscataway,                 Ownership of land
SCIENTIFIC, INC.                  and Warehouse Facility               New Jersey                  and buildings

 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
   OBLIGOR                        TYPE OF PROPERTY                     LOCATION                        INTEREST
--------------                    ----------------                     --------                    ------------------
TELOS                             Office Facility                      Loudon County,              Ownership of land
CORPORATION                                                            Virginia                    and buildings (1)

LANXIDE                           Research and                         Newark,                     Ownership of land
CORPORATION                       Development Facility                 Delaware                    and buildings (1)

CELADON GROUP,                    Distribution/                        Indianapolis,               Ownership of land
INC.                              Warehouse Facility                   Indiana                     and buildings

SPECTRIAN                         Office/Research                      Sunnyvale,                  Ownership of land
CORPORATION                       Facility                             California                  and building (1)

GARDEN RIDGE                      Retail Store                         Tulsa,                      Ownership of land
CORPORATION                                                            Oklahoma                    and building (1)

KNOGO NORTH                       Office/Distribution                  Hauppauge,                  Ownership of land
AMERICA, INC.                     Facility                             New York                    and building (1)

SCOTT COMPANIES, INC.             Office/Research                      San Leandro,                Ownership of land
                                  Facility                             California                  and building (1)

CHILDTIME CHILDCARE,              Childcare Centers                    Chandler, Arizona;          Ownership of land
INC.                              (under construction)                 Fleming Island, Florida;    and building (1)
                                                                       Ackworth, Georgia;
                                                                       Hauppauge, New York;
                                                                       Sugarland and
                                                                       New Territory, Texas
                                                                       and Silverdale, Washington

QMS, INC.                         Office/Research                      Mobile,                     Ownership of land
                                  Facility                             Alabama                     and building (1)

THE BON-TON                       Retail and Distribution              Allentown and               Ownership of land
STORES, INC.                      Facilities                           Johnstown,                  and buildings (1)
                                                                       Pennsylvania

SILGAN CONTAINERS                 Technology/Manufacturing             Menomonie and               Ownership of land
CORPORATION                       Facilities                           Oconomowoc,                 and buildings
                                                                       Wisconsin


PAGG CORPORATION                  Office/Research                      Milford,                    Ownership of land
                                  Facility                             Massachusetts               and building (1)

VERMONT TEDDY                     Office/ Manufacturing                Shelburne,                  Ownership of land
BEAR CO., INC.                    Facility                             Vermont                     and building (1)

GDE SYSTEMS,                      Research Facility                    San Diego,                  Ownership of land
INC.                                                                   California                  and building

TEXAS FREEZER                     Warehouse/Special                    Dallas,                     Ownership of land
COMPANY, INC.                     Purpose Facility                     Texas                       and building
                                  (Under construction)

 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
   OBLIGOR                        TYPE OF PROPERTY                     LOCATION                        INTEREST
--------------                    ----------------                     --------                    ------------------
WESTELL TECH-                     Office/ Manufacturing                Aurora,                     Ownership of land
NOLOGIES, INC.                    Facility                             Illinois                    and buildings


RANDALL                          Office/Manufacturing                  Carlsbad,                  Ownership of land
INTERNATIONAL, INC.              and Warehouse Facility                California                 and building
                                 (under construction)


CAREER EDUCATION                 Administration/                       Mendota                    Ownership of land
CORPORATION                      Classroom Facility                    Heights,                   and building
                                                                       Minnesota


PERRY GRAPHIC                    Printing Facilities                   Baraboo and                Ownership of land
COMMUNICATIONS, INC.                                                   Waterloo,                  and buildings
and JUDD'S INCORPORATED                                                Wisconsin



SANDWICH BANCORP,                Office/Banking                        Bourne,                    Ownership of land
INC.                             Facilities                            Sandwich and               and buildings (2)
                                                                       Wareham,
                                                                       Massachusetts


(1) These properties are encumbered by mortgage notes payable.

MARKET FOR THE PARTNERSHIP'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS



            Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company.

            As of December 31, 1997 there were 14,091 holders of record of the Shares of the Company.

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

                                       1995              1996                1997
                                     -------           -------             -------
                  First quarter      $.18125           $.20050             $. 2015
                  Second quarter      .18750            .20080              . 2017
                  Third quarter       .19375            .20100              . 2019
                  Fourth quarter      .20025            .20125              . 2021
                                     -------           -------             -------
                                     $.76275           $.80355             $. 8072
                                     =======           =======             =======



REPORT ON FORM 10-K



            The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.