Form 10-Q
period 1998-03-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1998-05-20
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   March 31, 1998
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from _____________________ to ________________________

Commission file number                          033-68728
                       ---------------------------------------------------------

      CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED, a Maryland corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                   13-3726306
--------------------------------------------------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                              10020
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


                                                            |X| Yes  |_| No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                            |_| Yes  |_| No


                28,249,965 shares of common stock; $.001 Par Value
                           outstanding at May 18, 1998

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I

Item 1. - Financial Information*

         Condensed Consolidated Balance Sheets, as of December 31,
         1997 and March 31, 1998                                            2

         Condensed Consolidated Statements of Income for the three
         months ended March 31, 1997 and 1998                               3

         Condensed Consolidated Statements of Comprehensive Income
         for the three months ended March 31, 1997 and 1998                 4

         Condensed Consolidated Statement of Cash Flows for the three
         months ended March 31, 1997 and 1998                               5


         Notes to Condensed Consolidated Financial Statements             6-8

Item 2. - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9-10


PART II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders              11


Item 6. - Exhibits and Reports on Form 8-K                                 11


Signatures                                                                 12

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            December 31,      March 31,
                                                                               1997              1998
                                                                           -------------    -------------
                                                                              (Note)         (Unaudited)
      ASSETS:
Land and buildings,
   net of accumulated depreciation of
   $4,360,196 at December 31, 1997 and
   $5,500,011 at March 31, 1998                                            $ 222,654,204    $ 244,901,695
Net investment in direct financing leases                                     40,966,665       40,999,019
Equity investments                                                            16,635,180       16,860,093
Cash and cash equivalents                                                     72,423,221       38,909,891
Marketable securities, at fair value                                           3,174,137        4,057,399
Other assets, net of reserve for uncollected rents
   of $162,137 at December 31, 1997 and
   $215,597 at March 31, 1998                                                  2,839,719        3,846,683
                                                                           -------------    -------------
        Total assets                                                       $ 358,693,126    $ 349,574,780
                                                                           =============    =============

      LIABILITIES:

Limited recourse mortgage notes payable                                    $  88,893,692    $  80,460,041
Accrued interest payable                                                         650,800          596,533
Accounts payable to affiliates                                                 3,430,059        4,085,730
Accounts payable and accrued expenses                                            259,189          282,473
Prepaid rental income and security deposits                                    5,416,573        5,292,650
Deferred acquisition fees payable to an affiliate                              6,469,146        6,843,468
                                                                           -------------    -------------
        Total liabilities                                                    105,119,459       97,560,895
                                                                           -------------    -------------

Commitments and contingencies

      SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 40,000,000 shares;
   issued and outstanding 28,334,451 shares at December 31, 1997
   and March 31, 1998                                                             28,334           28,334
Additional paid-in capital                                                   253,835,934      253,835,934
Unrealized appreciation, marketable securities                                 3,031,300        3,846,166
Dividends in excess of accumulated earnings                                   (2,768,966)      (4,985,643)
                                                                           -------------    -------------
                                                                             254,126,602      252,724,791

Less common stock in treasury at cost,
   68,043 and 84,486 shares at December 31, 1997
     and March 31, 1998                                                         (552,935)        (710,906)
                                                                           -------------    -------------

        Total shareholders' equity                                           253,573,667      252,013,885
                                                                           -------------    -------------
        Total liabilities and shareholders' equity                         $ 358,693,126    $ 349,574,780
                                                                           =============    =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 1997 has been derived from the audited condensed consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        Three Months Ended
                                                  March 31, 1997 March 31, 1998
                                                  -------------- --------------
Revenues:
  Rental income from operating leases               $  3,037,949   $  6,070,726
  Interest income from direct financing leases         1,286,677      1,231,691
  Other interest income                                  455,029        744,579
                                                    ------------   ------------
                                                       4,779,655      8,046,996
                                                    ------------   ------------

Expenses:
  Interest                                             1,204,217      1,950,116
  Depreciation                                           525,254      1,139,815
  General and administrative                             425,704        511,843
  Property expense                                       567,552      1,078,936
  Amortization                                            13,759         19,084
                                                    ------------   ------------
                                                       2,736,486      4,699,794
                                                    ------------   ------------

   Income before income from equity investments
      and extraordinary item                           2,043,169      3,347,202

Income from equity investments                           507,056        534,546
                                                    ------------   ------------

   Income before extraordinary item                    2,550,225      3,881,748

Extraordinary loss on extinguishment of debt                           (379,247)
                                                    ------------   ------------

   Net income                                       $  2,550,225   $  3,502,501
                                                    ============   ============

Basic income per common share before
  extraordinary item                                $        .15   $        .14
Extraordinary item                                                         (.02)
                                                    ------------   ------------
   Basic income per share                           $        .15   $        .12
                                                    ============   ============

Weighted average shares outstanding - basic           16,679,592     28,260,379
                                                    ============   ============

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                        Three Months Ended
                                                  March 31, 1997 March 31, 1998
                                                  -------------- --------------
Net income                                          $  2,550,225   $  3,502,501
                                                    ------------   ------------

Other comprehensive income:
  Unrealized gains on securities during the period         8,595        814,866
                                                    ------------   ------------
  Other comprehensive income                               8,595        814,866
                                                    ------------   ------------

  Comprehensive income                              $  2,558,820   $  4,317,367
                                                    ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        ----------------------------
                                                                             1997           1998
                                                                             ----           ----
Cash flows from operating activities:
  Net income                                                            $  2,550,225    $  3,502,501
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                            539,013       1,158,899
    Straight-line rent adjustments and other noncash rent adjustments        (64,114)       (470,849)
    Income from equity investments in excess
     of distributions received                                              (235,885)       (224,913)
    Change in security deposits, net                                       1,262,500
    Extraordinary charge on extinguishment of debt                                           379,247
    Provision for uncollected rent                                                            53,460
    Change in operating assets and liabilities                               226,280        (208,644)
                                                                        ------------    ------------
       Net cash provided by operating activities                           4,278,019       4,189,701
                                                                        ------------    ------------

Cash flows from investing activities:
  Purchases of real estate and additional capitalized costs              (39,145,749)    (23,012,984)
                                                                        ------------    ------------
       Net cash used in investing activities                             (39,145,749)    (23,012,984)
                                                                        ------------    ------------

Cash flows from financing activities:
  Proceeds from mortgages                                                 12,200,000
  Prepayment of mortgage payable                                          (2,796,000)     (7,957,949)
  Payments on mortgage principal                                            (336,528)       (475,702)
  Proceeds from stock issuance, net of costs                              25,520,470
  Deferred financing costs                                                  (101,773)
  Dividends paid                                                          (2,745,944)     (5,719,178)
  Payment made on extinguishment of debt                                                    (379,247)
  Purchase of treasury stock                                                 (29,480)       (157,971)
                                                                        ------------    ------------
     Net cash provided by financing activities                            31,710,745     (14,690,047)
                                                                        ------------    ------------

       Net decrease in cash and cash equivalents                          (3,156,985)    (33,513,330)

Cash and cash equivalents, beginning of period                            50,893,314      72,423,221
                                                                        ------------    ------------

    Cash and cash equivalents, end of period                            $ 47,736,329    $ 38,909,891
                                                                        ============    ============


Supplemental disclosure of cash flows information:

       Interest paid (including capitalized interest)                   $  1,092,547    $  2,004,383
                                                                        ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2. Organization and Offering:

Corporate Property Associates 12 Incorporated (the "Company") was formed on July 30, 1993 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. The Company qualifies as a real estate investment trust and will maintain such qualification provided it distributes at least 95% of its taxable income to shareholders and meets other conditions. The Company is managed by Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor").

An initial offering of the Company's shares was concluded on January 26, 1996, at which time the Company had issued 8,135,992 shares ($81,359,920). On February 2, 1996, the Company commenced a second offering of common stock. The second offering was concluded on September 18, 1997, at which time the Company had issued an additional 20,198,459 ($201,984,590) shares. It is anticipated that approximately 87% of the funds raised will be invested in real estate with the remaining funds used to establish a working capital reserve and to pay the expenses and fees related to the offering.

Note 3. Transactions with Related Parties:

Pursuant to the advisory agreement, the Advisor performs certain advisory and administrative services for the Company. For the three-month periods ended March 31, 1997 and 1998, the Company incurred asset management fees of $244,978 and $400,738, respectively, with performance fees in like amount. General and administrative expense reimbursements for three-month periods ended March 31, 1997 and 1998 were $236,055 and $182,702, respectively.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three-months ended March 31, 1997 and 1998 were $10,474 and $29,348, respectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 4. Industry Segment Information:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the three-month periods ended March 31, 1997 and 1998 are as follows:

                                              1997          1998
                                              ----          ----
Per Statements of Income:
   Rental income from operating leases     $3,037,949   $6,070,726
   Interest from direct financing leases    1,286,677    1,231,691

Adjustment:
   Share of leasing revenue from equity
     investments                            1,106,526    1,105,406
                                           ----------   ----------
                                           $5,431,152   $8,407,823
                                           ==========   ==========


For the three-month periods ended March 31, 1997 and 1998, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                            1997        %        1998       %
                                            ----       ---       ----      ---
Perry Graphic Communications, Inc.
   and Judd's Incorporated                                   $  547,892     7%
Scott Companies Inc.                     $  370,431     7%      485,213     6
Spectrian Corporation                       481,250     9       481,250     6
Best Buy Co., Inc. (a)                      449,307     8       448,187     5
Westell Technologies, Inc.                                      437,063     5
QMS, Inc.                                   187,066     3       422,344     5
Etec Systems, Inc.                          352,733     6       401,220     5
Telos Corporation                           361,750     7       361,750     4
Q Clubs, Inc.                               345,159     6       349,902     4
The Upper Deck Company (a)                  329,969     6       329,969     4
Gensia, Inc. (a)                            327,250     6       327,250     4
Applied Bioscience International, Inc.      325,500     6       325,500     4
Del Monte Corporation                       321,563     6       321,563     4
The Bon-Ton Stores, Inc.                                        317,688     4
GDE Systems, Inc.                                               315,508     4
Career Education Corporation                                    304,052     4
Lanxide Corporation                         257,500     5       257,500     3
Garden Ridge Corporation                    248,941     5       248,941     3
Silgan Containers Corporation                                   223,300     3
Big V Holding Corp.                         202,104     4       205,744     3
The Garden Companies, Inc.                  204,280     4       204,100     2
Rheometric Scientific, Inc.                 261,043     5       202,596     2
Celadon Group, Inc.                         175,000     3       178,944     2
Vermont Teddy Bear Co., Inc.                                    163,100     2
Pagg Corporation                                                147,500     2
Knogo North America, Inc.                   131,000     2       131,000     1
Childtime Childcare, Inc.                                       119,241     1
Wal-Mart Stores, Inc.                        99,306     2        99,306     1
Other                                                            50,200
                                         ----------   ---    ----------   ---
                                         $5,431,152   100%   $8,407,823   100%
                                         ==========   ===    ==========   ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 5. Dividends:

Dividends paid to shareholders during the three months ended March 31, 1998 are summarized as follows::

        Quarter Ended           Total Paid          Per Share
        -------------           ----------          ---------
       December 31, 1997        $5,719,178           $0.2023
                                ==========           =======

A dividend of $.2025 per share was declared and paid in April 1998 for the quarter ended March 31, 1998.


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

(in thousands)

                                    Gena                            BB Property                          Cards LLC
                    ---------------------------------   ---------------------------------   ---------------------------------
                    December 31, 1997  March 31, 1998   December 31, 1997  March 31, 1998   December 31, 1997  March 31, 1998
                    -----------------  --------------   -----------------  --------------   -----------------  --------------
Assets                   $21,710           $21,250           $45,626           $45,964           $26,729           $26,581
Liabilities               11,671            11,075            29,994            29,787            15,511            15,453
Partner's capital         10,039            10,175            15,632            16,177            11,218            11,128

                                                  For The Three months Ended
                 --------------------------------------------------------------------------------------------
                                March 31, 1997                                 March 31, 1998
                 --------------------------------------------    --------------------------------------------
                     GENA        BB Property      Cards LLC          GENA        BB Property      Cards LLC
                 ------------    ------------    ------------    ------------    ------------    ------------
Revenues                 $654          $1,214            $660            $654          $1,211            $660
Interest                 (232)           (685)           (312)           (220)           (667)           (308)
Depreciation             (115)                                           (115)
Other expenses                            (43)             (1)             (2)             (2)             (1)
                 ------------    ------------    ------------    ------------    ------------    ------------
   Net income            $307          $  486            $347            $317          $  542            $351
                 ============    ============    ============    ============    ============    ============

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 7. Purchases of Real Estate:

On March 23, 1998, the company purchased land and building in Houston, Texas for $7,199,000 and assumed an existing lease with First Aid Products, Inc. ("First Aid"), as lessee. The obligations of First Aid are unconditionally guaranteed by its parent company, NutraMax Products, Inc. The lease has an initial term through April 2013 with a five-year renewal term at the option of the lessee. Annual rent is $817,773 with annual increases starting in May 1998 based on increases in the Consumer Price Index ("CPI"), capped at 5%.


Note 8. Property Leased to Etec Systems, Inc.:

In February 1995, the Company purchased land and buildings in Hayward, California for $11,860,000 and entered into a net lease with ETEC Systems, Inc. ("Etec"). In connection with the transaction, the Company was granted warrants for 159,314 shares of Etec common stock, exercisable at $0.45 share. In August 1996, the Company agreed to cancel rights to 90,546 warrants in exchange for a refund of approximately $2,634,000 of the original purchase price. At that time, the Company entered into a commitment to construct an additional building at the Etec property, and, in January 1997, the Company purchased such building for $5,241,000.

In February 1998, the Company entered into a series of transactions including paying off the existing limited recourse mortgage loan on the Etec property, purchasing additional improvements at the Etec property of approximately $11,518,000, entering into a commitment and construction agency agreement to fund additional improvements of up to $52,356,000 (the "Project II Improvements"), amended the existing lease with Etec and transferred ownership of the Etec property to a limited liability company, ET LLC. At that time the Company paid off the $7,957,947 existing limited recourse mortgage loan collateralized by the Etec property. In connection with paying off the loan, the Company incurred a prepayment charge of $379,247 which has been recorded as an extraordinary charge on the extinguishment of debt. In addition, on April 3, 1998, ET LLC received a commitment for $45,000,000 of limited recourse mortgage financing on the Etec property.

As amended, the initial term of the Etec lease has been extended through May 2014 with three five-year renewal terms at Etec's option. After completion of the Project II improvements, which is anticipated in May 1999, annual rent, assuming that the entire Project II Improvement funding commitment is used, will be approximately $8,622,000 with increases every three years based on increases to the CPI.

Under the ET LLC limited liability company agreement., the Company initially has a 99.99% interest in the Project II improvements and a 100% interest in the existing Etec property. Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, initially has a .01% interest in the Project II improvements with a commitment to increase such interest to as much as a 49.99% interest in the Project II Improvements. CPA(R):14's equity commitment; however, will be limited to ten percent of the gross proceeds of its public offering which is currently in registration.


Note 9. Subsequent Event:

On June 13, 1997, the Company purchased land and buildings in Menomonie and Oconomowoc, Wisconsin for $8,505,000 and entered into a net lease agreement with Silgan Containers Corporation ("Silgan"). Annual rent was $893,200. On April 14, 1998, the Company purchased a property in Fort Dodge, Iowa for $3,874,000 from Silgan and amended the existing lease to include this property. As amended, the initial term ends March 31, 2013 and provides for three five-year renewal terms at the option of the lessee. As amended, Silgan's annual rent increased by $381,800 to $1,275,000. Rent increases based on the CPI are scheduled for July 2002 and every five years thereafter.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of March 31, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

FINANCIAL CONDITION:

      In September 1997, the Company concluded an offering of common stock at which time it had raised $201,198,000. The Company raised $81,360,000 in an earlier offering. The Company is using the remaining funds from the offering for purchases of additional real estate investments. To date, the Company has used limited recourse mortgage financing and offering proceeds to purchase direct or indirect interests in commercial properties and entered into net leases as follows:

   Date Acquired                         Lease Obligor
   -------------                         -------------
   May 13, 1994                          Best Buy Co., Inc.
   July 15, 1994                         Big V Holding Corp.
   October 14, 1994                      Gensia, Inc.
   February 10, 1995                     Wal-Mart Stores, Inc.
   February 16, 1995                     Etec Systems, Inc.
   June 8, 1995 and July 25, 1996        Q Clubs, Inc.
   June 20, 1995                         The Garden Companies, Inc.
   November 9, 1995                      Del Monte Corporation
   November 13, 1995                     Applied  Bioscience International, Inc.
   January 4, 1996                       The Upper Deck Company
   February 23, 1996                     Rheometric Scientific, Inc.
   March 11, 1996                        Telos Corporation
   March 28, 1996                        Lanxide Corporation
   September 19, 1996                    Celadon Group, Inc.
   November 19, 1996                     Spectrian Corporation
   December 16, 1996                     Garden Ridge Corporation
   December 24, 1996                     Knogo North America, Inc.
   January 28, 1997                      Scott Companies Inc.
   January 29, 1997                      Childtime Childcare, Inc.
   February 18, 1997                     QMS Inc.
   April 10, 1997                        The Bon-Ton Stores, Inc.
   June 13, 1997 and April 14, 1998      Silgan Containers Corporation
   July 8, 1997                          Pagg Corporation
   July 18, 1997                         Vermont Teddy Bear Co., Inc.
   September 23, 1997                    GDE Systems, Inc.
   September 23, 1997                    Texas Freezer Company, Inc.
   September 29, 1997                    Westell Technologies, Inc.
   October 17, 1997                      Randall International, Inc.
   November 12, 1997                     Career Education Corporation
   December 16, 1997                     Perry Graphic Communications, Inc.
                                             and Judd's Incorporated.
   December 30, 1997                     Sandwich Bancorp, Inc.
   March 23, 1998                        NutraMax Products, Inc.

      As of May 18, 1998, the Company has commitments to complete build-to-suit construction on properties leased to Childtime Childcare, Inc., Randall International, Inc., Texas Freezer Company, Inc. and Etec Systems, Inc. A substantial portion of the remaining uninvested proceeds of the common stock offerings along with limited recourse mortgage debt will be used to complete these projects. As of May 18, 1998, the

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


Company had $32,500,000 of cash available for funding the completion of these projects. The Company also has significant borrowing capacity because many of its properties are unencumbered. The Company intends to obtain funds from placing limited recourse mortgage debt on the unencumbered properties for the purpose of purchasing additional properties.

      There has been no material change in the Company's financial condition since December 31, 1997. The decrease in cash of $33,513,000 was primarily due to purchases of real estate of $23,013,000 and the prepayment of a mortgage loan of $7,958,000. Cash flow from operations of $4,190,000 and available cash was used to pay dividends of $5,719,000 and scheduled mortgage principal payments of $476,000.

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The purpose of comprehensive income is to report a measure of all changes in equity of the Company that result from recognized transactions and other economic events other than transactions with owners (e.g., issuance of stock, paying dividends and purchasing treasury stock) as owners. During the three-month period ended March 31, 1998, the Company's shareholders' equity reflected an increase of $815,000 from the increase in the quoted fair value of the Company's investment in 68,768 shares of common stock of Etec Systems, Inc., a publicly-traded company. The warrants for Etec common stock were obtained in connection with structuring the Company's net lease transaction with Etec. The Company holds warrants exercisable for common stock from several of its lessees. The Company assesses, on an on-going basis, whether to exercise such warrants.

      As of March 31, 1998, the Company had unpaid asset management and performance fees of $2,977,000, including a substantial portion that has been voluntarily deferred by the Advisor. The Independent Directors of the Company have determined that it would be in the best interests of the Company and shareholders to permit the Company to pay the fees to the Advisor in either cash or common stock of the Company. The Independent Directors have approved an amendment to the Company's Advisory Agreement that would permit the Company to pay all or any portion of the asset management and performance fees in common stock and have submitted a proposal to the shareholders to approve such an amendment. The Independent Directors and the Company believe that the use of common stock to pay such fees would (i) reduce the cash required by the Company to pay expenses, thereby strengthening the Company's balance sheet, and (ii) increase equity ownership of the Advisor and align further the interests of the Advisor and the Shareholders of the Company.

RESULTS OF OPERATIONS:

            The results of operations for the three periods ended March 31, 1997 and 1998 are not directly comparable as the Company's direct and indirect investment in net leased real estate has materially increased during 1997 and 1998. Increases in lease revenues, equity income, interest, general and administrative expenses, property expenses, depreciation and amortization were primarily due to the increases in real estate assets and related mortgage borrowings. The increase in other interest income was due to the increase in cash balances available for investment as a result of raising capital during 1997. Interest income will decrease as cash available for investment is used. Although there has been an increase in general administrative expenses for the comparable periods, the rate of increase in such costs is expected to moderate as the Company's real estate assets and related revenues increase. The increase in property expenses was the result of the increases in asset management and performance fees. The increase in fees are directly related to the increase in the Company's asset base because the fees are calculated based on the size of the Company's real estate portfolio.

            In accordance with generally accepted accounting principles, rents received during the construction period on build-to-suit projects are not recognized as rental revenues nor included in cash flow from operations. Such rents are recorded as a reduction in the costs of the build-to-suit project. When the projects are completed, rents from these properties will be recognized as revenues in the results of operations.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


            During the quarter ended March 31, 1998, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

            Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced February 2, 1996 (File # 33-99994) is as follows:

            Shares registered:                                       20,300,000

            Aggregate price of offering amount registered:         $203,000,000

            Shares sold:                                             20,198,459

            Aggregated offering price of amount sold:              $201,984,590

            Direct or indirect payments to directors,
               officers, general partners of the issuer or
               their associates, to persons owning ten
               percent or more of any class of equity
               securities of the issuer and to affiliates of
               the issuer:                                         $  5,235,503

            Direct or indirect payments to others:                 $ 10,521,232

            Net offering proceeds to the issuer after
              deducting expenses:                                  $186,227,855

            Purchases of real estate:                              $151,708,241

            Working capital reserves:                              $  2,019,846

            Temporary investments in cash and cash
              equivalents:                                         $ 32,499,768

      (b) Reports on Form 8-K:

            During the quarter ended March 31, 1998, the Company filed a report on Form 8-K dated March 31, 1998 under Item 2, Acquisition and Disposition of Assets.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                          AND SUBSIDIARIES


        05/19/98                  By: /s/ Steven M. Berzin
        --------                      --------------------------------
          Date                            Steven M. Berzin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

        05/19/98                  By: /s/ Claude Fernandez
        --------                      --------------------------------
          Date                            Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Accounting Officer)