Form 10-Q
period 1998-06-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1998-08-10
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number                            033-68728

     CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED, A MARYLAND CORPORATION
             (Exact name of registrant as specified in its charter)

            MARYLAND                                    13-3726306
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


                               [ ]   Yes   [ ]   No


                       28,535,525 shares of common stock;
                           $.001 Par Value outstanding
                               at August 10, 1998

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES







                                      INDEX



                                                                                                 Page No.
                                                                                                 --------
 PART I

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 1997
               and June 30, 1998                                                                       2

               Condensed Consolidated Statements of Income for the three
               and six months ended June 30, 1997 and 1998                                             3

               Condensed Consolidated Statements of Comprehensive Income
               for the three and six months ended June 30, 1997 and 1998                               3

               Condensed Consolidated Statement of Cash Flows for the six
               months ended June 30, 1997 and 1998                                                     4


               Notes to Condensed Consolidated Financial Statements                                   5-8



 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    9-10




 PART II - Other Information

 Item 4. - Submission of Matters to a Vote of Security Holders                                        11


 Item 6. - Exhibits and Reports on Form 8-K                                                           11


 Signatures                                                                                           12





* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                December 31,          June 30,
                                                                                    1997                1998
                                                                                    ----                ----
                                                                                   (Note)            (Unaudited)
         ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $4,360,196 at December 31, 1997 and
    $6,817,790 at June 30, 1998                                                $ 222,654,204        $ 255,857,595
Net investment in direct financing leases                                         40,966,665           41,032,352
Equity investments                                                                16,635,180           16,727,355
Cash and cash equivalents                                                         72,423,221           44,402,586
Marketable securities, at fair value                                               3,174,137            2,431,934
Other assets                                                                       2,839,719            5,004,716
                                                                               -------------        -------------
           Total assets                                                        $ 358,693,126        $ 365,456,538
                                                                               =============        =============

         LIABILITIES:

Limited recourse mortgage notes payable                                        $  88,893,692        $  95,020,665
Accrued interest payable                                                             650,800              853,074
Accounts payable to affiliates                                                     3,430,059            1,554,772
Accounts payable and accrued expenses                                                259,189              265,868
Prepaid rental income and security deposits                                        5,416,573            5,135,646
Deferred acquisition fees payable to an affiliate                                  6,469,146            7,016,013
                                                                               -------------        -------------
           Total liabilities                                                     105,119,459          109,846,038
                                                                               -------------        -------------
Minority interest                                                                                       3,181,895
                                                                                                    -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding 28,334,451 and 28,630,039 shares at
    December 31, 1997 and June 30, 1998                                               28,334               28,630
Additional paid-in capital                                                       253,835,934          256,791,519
Unrealized appreciation, marketable securities                                     3,031,300            2,293,847
Dividends in excess of accumulated earnings                                       (2,768,966)          (5,895,039)
                                                                               -------------        -------------
                                                                                 254,126,602          253,218,957

Less, common stock in treasury, at cost,
    68,043 and 94,514 shares at December 31, 1997
        and June 30, 1998                                                           (552,935)            (790,352)
                                                                               -------------        -------------

           Total shareholders' equity                                            253,573,667          252,428,605
                                                                               -------------        -------------
           Total liabilities and shareholders' equity                          $ 358,693,126        $ 365,465,538
                                                                               =============        =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended                                Six Months Ended
                                        June 30, 1997         June  30, 1998            June 30, 1997          June 30, 1998
                                        -------------         --------------            -------------          -------------
Revenues:
  Rental income                          $3,767,074             $7,278,871               $ 6,805,023            $13,349,597
  Interest from direct
    financing leases                      1,221,991              1,235,182                 2,508,688              2,466,873
  Other interest income                     846,976                541,718                 1,301,985              1,286,297
                                         ----------             ----------               -----------             ----------
                                          5,836,041              9,055,771                10,615,696             17,102,767
                                         ----------             ----------               -----------             ----------
Expenses:
  Interest                                1,565,866              1,990,310                 2,770,083              3,940,426
  Depreciation                              672,079              1,317,779                 1,197,333              2,457,594
  General and administrative                520,657                604,137                   946,361              1,115,980
  Property expenses                         611,813                843,333                 1,179,365              1,922,269
  Amortization                               19,819                 26,164                    33,578                 45,248
                                         ----------             ----------               -----------             ----------
                                          3,390,234              4,781,723                 6,126,720              9,481,517
                                         ----------             ----------               -----------             ----------

      Income before income
        from equity investments
        and extraordinary item            2,445,807              4,274,048                 4,488,976              7,621,250

Income from equity investments              522,806                537,439                 1,029,862              1,071,985
                                         ----------             ----------               -----------             ----------

      Income before extraordinary
        item                              2,968,613              4,811,487                 5,518,838              8,693,235

Extraordinary loss on
  extinguishment of debt                                                                                           (379,247)
                                         ----------             ----------               -----------             ----------
      Net income                         $2,968,613             $4,811,487               $ 5,518,838             $8,313,988
                                         ==========             ==========               ===========             ==========

Basic earnings per common share
  before extraordinary item              $      .15             $      .17               $       .30             $      .30
Extraordinary item                                                                                                     (.01)
                                         ----------             ----------               -----------             ----------
    Basic earnings per share             $      .15             $      .17               $       .30             $      .29
                                         ==========             ==========               ===========             ==========

Weighted average shares
  outstanding - basic and diluted        20,004,239             28,311,896                18,350,006             28,286,280
                                         ==========             ==========                ==========             ==========


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                Three Months Ended                                 Six Months Ended
                                        June 30, 1997        June  30, 1998             June 30, 1997          June 30, 1998
                                        -------------        --------------             -------------          -------------
Net income                               $2,968,613            $ 4,811,487                $5,518,838             $8,313,988

Other comprehensive income:
  Change in unrealized gain on
    marketable securities during
    the period                                                  (1,552,319)                                        (737,453)
                                         ----------            -----------                ----------             ----------

  Comprehensive income                   $2,968,613            $ 3,259,168                $5,518,838             $7,576,535
                                         ==========            ===========                ==========             ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          Six Months Ended
                                                                               June 30,
                                                                               --------
                                                                        1997                1998
                                                                        ----                ----
Cash flows from operating activities:
  Net income                                                       $  5,518,838        $  8,313,988
  Adjustments to reconcile net income
      to net cash provided by operating activities:
  Depreciation and amortization                                       1,230,911           2,502,842
  Straight-line rent adjustments and other
      noncash rent adjustments                                         (129,097)           (662,026)
  Income from equity investments in excess
      of distributions received                                        (208,123)            (92,175)
  Extraordinary charge on extinguishment of debt                                            379,247
  Provision for uncollected rent                                                            118,624
  Change in operating assets and liabilities, net                       315,088            (433,612)
                                                                   ------------        ------------
        Net cash provided by operating activities                     6,727,617          10,126,888
                                                                   ------------        ------------

Cash flows from investing activities:
  Purchases of real estate and additional capitalized costs         (59,376,314)        (35,114,118)
                                                                   ------------        ------------
        Net cash used in investing activities                       (59,376,314)        (35,114,118)
                                                                   ------------        ------------

Cash flows from financing activities:
  Proceeds from mortgages                                            32,500,000          15,000,000
  Prepayment of mortgage payable                                     (2,796,000)         (7,957,949)
  Payments on mortgage principal                                       (714,973)           (915,078)
  Proceeds from stock issuance, net of costs                         55,462,579
  Capital contributions from minority interest                                            3,181,895
  Deferred financing costs                                             (360,955)           (285,548)
  Dividends paid                                                     (6,110,962)        (11,440,061)
  Payment made on extinguishment of debt                                                   (379,247)
  Purchase of treasury stock                                           (174,487)           (237,417)
                                                                   ------------        ------------
        Net cash provided by (used in) financing activities          77,805,202          (3,033,405)
                                                                   ------------        ------------

        Net increase (decrease) in cash and cash equivalents         25,156,505         (28,020,635)
Cash and cash equivalents, beginning of period                       50,893,314          72,423,221
                                                                   ------------        ------------
      Cash and cash equivalents, end of period                     $ 76,049,819        $ 44,402,586
                                                                   ============        ============



Supplemental disclosure of cash flows information:

           Interest paid (including capitalized interest)          $  2,397,232        $  3,738,152
                                                                   ============        ============


Noncash operating and financing activities:

         In June 1998, the Company issued 295,588 shares of common stock to the Advisor in settlement of $2,955,881 of performance fees that had been voluntarily deferred by the Advisor.


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



Note 2.  Transactions with Related Parties:

Pursuant to the advisory agreement, the Advisor performs certain advisory and administrative services for the Company. For the three-month and six-month periods ended June 30, 1997, the Company incurred asset management fees of $280,108 and $525,086, respectively, with performance fees in like amount. General and administrative expense reimbursements for the three-month and six-month periods ended June 30, 1997 were $264,829 and $500,884, respectively. For the three-month and six-month periods ended June 30, 1998, the Company incurred asset management fees of $438,223 and $838,961, respectively, with performance fees in like amount. General and administrative expense reimbursements for the three-month and six-month periods ended June 30, 1998 were $136,303 and $319,005, respectively.

On June 10, 1998, the Company's shareholders approved a proposal to allow the Company to pay fees to the Advisor in Company common stock rather than cash. In connection with such approval, the Company issued 295,588 shares of common stock to the Advisor in settlement of accrued performance fees of $2,955,881, the collection of which had previously been voluntarily deferred by the Advisor. The stock is subject to certain restrictions and will vest ratably over a five year period. For purposes of determining the number of shares to be issued, the Company used the $10.00 per share price used in connection with its registered offering of shares of common stock for sale. Pursuant to the prospectus of the Company relating to the shares, no appraisal of the fair value of the Company's assets is scheduled until December 31, 1998. Determination of a per share value for shares issued after that date will be based on the appraised fair value. With this issuance of stock, the Advisor's share of ownership in the Company represents approximately 1.11% of the Company's outstanding shares of common stock as of August 10, 1998.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six-months ended June 30, 1997 and 1998 were $59,875 and $71,547, respectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 3.  Industry Segment Information:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the six-month periods ended June 30, 1997 and 1998 are as follows:

                                                    1997             1998
                                                    ----             ----
Per Statements of Income:
    Rental income from operating leases         $ 6,805,023       $13,349,597
    Interest from direct financing leases         2,508,688         2,466,873

Adjustment:
    Share of leasing revenue from equity
        investments                               2,211,610         2,209,126
                                                -----------       -----------
                                                $11,525,321       $18,025,596
                                                ===========       ===========


For the six-month periods ended June 30, 1997 and 1998, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                                             1997         %                 1998            %
                                                             ----       ----                ----          ----
Etec Systems, Inc.                                      $   753,953       6%            $ 1,604,539         9%
Perry Graphic Communications, Inc.
    and Judd's Incorporated                                                               1,095,783         6
Scott Companies Inc.                                        855,644       8                 970,425         5
Spectrian Corporation                                       962,500       8                 962,500         5
Best Buy Co., Inc. (a)                                      897,172       8                 894,687         5
Westell Technologies, Inc.                                                                  874,125         5
QMS, Inc.                                                   609,409       5                 844,688         5
Telos Corporation                                           723,500       6                 723,500         4
Q Clubs, Inc.                                               690,319       6                 699,804         4
The Upper Deck Company (a)                                  659,938       6                 659,938         4
Gensia, Inc. (a)                                            654,500       6                 654,500         4
Applied Bioscience International, Inc.                      651,000       6                 651,000         4
Del Monte Corporation                                       643,125       6                 643,125         4
The Bon-Ton Stores, Inc.                                    285,918       2                 635,375         4
GDE Systems, Inc.                                                                           631,015         3
Silgan Containers Corporation                                44,660                         610,303         3
Career Education Corporation                                                                608,141         3
Lanxide Corporation                                         515,000       4                 515,000         3
Garden Ridge Corporation                                    497,882       4                 497,882         3
Big V Holding Corp.                                         405,079       4                 412,468         2
The Garden Companies, Inc.                                  408,200       4                 408,200         2
Rheometric Scientific, Inc.                                 456,909       4                 407,705         2
Celadon Group, Inc.                                         350,000       3                 357,889         2
Vermont Teddy Bear Co., Inc.                                                                326,200         2
Pagg Corporation                                                                            295,000         2
Childtime Childcare, Inc.                                                                   279,892         2
Knogo North America, Inc.                                   262,000       2                 262,000         1
NutraMax Products, Inc.                                                                     225,261         1
Wal-Mart Stores, Inc.                                       198,613       2                 198,613         1
Sandwich Bancorp, Inc.                                                                       76,038
                                                        -----------     ----             ----------
                                                        $11,525,321     100%            $18,025,596       100%
                                                        ===========     ====            ===========       ====

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 5.  Dividends:

Dividends paid to shareholders during the six months ended June 30, 1998 are summarized as follows:

            Quarter Ended                          Total Paid              Per Share
            -------------                          ----------              ---------

          December 31, 1997                        $5,719,178                $0.2023
                                                   ==========                =======

          March 31, 1998                           $5,720,883                $0.2025
                                                   ==========                =======


A dividend of $.2027 per share was declared and paid in July 1998 for the quarter ended June 30, 1998.


Note 6.  Equity Investments:

The Company holds a 37% interest in BB Property Company ("BB Property"), a general partnership that net leases 17 retail stores to Best Buy Co., Inc., a 50% interest in Gena Property Company ("Gena"), a general partnership that net leases two office buildings to Gensia, Inc. and a 50% interest in Cards Limited Liability Company ("Cards LLC"), a general partnership that net leases office and manufacturing facilities to The Upper Deck Company. Summarized financial information of Gena, BB Property and Cards LLC is as follows:

(in thousands)

                                    Gena                         BB Property                          Cards LLC
                 ---------------------------------  ---------------------------------  --------------------------------
                 December 31, 1997   June 30, 1998  December 31, 1997   June 30, 1998  December 31, 1997  June 30, 1998
                 -----------------  --------------  -----------------  --------------  -----------------  -------------
Assets                  $21,710           $21,135           $45,626         $45,532           $26,729         $26,596
Liabilities              11,671            10,914            29,994          29,575            15,511          15,399
Partner's capital        10,039            10,221            15,632          15,957            11,218          11,197


                                                         For The Six months Ended
                                    June 30, 1997                                        June 30, 1998
                      -----------------------------------------------    -----------------------------
                         Gena         BB Property       Cards LLC          Gena        BB Property       Cards LLC
                      -----------     -----------       ---------        --------      -----------       ---------
Revenues                 $ 1,309         $ 2,425            $1,320         $ 1,308        $ 2,418          $ 1,319
Interest                    (465)         (1,365)             (624)           (440)        (1,329)            (615)
Depreciation                (230)                                             (230)
Other expenses                (1)            (46)                               (1)            (4)              (2)
                         -------         -------            ------          ------        -------         --------
     Net income          $   613         $ 1,014            $  696             637        $ 1,085          $   702
                         =======         =======            ======          ======        =======          =======



Note 7.  Purchases of Real Estate:

A. On June 13, 1997, the Company purchased land and buildings in Menomonie and Oconomowoc, Wisconsin for $8,505,000 and entered into a net lease agreement with Silgan Containers Corporation ("Silgan"). Annual rent was $893,200. On April 14, 1998, the Company purchased a property in Fort Dodge, Iowa for $3,874,000 from Silgan and amended the existing lease to include this property. As amended, the initial term ends March 31, 2013 and provides for three five-year renewal terms at the option of the lessee. As amended, Silgan's annual rent increased by $381,800 to $1,275,000. Rent increases based on the Consumer Price Index ("CPI") are scheduled for July 2002 and every five years thereafter.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)





B. On May 18, 1998 the Company purchased land in Ashburn, Virginia for $676,380 upon which a facility is being constructed pursuant to a construction agency and lease agreement with International Management Consultant, Inc. ("IMCI"). The total purchase price and construction costs are expected to be $6,494,000 with IMCI having the obligation to fund any excess costs necessary to complete the project.

         During the construction period, IMCI will pay monthly installments based on amounts advanced by the Company for project costs. Upon the earlier of completion and February 10, 1999, a lease term of 15 years will commence beginning with a six-month rent abatement period, and annual rent thereafter of $734,822. The lease provides for annual rent increases based on increases in the CPI. Annual increases will be no less than 1% and no more than 3%.

C. On June 23, 1998, the Company purchased land in Mechanicsburg, Pennsylvania upon which an office facility will be constructed pursuant to construction agency and net lease agreements with BCC Development and Management Co. ("BCC"). The total purchase price and construction costs are expected to be $4,752,880 with BCC having the obligation to fund any excess costs necessary to complete the project. The lease obligations of BCC are unconditionally guaranteed by Balanced Care Corporation.

         During construction, BCC will pay a monthly installment based on amounts advanced by the Company for project costs. Upon the earlier of completion or June 30, 1999, the Company and BCC will execute a lease addendum setting BCC's annual rent payments in an amount equal to the Company's total project costs multiplied by 9.9%, with rent increases every three years based on increases in the CPI with each increase capped at a maximum of 10.87%. The lease provides for an initial term of 15 years with two five-year renewal options.



Note 8.  Mortgage Financing:

On May 8, 1998, the Company obtained a $45,000,000 limited recourse mortgage loan collateralized by a deed of trust on properties leased to ETEC Systems, Inc. ("Etec") and an assignment of the Etec lease. As of June 30, 1998, the Company received mortgage proceeds of $15,000,000. The remaining $30,000,000 will be disbursed from time to time through no later than August 31, 1999 and after completion of the construction of a new Etec facility (the "Project II Improvements"), for which the Company and Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, are committed to fund total costs of up to $52,356,000. Under the agreement with CPA(R):14, CPA(R):14 is committed to acquire up to a 49.99% interest in the Project II Improvements. CPA(R):14, however, will not contribute in excess of 10% of the gross proceeds of its public offering which is currently in progress. As of June 30, 1998, CPA(R):14 had made contributions of $3,181,895 toward Project II Improvements, and have been recorded in the accompanying condensed consolidated financial statements as minority interest.

The $15,000,000 mortgage loan proceeds are evidenced by Series A Notes bearing interest at an annual rate of 7.11% with monthly principal and interest payments of $133,300 and a maturity date of December 1, 2013 at which time the loan will be fully amortized. The remaining $30,000,000 mortgage proceeds will be evidenced by Series B Notes bearing interest at an annual interest rate of 7.11% with monthly principal and interest payments of $271,497 and a maturity date of September 1, 2014.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of June 30, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:

      Net income for the three-month and six-month periods ended June 30, 1998 reflects increases of $1,843,000 and $2,795,000, respectively, as compared with the three-month and six-month periods ended June 30, 1997. The increases in net income were due to an increase in lease revenues (rental income and interest from direct financing leases), and were partially offset by increases in interest, depreciation and property expenses. The increases in the above revenue and expense items were primarily due to the increase in the Company's real estate portfolio and related mortgage balances for the comparable periods. Between June 30, 1997 and June 30, 1998, the Company's direct investment in real estate increased by over 60% from approximately $184,000,000 to approximately $297,000,000 with mortgage balances increasing by 26% to $95,000,000. Other interest income has decreased as cash balances have decreased. The decrease in cash balances was due to purchases of additional properties to continue to diversify the Company's real estate portfolio. The increase in property expenses was due to an increase in asset management and performance fees, which are determined solely by the value of real estate owned.

      Under generally accepted accounting principles, rents received during the construction period on build-to-suit projects are not recognized as lease revenues nor included in cash flow from operations. Such rents are recorded as a reduction in the cost basis of the build-to-suit projects. Only as the projects are completed are the rents from these projects recognized as revenues in the results of operations. The Company currently has funded costs in excess of $15,000,000 on build-to-suit projects being constructed for Etec Systems, Inc., International Management Consulting, Inc., Texas Freezer Company, Inc., Balanced Care Corporation and Randall International, Inc. These projects are scheduled for completion between November 1998 and June 1999. The Company's annual rents from International Management Consulting, Texas Freezer, Balanced Care and Randall are expected to amount to approximately $2,945,000 assuming that all committed project costs are needed to complete construction. Approximate remaining costs for all of the projects other than Etec are expected to total $14,280,000. The costs of the new facility being constructed at the Etec property are estimated to amount to $52,356,000 with a 49.99% interest expected to be owned by Corporate Property Associates 14 Incorporated, an affiliate, and $30,000,000 to be financed by a limited recourse mortgage loan. Based on a projected equity contribution of $11,178,000, the Company's share of annual cash flow (rental income less mortgage debt service) is expected to be $1,243,000. Accordingly, the Company believes that current operating performance will not be representative of future operating performance.


FINANCIAL CONDITION:

      In September 1997, the Company completed an offering of common stock after raising $201,198,000. The Company raised $81,360,000 in a prior offering. The Company is using its uninvested funds from the offering for purchases of additional real estate and to complete commitments on the build-to-suit projects described above. As of August 6,1998, the Company had $48,000,000 of cash available for the completion of these projects and the purchase of additional investments. The Company also has significant borrowing capacity because many of its properties are unencumbered. The Company intends to place limited recourse loans on many of such properties and to use the proceeds from the borrowings for the purpose of purchasing additional properties.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


FINANCIAL CONDITION (continued):

      Since December 31, 1997, the Company's cash balances have decreased by $28,021,000 as it has used $35,114,000 in connection with (i) the purchase of properties leased to Silgan Containers Corporation and NutraMax Products, Inc. and (ii) funding build-to-suit projects including new construction agreements entered into in June 1998 with Balanced Care and International Management Consulting. The Company also paid off a limited recourse loan of $7,958,000 on the properties leased to Etec and obtained $15,000,000 of new financing subsequent to the completion of improvements on a new building at the Etec property. The Company also has received a commitment from a lender for $30,000,000 of limited recourse mortgage financing for the new project at Etec that will be available after such project is completed in 1999. The Company has also received $3,182,000 from Corporate Property Associates 14 Incorporated, an affiliate, for a portion of its share of funding of the new Etec construction. Since June 30, 1998, the Company has obtained $11,000,000 as a result of placing limited recourse mortgage financing on the properties purchased in 1997 and leased to Perry Graphic Communications, Inc. and Judd's Incorporated. The loan provides for monthly payments of principal and interest at an interest rate of 7.01% based on a 25-year amortization schedule and matures in ten years.

      Cash flow from operations of $10,127,000 was not sufficient to fully pay dividends to shareholders of $11,440,000 and scheduled mortgage principal payments of $915,000. The Company believes that its ability to meet its dividend objective will be realized as build-to-suit projects are completed and the cash flow and revenues from the lessees at these properties are included in cash flow from operations and the results of operations, respectively. The Company has devoted a substantial portion of its resources to build-to-suit projects as it has concluded that they should provide a much better return on investment than many other opportunities being evaluated by the Advisor's acquisitions team.

      In June 1998, the shareholders of the Company approved a proposal to amend the Company's Advisory Agreement to allow the Company, with the consent of the Advisor, to pay asset management and performance fees in common stock rather than cash. As a result of this amendment to the Advisory Agreement, the Company was able to convert liabilities for unpaid performance fees of $2,956,000 to equity. By paying all or a portion of such fees through the issuance of stock rather than payment of cash, the Company's liquidity has been enhanced. The current issuance of shares and any future issuance of shares to pay fees will reduce the cash required by the Company to pay expenses, strengthen the Company's balance sheet through the replacement of debt with equity and increase the equity ownership of the Advisor which will further align the interests of the Advisor and shareholders of the Company. With such issuance, the Advisor's ownership in the Company has increased to more than 1%.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, geographic area and major customers. The statement is effective for financial periods beginning after December 15, 1997, however, SFAS No. 131 does not need to be applied to interim financial statements in 1998. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact, if any, of SFAS No. 131 and SFAS No. 133.

         The Company's Advisor has responsibility for maintaining the Company's books and records. An affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on the Company's operations, however, such assessment has not been completed. The Company relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect the Company.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                                     PART II


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    An annual Shareholders meeting was held on June 10, 1998, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

                                                  Total                 Shares           Shares            Shares
           Name Of Director                   Shares Voting           Voting Yes       Voting No         Abstaining
           ----------------                   -------------           ----------       ---------         ----------

           William P. Carey                     14,302,243            14,107,737         15,730           178,776
           Ralph G. Coburn                      14,302,243            14,000,216        123,251           178,776
           William Ruder                        14,302,243            14,077,436         46,031           178,776
           George E. Stoddard                   14,302,243            14,059,547         63,920           178,776
           Thomas E. Zacharias                  14,302,243            14,069,084         54,383           178,776


                    An amendment to the Company's Advisory Agreement was approved which allows the Company, with the consent of the Advisor, to pay fees to its Advisor through issuance of common stock.

                                               Total               Shares            Shares            Shares
                                           Shares Voting         Voting Yes        Voting No         Abstaining
                                           -------------         ----------        ---------         ----------

                                             14,302,243          12,317,824        1,033,968           950,451


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced February 2, 1996 is as follows:

                   Shares registered:                                                  20,300,000
                   Aggregate price of offering amount registered:                    $203,000,000
                   Shares sold:                                                        20,198,459
                   Aggregated offering price of amount sold:                         $201,984,590
                   Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                      owning ten percent or more of any class of equity
                      securities of the issuer and to affiliates of
                      the issuer:                                                    $  5,235,503
                   Direct or indirect payments to others:                            $ 10,521,232
                   Net offering proceeds to the issuer after
                      deducting expenses:                                            $186,227,855
                   Purchases of real estate:                                         $144,954,392
                   Working capital reserves:                                         $  2,019,846
                   Temporary investments in cash and cash
                      equivalents:                                                   $ 39,253,617


         (b)        Reports on Form 8-K:

                    During the quarter ended June 30, 1998, the Company filed a report on Form 8-K/A-1 dated April 8, 1998 under Item 2, Acquisition and Disposition of Assets.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES






                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                                AND SUBSIDIARIES






           08/10/98                   By:     /s/ Steven M. Berzin
           --------                           ----------------------------------
              Date                                Steven M. Berzin
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



           08/10/98                   By:     /s/ Claude Fernandez
           --------                           ----------------------------------
              Date                                Claude Fernandez
                                                  Executive Vice President and
                                                  Chief Administrative Officer
                                                  (Principal Accounting Officer)