Form 10-Q
period 1998-09-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1998-11-10
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1998

                                       or

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

                                                                  / / Yes / / No

               28,560,060 shares of common stock; $.001 Par Value
                         outstanding at November 9, 1998

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I

Item 1. - Financial Information*

         Condensed Consolidated Balance Sheets, as of December 31, 1997
         and September 30, 1998                                                2

         Condensed Consolidated Statements of Income for the three
         and nine months ended September 30, 1997 and 1998                     3

         Condensed Consolidated Statements of Comprehensive Income
         for the three and nine months ended September 30, 1997 and 1998       3

         Condensed Consolidated Statement of Cash Flows for the nine
         months ended September 30, 1997 and 1998                              4

         Notes to Condensed Consolidated Financial Statements                5-7

Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8-10

PART II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders                 11

Item 6. - Exhibits and Reports on Form 8-K                                    11

Signatures                                                                    12

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             December 31,        September 30,
                                                                 1997                1998
                                                            -------------        -------------
                                                                (Note)            (Unaudited)
         ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $4,360,196 at December 31, 1997 and
    $8,137,433 at September 30, 1998                        $ 222,654,204        $ 266,744,552
Net investment in direct financing leases                      40,966,665           41,066,695
Equity investments                                             16,635,180           17,006,907
Cash and cash equivalents                                      72,423,221           50,225,947
Other assets                                                    6,013,856            6,295,429
                                                            -------------        -------------
           Total assets                                     $ 358,693,126        $ 381,339,530
                                                            =============        =============
         LIABILITIES:
Limited recourse mortgage notes payable                     $  88,893,692        $ 105,405,704
Accrued interest payable                                          650,800              838,685
Accounts payable to affiliates                                  3,430,059            1,637,473
Accounts payable and accrued expenses                             259,189              183,000
Prepaid rental income and security deposits                     5,416,573            5,116,312
Dividend payable                                                                     5,801,107
Deferred acquisition fees payable to an affiliate               6,469,146            7,016,013
                                                            -------------        -------------
           Total liabilities                                  105,119,459          125,998,294
                                                            -------------        -------------
Minority interest                                                                   11,101,219
                                                                                 -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
    40,000,000 shares; issued and
    outstanding 28,334,451 and 28,673,861 shares at
    December 31, 1997 and September 30, 1998                       28,334               28,674
Additional paid-in capital                                    253,835,934          257,229,695
Unrealized appreciation, marketable securities                  3,031,300            1,735,990
Dividends in excess of accumulated earnings                    (2,768,966)         (13,790,509)
                                                            -------------        -------------
                                                              254,126,602          245,203,850
Less, common stock in treasury, at cost,
    68,043 and 113,801 shares at December 31, 1997
        and September 30, 1998                                   (552,935)            (963,833)
                                                            -------------        -------------
           Total shareholders' equity                         253,573,667          244,240,017
                                                            -------------        -------------
           Total liabilities and shareholders' equity       $ 358,693,126        $ 381,339,530
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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months Ended                     Nine Months Ended
                                        September 30, 1997  September 30, 1998  September 30, 1997  September 30, 1998
                                        ------------------  ------------------  ------------------  ------------------
Revenues:
  Rental income                            $  4,413,460        $  6,675,557       $ 11,218,483       $ 20,025,154
  Interest from direct
    financing leases                          1,228,559           1,236,193          3,737,247          3,703,066
  Other interest income                       1,161,081             668,327          2,463,066          1,954,624
                                           ------------        ------------       ------------       ------------
                                              6,803,100           8,580,077         17,418,796         25,682,844
                                           ------------        ------------       ------------       ------------
Expenses:
  Interest                                    1,769,898           2,330,675          4,539,981          6,271,101
  Depreciation                                  815,169           1,319,643          2,012,502          3,777,237
  General and administrative                    887,376             440,893          1,833,737          1,556,873
  Property expenses                             650,064           1,091,109          1,829,429          3,013,378
  Amortization                                   25,895              33,634             59,473             78,882
                                           ------------        ------------       ------------       ------------
                                              4,148,402           5,215,954         10,275,122         14,697,471
                                           ------------        ------------       ------------       ------------
      Income before income
        from equity investments
        and extraordinary item                2,654,698           3,364,123          7,143,674         10,985,373
Income from equity investments                  527,279             540,574          1,557,141          1,612,559
                                           ------------        ------------       ------------       ------------
      Income before extraordinary
        item                                  3,181,977           3,904,697          8,700,815         12,597,932
Extraordinary loss on
  extinguishment of debt                                                                                 (379,247)
                                           ------------        ------------       ------------       ------------
      Net income                           $  3,181,977        $  3,904,697       $  8,700,815       $ 12,218,685
                                           ============        ============       ============       ============
Basic and diluted earnings per
  common share before
   extraordinary item                      $        .13        $        .14       $        .41       $        .44
Extraordinary item                                                                                           (.01)
                                           ------------        ------------       ------------       ------------
Basic and diluted earnings per share       $        .13        $        .14       $        .41       $        .43
                                           ============        ============       ============       ============
Weighted average shares
  outstanding - basic and diluted            24,395,776          28,523,460         21,286,481         28,366,209
                                           ============        ============       ============       ============

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                              Three Months Ended                     Nine Months Ended
                                    September 30, 1997  September 30, 1998  September 30, 1997  September 30, 1998
                                    ------------------  ------------------  ------------------  ------------------
Net income                             $  3,181,977       $  3,904,697        $  8,700,815       $ 12,218,685
Other comprehensive income:
  Change in unrealized
    appreciation, marketable
    securities during the period          3,715,788           (557,857)          3,715,788         (1,295,310)
                                       ------------       ------------        ------------       ------------
  Comprehensive income                 $  6,897,765       $  3,346,840        $ 12,416,603       $ 10,923,375
                                       ============       ============        ============       ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                   ----------------------------------
                                                                        1997                 1998
                                                                   -------------        -------------
Cash flows from operating activities:
  Net income                                                       $   8,700,815        $  12,218,685
  Adjustments to reconcile net income
      to net cash provided by operating activities:
  Depreciation and amortization                                        2,071,975            3,856,119
  Straight-line rent adjustments and other
      noncash rent adjustments                                          (194,977)            (807,754)
  Income from equity investments in excess
      of distributions received                                         (439,527)            (371,727)
  Extraordinary charge on extinguishment of debt                                              379,247
  Provision for uncollected rent                                                              277,962
  Change in operating assets and liabilities, net                      2,440,354              517,137
                                                                   -------------        -------------
        Net cash provided by operating activities                     12,578,640           16,069,669
                                                                   -------------        -------------
Cash flows from investing activities:
  Purchases of real estate and additional capitalized costs         (101,667,015)         (47,148,480)
                                                                   -------------        -------------
        Net cash used in investing activities                       (101,667,015)         (47,148,480)
                                                                   -------------        -------------
Cash flows from financing activities:
  Proceeds from mortgages                                             42,711,509           26,000,000
  Prepayment of mortgage payable                                      (2,796,000)          (7,957,949)
  Payments on mortgage principal                                      (1,204,680)          (1,530,039)
  Proceeds from stock issuance, net of costs                         115,238,459
  Capital contributions from minority interest                                             11,101,219
  Deferred financing costs                                              (403,591)            (502,428)
  Dividends paid                                                     (10,150,925)         (17,439,121)
  Payment made on extinguishment of debt                                                     (379,247)
  Purchase of treasury stock                                            (252,147)            (410,898)
                                                                   -------------        -------------
        Net cash provided by financing activities                    143,142,625            8,881,537
                                                                   -------------        -------------
        Net increase (decrease) in cash and cash equivalents          54,054,250          (22,197,274)
Cash and cash equivalents, beginning of period                        50,893,314           72,423,221
                                                                   -------------        -------------
      Cash and cash equivalents, end of period                     $ 104,947,564        $  50,225,947
                                                                   =============        =============
Supplemental disclosure of cash flows information:
           Interest paid                                           $   4,338,900        $   6,083,216
                                                                   =============        =============

Noncash operating and financing activities:

         During 1998, the Company issued 339,410 shares of common stock to the Advisor in settlement of $3,394,101 of performance fees, a portion of which had been voluntarily deferred by the Advisor.

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

Note 2. Transactions with Related Parties:

Pursuant to the advisory agreement, the Advisor performs certain advisory and administrative services for the Company. For the three-month and nine-month periods ended September 30, 1997, the Company incurred asset management fees of $313,973 and $839,059, respectively, with performance fees in like amount. General and administrative expense reimbursements for the three-month and nine-month periods ended September 30, 1997 were $504,653 and $1,005,537, respectively. For the three-month and nine-month periods ended September 30, 1998, the Company incurred asset management fees of $438,648 and $1,277,609, respectively, with performance fees in like amount. General and administrative expense reimbursements for the three-month and nine-month periods ended September 30, 1998 were $176,212 and $495,217, respectively.

On June 10, 1998, the Company's shareholders approved a proposal to allow the Company, subject to the Advisor's consent, to pay fees to the Advisor in Company common stock rather than cash. Since the approval, the Company has issued 339,410 shares of common stock to the Advisor in settlement of accrued performance fees of $3,394,101. The collection of a portion of the performance fees had previously been voluntarily deferred by the Advisor. The stock is subject to certain restrictions and will vest ratably over a five year period. For purposes of determining the number of shares to be issued, the Company used the $10.00 per share price used in connection with its registered offering of shares of common stock for sale. Pursuant to the prospectus of the Company relating to the shares, no appraisal of the fair value of the Company's assets is scheduled until December 31, 1998. Determination of a per share value for shares issued after that date will be based on the appraised fair value.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine-months ended September 30, 1997 and 1998 were $47,951 and $91,591, respectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 3. Industry Segment Information:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the nine-month periods ended September 30, 1997 and 1998 are as follows:

                                                   1997              1998
                                                   ----              ----
Per Statements of Income:
    Rental income                               $11,218,483       $20,025,154
    Interest from direct financing leases         3,737,247         3,703,066
Adjustment:
    Share of leasing revenue from equity
        investments                               3,317,590         3,313,595
                                                -----------       -----------
                                                $18,273,320       $27,041,815
                                                ===========       ===========

For the nine-month periods ended September 30, 1997 and 1998, the Company earned its leasing revenues on its investments from the following lease obligors:

                                                1997                 %                 1998                %
                                             -----------        -----------        -----------        -----------
Etec Systems, Inc.                           $ 1,155,173                  6%       $ 2,243,918                  8%
Perry Graphic Communications, Inc.
    and Judd's Incorporated                                                          1,643,675                  6
Scott Companies Inc.                           1,340,856                  7          1,455,638                  5
Spectrian Corporation                          1,443,750                  8          1,443,750                  5
Best Buy Co., Inc. (a)                         1,345,934                  7          1,341,939                  5
Westell Technologies, Inc.                         4,790                             1,311,188                  5
QMS, Inc.                                      1,031,753                  6          1,267,031                  4
Telos Corporation                              1,085,250                  6          1,085,250                  4
Q Clubs, Inc.                                  1,040,221                  6          1,052,206                  4
The Upper Deck Company (a)                       989,906                  5            989,906                  4
Gensia, Inc. (a)                                 981,750                  5            981,750                  4
Applied Bioscience International, Inc.           976,500                  5            976,500                  4
Del Monte Corporation                            964,688                  5            964,688                  4
The Bon-Ton Stores, Inc.                         603,606                  3            953,063                  4
GDE Systems, Inc.                                 19,226                               946,523                  4
Career Education Corporation                                                           912,156                  3
Silgan Containers Corporation                    267,960                  2            847,202                  3
Lanxide Corporation                              772,500                  4            772,500                  3
Garden Ridge Corporation                         746,823                  4            746,823                  3
Big V Holding Corp.                              608,948                  3            620,202                  2
Rheometric Scientific, Inc.                      658,249                  4            612,814                  2
The Garden Companies, Inc.                       612,300                  3            612,300                  2
Celadon Group, Inc.                              525,000                  3            536,833                  2
Vermont Teddy Bear Co., Inc.                     133,663                  1            489,298                  2

Childtime Childcare, Inc.                        136,426                  1            448,535                  2
Pagg Corporation                                 137,129                  1            442,500                  2
NutraMax Products, Inc.                                                                431,252                  2
Knogo North America, Inc.                        393,000                  3            393,000                  1
Wal-Mart Stores, Inc.                            297,919                  2            297,919                  1
Sandwich Bancorp, Inc.                                                                 121,660
Texas Freezer Company, Inc.                                                             99,796
                                             -----------        -----------        -----------        -----------
                                             $18,273,320                100%       $27,041,815                100%
                                             ===========        ===========        ===========        ===========

(a) Represents the Company's proportionate share of lease revenues attributable to its equity investment.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 5. Dividends:

Dividends paid to shareholders during the nine months ended September 30, 1998 are summarized as follows:

Quarter Ended                                      Total Paid          Per Share
December 31, 1997                                  $5,719,178         $   0.2023
                                                   ==========         ==========
March 31, 1998                                     $5,720,883         $   0.2025
                                                   ==========         ==========
June 30, 1998                                      $5,999,060         $   0.2027
                                                   ==========         ==========

A dividend of .2029 per share was declared on September 24, 1998 and paid in October 1998 for the quarter ended September 30, 1998, and has been recorded in the accompanying condensed consolidated financial statements as dividends payable.

Note 6. Equity Investments:

The Company holds a 37% interest in BB Property Company ("BB Property"), a general partnership that net leases 17 retail stores to Best Buy Co., Inc., a 50% interest in Gena Property Company ("Gena"), a general partnership that net leases two office buildings to Gensia, Inc. and a 50% interest in Cards Limited Liability Company ("Cards LLC"), a limited liability company that net leases office and manufacturing facilities to The Upper Deck Company. Summarized financial information of Gena, BB Property and Cards LLC is as follows:

(in thousands)

                                  Gena                                BB Property                           Cards LLC
                   ------------------------------------  ------------------------------------  ------------------------------------
                   December 31, 1997 September 30, 1998  December 31, 1997 September 30, 1998  December 31, 1997 September 30, 1998
                   ----------------- ------------------  ----------------- ------------------  ----------------- ------------------
Assets                       $21,710            $21,020            $45,626            $45,866            $26,729            $26,596
Liabilities                   11,671             10,752             29,994             29,358             15,511             15,293
Partner's capital             10,039             10,268             15,632             16,508             11,218             11,303

                                                              For The Nine Months Ended
                                                              -------------------------
                                       September 30, 1997                                       September 30, 1998
                          ---------------------------------------------            ---------------------------------------------
                           Gena            BB Property         Cards LLC            Gena            BB Property         Cards LLC
                           ----            -----------         ---------            ----            -----------         ---------
Revenues                  $ 1,964            $ 3,646            $ 1,965            $ 1,964            $ 3,627            $ 1,980
Interest                     (733)            (2,091)              (942)              (659)            (1,987)              (921)
Depreciation                 (346)                                                    (346)
Other expenses                 (5)                (6)                 4                 (2)                (4)                (2)
                          -------            -------            -------            -------            -------            -------
     Net income           $   880            $ 1,549            $ 1,027            $   957            $ 1,636            $ 1,057
                          =======            =======            =======            =======            =======            =======

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of September 30, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS:

         Net income for the three-month and nine-month periods ended September 30,1998 reflects increases of $723,000 and $3,518,000, respectively, as compared with the three-month and nine-month periods ended September 30,1997. Excluding the effect of an extraordinary charge on the extinguishment of debt that resulted from a prepayment premium incurred in connection with the satisfaction of a mortgage loan, the increase in income for the comparable nine-month periods would have reflected an increase of $3,897,000. The increases in net income were due to an increase in lease revenues (rental income and interest from direct financing leases) and a decrease in general and administrative expenses, and were partially offset by increases in interest, depreciation and property expenses, and a decrease in other interest income. The increases in lease revenues and interest, depreciation and property expenses were due to the increase in the Company's real estate portfolio and related mortgage balances for the comparable periods. Between September 30,1997 and September 30,1998, the Company's investment in real estate increased from $230,000,000 to $316,000,000 and mortgage balances increased from $85,000,000 to $105,000,000. Other interest income has decreased as cash available for investment has been used for property purchases and additional funding of the Company's build-to-suit commitments. The increase in property expenses was due to an increase in asset management and performance fees, which are determined solely by the value of real estate owned as well as a noncash charge of $278,000 to strengthen the Company's reserve for uncollected rents. The decrease in general and administrative expenses reflected a decrease in administrative reimbursements.

         Under generally accepted accounting principles, rents received during the construction period on build-to-suit projects are not recognized as lease revenues nor included in cash flow from operations. Such rents are recorded as a reduction in the cost basis of the build-to-suit projects. Only as the projects are completed are the rents from these projects recognized as revenues in the results of operations. The Company currently has funded costs in excess of $22,603,000 on build-to-suit projects being constructed for Etec Systems, Inc., International Management Consulting, Inc., Balanced Care Corporation and Randall International, Inc. These projects are scheduled for completion between November 1998 and June 1999. The Company's annual rents from International Management Consulting, Balanced Care and Randall are expected to amount to approximately $1,925,000 assuming that all committed project costs are needed to complete construction. Approximate remaining costs for all of the projects other than Etec are expected to total $9,907,000. The costs of the new facility being constructed at the Etec property are estimated to amount to $52,356,000 of which $30,000,000 will be financed by a limited recourse mortgage loan for which a commitment has been received. Corporate Property Associates 14 Incorporated, an affiliate, will own a 49.99% interest in this project. Based on a projected equity contribution of $11,178,000, the Company's share of annual cash flow (rental income less mortgage debt service) is expected to be $1,243,000. In July 1998, Texas Freezer Company, Inc. took occupancy of a building which the Company had constructed as a build-to-suit project. Annual rent under the Texas Freezer lease is $911,000, and cash flow and revenue from Texas Freezer will now be reflected in lease revenues and operating cash flow.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

FINANCIAL CONDITION

         In September 1997, the Company completed a second offering of common stock in which it raised $201,198,000. The Company has not fully invested the net proceeds from the offering, and is using its uninvested funds to complete its build-to-suit commitments and for additional purchases of real estate. As of November 6, 1998, the Company had $38,000,000 of uninvested cash available for investment. The Company also has significant borrowing capacity because many of its properties are unleveraged. The Company intends to place limited recourse mortgage loans on many of the unleveraged properties and to use the proceeds from the borrowings to purchase additional properties.

         Since December 31, 1997, the Company's cash balances have decreased by $22,197,000. The Company has used $47,148,000 for investing in new properties and additional capital costs on its committed projects. The funds invested were made available from the Company's cash balances, funds received from two mortgage financings in 1998 and $11,101,000 received from Corporate Property Associates 14 for its minority interest in the Etec project. Of the $26,000,000 received in 1998 from mortgage financings, $7,958,000 was used to pay off an existing mortgage loan on the Etec property.

         Cash flow from operations of $16,070,000 which excludes rents received during the construction periods on build-to-suit projects, was not sufficient to fund fully dividends paid of $17,439,000 and scheduled mortgage principal installments of $1,530,000. The Company believes that its ability to meet its objective of fully funding its dividend from operating cash flow will be realized as its build-to-suit projects are completed and rents at those properties are included in cash flow from operations. The Company has devoted a substantial portion of its resources to build-to-suit projects as it believes that they should provide a much better return on investment than many other opportunities being evaluated by the Advisor's acquisitions team. The Company places its emphasis on selecting transactions that meet long-term objectives rather than investing available funds as quickly as possible in properties that will increase operating cash flow currently but do not meet the criteria of the investment committee of the Advisor and the Company's Board of Directors.

         In June 1998, the shareholders of the Company approved a proposal to amend the Company's Advisory Agreement to allow the Company, with the consent of the Advisor, to pay asset management and performance fees in common stock rather than cash. As a result of this amendment to the Advisory Agreement, the Company was able to convert liabilities for unpaid performance fees of approximately $3,394,000 to equity. By issuing 339,410 shares rather than paying fees in cash, the Company's liquidity has been enhanced. The current issuance of shares and any future issuance of shares to pay fees will reduce the cash required by the Company to pay expenses, strengthen the Company's balance sheet and increase the equity ownership of the Advisor with the effect of aligning more strongly the interests of the Advisor and shareholders of the Company. With such issuance, the Advisor's ownership in the Company has increased to more than 1%.

         The so-called "Year 2000 issue" is the name that has been given to the series of problems that have resulted or may result from computer programs having been written using two digits rather than four to define a year. For example, any program that has time-software may recognize a date using "00" as the year 1900 rather than 2000. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. The Company has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Advisor and certain other third parties including its bank and transfer agent.

         The Company and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, the Company, its Advisor, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be completed in the first or second quarter of 1999. The Company and its affiliates have also engaged outside consultants experienced in detecting and addressing Year 2000 issues, and they will continue to research and test the affiliate's applications and systems.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

FINANCIAL CONDITION (continued):

         At the same time, the Company, its Advisor, and affiliates are evaluating all of their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, the Company commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and is scheduled to be installed during the second or third quarter of 1999. This software has been designed to use four digits to define a year. Because the Company's primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Advisor and its affiliates to correct fully Year 2000 issues could disrupt its administrative operations, the resulting disruptions would not likely have a material impact on the Company's results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. The Company's share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company's share of the estimated total cost of the Year 2000 project is expected to be approximately $105,000.

         Although the Company believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on the Company. The Company and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are the Company's bank and transfer agent. The Company's operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

         The Company contacted each of its lessees regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than the Company. The major risk to the Company is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

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

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                    PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 1998 no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced February 2, 1996 is as follows:

Shares registered:                                                    20,300,000
Aggregate price of offering amount registered:                      $203,000,000
Shares sold:                                                          20,198,459
Aggregated offering price of amount sold:                           $201,984,590
Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of
   the issuer:                                                      $  5,235,503
Direct or indirect payments to others:                              $ 10,521,232
Net offering proceeds to the issuer after
   deducting expenses:                                              $186,227,855
Purchases of real estate:                                           $149,502,752
Working capital reserves:                                           $  2,019,846
Temporary investments in cash and cash
   equivalents:                                                     $ 34,705,257

(b)      Reports on Form 8-K:

         During the quarter ended September 30, 1998 the Company was not required to file any report on Form 8-K.

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

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED AND SUBSIDIARIES

           11/9/98                 By:     /s/ Steven M. Berzin
              Date                         Steven M. Berzin
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

           11/9/98                 By:     /s/ Claude Fernandez
              Date                         Claude Fernandez
                                           Executive Vice President and
                                           Chief Administrative Officer
                                           (Principal Accounting Officer)