Form 10-K405
period 1998-12-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1999-03-30
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      For the year ended December 31, 1998

                                       of

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                    CPA(R):12

                             A Maryland Corporation
                   IRS Employer Identification No. 13-3726306
                            SEC File Number 033-68728

                              50 Rockefeller Plaza,
                            New York, New York 10020
                                 (212) 492-1100

CPA(R):12 has SHARES OF COMMON STOCK registered pursuant to Section 12(g) of the Act.

CPA(R):12 is not registered on any exchanges.

CPA(R):12 does not have any Securities registered pursuant to Section 12(b) of the Act.

CPA(R):12 is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.

CPA(R):12 (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

CPA(R):12 has no active market for common stock at March 24, 1999. Non-affiliates held 28,273,451 shares of common stock, $.001 Par Value outstanding at March 24, 1999.

                                     PART I

Item 1 Business.

      Corporate Property Associates 12 (CPA(R):12) Incorporated is a Real Estate Investment Trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 1998, CPA(R):12's portfolio consisted of 85 properties leased to 36 tenants and totaling more than 7.9 million square feet.

      CPA(R):12's core investment strategy is to purchase and own properties leased to a variety of companies on a single tenant net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses.

      CPA(R):12 also generally includes in its leases:

      o clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

      o covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

      o indemnification of CPA(R):12 for environmental and other liabilities;

      o     guarantees from parent companies or other entities.

      CPA(R):12 was formed as a Maryland corporation on July 30, 1993. Between February 1994 and September 1997, CPA(R):12 sold a total of 28,334,451 shares of common stock for a total of $283,344,510 in offering proceeds. These proceeds have been combined with limited recourse mortgage debt to purchase CPA(R):12's property portfolio. As a real estate investment trust, CPA(R):12 is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

      Carey Property Advisors provides both strategic and day-to-day management for CPA(R):12, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Property Advisors also provides office space and other facilities for CPA(R):12. Carey Property Advisors has dedicated senior executives in each area of its organization so that CPA(R):12 functions as a fully integrated operating company. CPA(R):12 pays asset management fees to Carey Property Advisors and pays certain transactional fees. CPA(R):12 also reimburses Carey Property Advisors for certain expenses. Carey Property Advisors also serves in this capacity for Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated and Corporate Property Associates 14 Incorporated.

      CPA(R):12's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of March 24, 1999, CPA(R):12 had no employees. An affiliate of Carey Property Advisors employs 20 individuals who perform services for CPA(R):12.

Business Objectives and Strategy

      CPA(R):12's objectives are to:

      o pay quarterly dividend at an increasing rate that for taxable shareholders may be partially free from current taxation;

      o purchase and own a portfolio of real estate that will increase in value; and

      o increase the equity in its real estate by making regular mortgage principal payments.

      CPA(R):12 seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CPA(R):12 's portfolio is diversified by geography, property type and by tenant.

Recent Developments

      On March 23, 1998, CPA(R):12 purchased land and building in Houston, Texas for $7,199,000 and assumed an existing net lease with First Aid Products, Inc., as lessee. The obligations of the lease are unconditionally guaranteed by First Aid's parent company, NutraMax Products, Inc. The lease has an initial annual term through April 2013 with one five-year renewal term at the tenant's option. Annual rent, currently $823,968, provides for annual rent increases based on increases in the Consumer Price Index, capped at 5%.

      On April 14, 1998, CPA(R):12 purchased a property in Ft. Dodge, Iowa for $3,874,000 from Silgan Containers Corporation and amended its existing lease with Silgan to include the Ft. Dodge property with two other properties. As amended, the initial lease term was extended through March 2013 with three five-year renewals at Silgan's option and annual rent was increased $893,200 to $1,275,000.

      On May 18, 1998, CPA(R):12 purchased land in Ashburn, Virginia and entered into construction and lease agreements with International Management Consultant Inc. ("IMCI"). Construction was completed in February 1999 at which time IMCI took occupancy of the property. After a rent abatement period of six months, annual rent will be $754,404 with rent increases every year based on increases in the Consumer Price Index, capped at 3%. The lease has an initial term of fifteen years through February 2014.

      On June 23, 1998, CPA(R):12 purchased land in Mechanicsburg, Pennsylvania and entered into construction agency and lease agreements with BCC Development and Management Co. This build-to-suit project is scheduled for completion before the end of the second quarter of 1999. The lease provides for an initial term of fifteen years with two five-year renewals at the option of the tenant. Annual rent will initially be an amount representing 9.9% total project costs, which are expected to total approximately $4,753,000.

      On December 22, 1998, through a 33 1/3% interest in a limited liability company that was formed with two affiliates, CPA(R):12 purchased land and buildings in Sunnyvale, California and entered into a net lease with Advanced Micro Devices, Inc. ("AMD"). The total purchase price of the building was $95,287,958 with $68,250,000 of the financing provided through a limited recourse mortgage loan. CPA(R):12's equity contribution, including its share of deferred acquisition fees, representing the purchase price less the mortgage financing was $9,012,653. The AMD lease has an initial term of 20 years with two ten-year renewal terms at AMD's option. The lease provides for annual rent of $9,145,500 with rent increases every three years, with each rent increase capped at 6.903%. The loan has a ten-year term and provides for monthly payments of interest and principal based on a 30-year amortization schedule and an annual interest rate of 7.78%. CPA(R):12's share of annual distributions from this investment is expected to be $1,066,000, representing approximately one-third of the limited liability company's annual operating cash flow (rent less mortgage debt service).

      On February 3, 1999,through a 50% interest in a limited liability company which CPA(R):12 formed with an affiliate, CPA(R):12 acquired an interest in land and buildings in Gilbert, Arizona, and through the limited liability company interest, entered into a net lease with Intesys Technologies, Inc. The total purchase price of the building was $23,560,000. The Intesys lease has an initial term of 20 years with two ten-year renewal options at the tenant's option. The lease provides for annual rent of $2,274,750. There are rent increases every three years based on increases in the Consumer Price Index with increases capped at 9%.

      In February 1995, CPA(R):12 purchased land and buildings in Hayward, California for $11,860,000 and entered into a net lease with Etec Systems, Inc. In August 1996, CPA(R):12 entered into a commitment to construct an additional building at the Etec property, and in January 1997, the Company completed construction of the building for $5,241,000. In February 1998, CPA:12 entered into a series of transactions including paying off the existing limited recourse mortgage loan on the Etec property, entering into a commitment and construction agency agreement to fund additional improvements of up to $52,356,000, amending the existing lease with Etec and transferring ownership of the Etec property to a limited liability company in which, Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, has an ownership interest. At that time, CPA(R):12 paid off the $7,957,947 existing limited recourse mortgage loan collateralized by the Etec property. Under the limited liability agreement, CPA(R):14 will have a 49.99% interest in the additional improvements and will not share in the economic benefits from the existing buildings. CPA(R):12 releveraged the existing buildings with $15,000,000 of limited recourse mortgage financing and has received a commitment of $30,000,000 of financing for the additional improvements. The initial $15,000,000 of mortgage financing provides for monthly payments of principal and interest at an annual interest rate of 7.11%, and will fully amortize in December 2013. The remaining $30,000,000 mortgage will also bear interest at an annual interest rate of 7.11% and will be scheduled to fully amortize over its term.

      As more fully discussed in Note 10 to the consolidated financial statements in Item 8, Lanxide Corporation, a tenant of a property in Newark, Delaware, has filed a petition of bankruptcy and is in the process of liquidating. CPA(R):12 has assumed three short-term subleases at the property. As a result, CPA(R):12 expects the annual rent from this property to decrease to approximately $585,000, representing the subtenants rents, from $1,030,000, if the lease is terminated pursuant to Lanxide"s bankruptcy petition. There is no assurance that any of the subleases, which expire in 2000 and 2001, will be renewed.

Acquisition Strategies

      Carey Property Advisors has a well-developed process with established procedures and systems for acquiring net leased property on behalf of CPA(R):12. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, Carey Property Advisors has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. CPA(R):12 takes advantage of Carey Property Advisors' presence in the net lease market to build its portfolio. In evaluating opportunities for CPA(R):12, Carey Property Advisors carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. CPA(R):12 believes that Carey Property Advisors has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. Carey Property Advisors seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. CPA(R):12 believes that the experience of Carey Property Advisors' management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables Carey Property Advisors to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

Carey Property Advisors' strategy in structuring its net lease investments for CPA(R):12 is to:

      o combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

      o     enhance current returns by utilizing varied lease structures;

      o reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

      o increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

Financing Strategies

      Consistent with its investment policies, CPA(R):12 uses leverage when available on favorable terms. CPA(R):12 has approximately $109,261,000 in property level debt outstanding. These mortgages mature between 2000 and 2020 and have interest rates between 6.85% and 10.25%. Carey Property Advisors continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

Transaction Origination

      In analyzing potential acquisitions, Carey Property Advisors reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CPA(R):12's acquisition criteria. The aspects of a transaction which are reviewed and structured by Carey Property Advisors include the following:

      o Tenant Evaluation. Carey Property Advisors subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. Carey Property Advisors seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, CPA(R):12 can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CPA(R):12's properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). Carey Property Advisors may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CPA(R):12 with additional financial security.

      o Leases with Increasing Rents. Carey Property Advisors seeks to include clauses in CPA(R):12's leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. CPA(R):12 seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

      o Properties Important to Tenant Operations. Carey Property Advisors, on behalf of CPA(R):12, generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. CPA(R):12 believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. Carey Property Advisors also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, CPA(R):12 can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

      o Lease Provisions that Enhance and Protect Value. When appropriate, Carey Property Advisors attempts to include provisions in CPA(R):12's leases that require CPA(R):12's consent to certain tenant activity or require the tenant to satisfy certain operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables CPA(R):12 to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to CPA(R):12 or could reduce the value of CPA(R):12's properties.

      o Diversification. Carey Property Advisors tries to diversify CPA(R):12's portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, CPA(R):12 reduces the adverse effect on CPA(R):12 of a single underperforming investment or a downturn in any particular industry or geographic location.

      Carey Property Advisors employs a variety of other strategies and practices in connection with CPA(R):12's acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. In certain instances, CPA(R):12 grants to the tenant a right to purchase the property leased by the tenant, but generally the option purchase price will be not less than the fair market value of the property. Carey Property Advisors' practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition.

      As a transaction is structured, it is evaluated by the Chairman of the Investment Committee with respect to the potential tenant's credit, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired, the transaction is reviewed by the Investment Committee to ensure that it satisfies CPA(R):12's investment criteria. Aspects of the transaction that are typically reviewed by the Investment

Committee include the expected financial returns, the creditworthiness of the tenant, the real estate characteristics and the lease terms.

      The Investment Committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. Carey Property Advisors places special emphasis on having experienced individuals serve on its Investment Committee and does not invest in a transaction unless it is approved by the Investment Committee.

      CPA(R):12 believes that the Investment Committee review process gives it a unique, competitive advantage over other unaffiliated net lease companies because of the substantial experience and perspective that the Investment Committee has in evaluating the blend of corporate credit, real estate and lease terms that combine to make an acceptable risk.

      The following people serve on the Investment Committee:

      o George E. Stoddard, Chairman, was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) Programs for over 19 years.

      o Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

      o Nathaniel S. Coolidge previously served as Senior Vice President - Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing $21 billion of Fixed income investments for Hancock, its affiliates and outside clients.

      o Lawrence R. Klein is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies. Dr. Klein serves as an alternate member of the Investment Committee

Asset Management

      CPA(R):12 believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

      Carey Property Advisors monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Carey Property Advisors reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, Carey Property Advisors periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

Holding Period

      CPA(R):12 intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CPA(R):12 shareholders. If CPA(R):12's common stock is not listed for trading on a national securities exchange or included for quotation on Nasdaq, CPA(R):12 will generally begin selling properties within ten years after the proceeds of the public offering are substantially invested, subject to market conditions. The board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidation strategy which is likely to result in the greatest value for the shareholders.

Competition

      CPA(R):12 faces competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. CPA(R):12 also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. CPA(R):12 believes its management's experience in real estate, credit underwriting and transaction structuring will allow CPA(R):12 to compete effectively for office and industrial properties.

Environmental Matters

      Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste (collectively, "Hazardous Materials") releases on, under, in or from such property, and may be held liable to governmental entities or to third parties for certain damage and for investigation and cleanup costs incurred by such parties in connection with the release or threatened release of Hazardous Materials. Such laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of Hazardous Materials, and the liability under such laws has been interpreted to be joint and several under certain circumstances. CPA(R):12's leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

      CPA(R):12 typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I assessments are performed by independent environmental consulting and engineering firms for all acquisitions. Where warranted, Phase II assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. CPA(R):12 may acquire a property which is known to have had a release of Hazardous Materials in the past, subject to a determination of the level of risk and potential cost of remediation. CPA(R):12 normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, CPA(R):12 often structures its leases to require the tenant to assume most or all responsibility for environmental compliance or environmental remediation relating to the tenants operations and to provide that non-compliance with environmental laws is deemed a lease default. In certain instances, CPA(R):12 may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of CPA(R):12 providing the protection. Such a contractual arrangement does not eliminate CPA(R):12's statutory liability or preclude claims against CPA(R):12 by governmental authorities or persons who are not a party to such an arrangement. Contractual arrangements in CPA(R):12's leases may provide a basis for CPA(R):12 to recover from the tenant damages or costs for which CPA(R):12 has been found liable.

Industry Segment

      CPA(R):12 operates in one industry segment, investment in net leased real property. For the year ended December 31, 1998, no lessee represented 10% or more of the total operating revenue of CPA(R):12.

Factors Affecting Future Operating Results

      The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") became effective in December 1995. The Act provides a "safe harbor" for companies that make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

      CPA(R):12 wishes to take advantage of the "safe harbor" provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," "seeks" or "plans" or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

      CPA(R):12's future results may be affected by certain risks and uncertainties including the following:

Single Tenant Leases Increases Exposure to Failure of Tenant

      We focus our acquisition activities on net leased real properties or interests therein. Due to the fact that our net leased real properties are leased to single tenants, the financial failure of or other default by a tenant resulting in the termination of a lease is likely to cause a reduction in the operating cash flow of CPA(R):12 and might decrease the value of the property leased to such tenant.

Dependence on Major Tenants

      Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 11 properties, represent 30% of annualized revenues. The default, financial distress or bankruptcy of any of the tenants of such properties could cause interruptions in the receipt of lease revenues from such tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

We Can Borrow a Significant Amount of Funds

      We have incurred, and may continue to incur, indebtedness (secured and unsecured) in furtherance of our activities. Neither the certificate of incorporation, bylaws nor any policy statement formally adopted by the board of directors limits either the total amount of indebtedness or the specified percentage of indebtedness (based upon the total market capitalization of CPA(R):12) that may be incurred. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.

Possible Inability to Refinance Balloon Payment on Mortgage Debt

      A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

      o     1999 - none;
      o     2000 - 7.7 million;
      o     2001 - 2.0 million;
      o     2002 - 4.6 million; and
      o     2003 - 5.1 million;

Our ability to make such balloon payments will depend upon our ability either to refinance the mortgage related thereto, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws.

There are Uncertainties Relating to Lease Renewals and Re-letting of Space

      o We will be subject to the risks that, upon expiration of leases, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If we are unable to re-let promptly all or a substantial portion of our properties or if the rental rates upon such re-letting were significantly lower than current rates, our net income and ability to make expected distributions to our shareholders would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. Other than the Lanxide tenants, no leases are scheduled to expire during the next five years.

Possible Liability Relating to Environmental Matters

      We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on CPA(R):12:

      o Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

      o Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances; and

      o Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

We May be Unable to Make Acquisitions on an Advantageous Basis

      The consummation of any future acquisition will be subject to satisfactory completion of our extensive analysis and due diligence review and to the negotiation of definitive documentation. There can be no assurance that we will be able to identify and acquire additional properties or that we will be able to finance acquisitions in the future. In addition, there can be no assurance that any such acquisition, if consummated, will be profitable for us. If we are unable to consummate the acquisition of additional properties in the future, there can be no assurance that we will be able to increase the cash available for distribution to our shareholders.

We May Suffer Uninsured Loss

      We carry comprehensive liability, fire, extended coverage on most of our properties, with policy specifications and insured limits customarily carried for similar properties. CPA(R):12 carries similar insurance for these properties if the tenant is not required to do so. In addition, CPA(R):12 carries contingent property and liability insurance. There are certain types of losses (such as due to wars or acts of God) that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect our financial condition. We believe that the properties are adequately insured in accordance with industry standards.

Changes in Market Interest Rates Could Cause Our Stock Price to Go Down

      The trading prices of equity securities issued by real estate companies have historically been affected by changes in broader market interest rates, with increases in interest rates resulting in decreases in trading prices, and decreases in interest rates resulting in increases in such trading prices. An increase in market interest rates could therefore adversely affect the trading prices of any of our equity securities.

We Face Intense Competition

      The real estate industry is highly competitive. Our principal competitors include national REITs, many of which are substantially larger and have substantially greater financial resources than us.

The Value of our Real Estate is Subject to Fluctuation

      We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

            o     Adverse changes in general or local economic conditions;
            o Changes in supply of or demand for similar or competing properties;
            o     Changes in interest rates and operating expenses;
            o     Competition for tenants;
            o     Changes in market rental rates;
            o Inability to lease properties upon termination of existing leases;
            o     Renewal of leases at lower rental rates;
            o Inability to collect rents from tenants due to financial hardship, including bankruptcy;
            o Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;
            o     Uninsured property liability;
            o     property damage or casualty losses;
            o Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and
            o Acts of God and other factors beyond the control of our management.

Our Systems May Not Be Year 2000 Compliant

            The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. CPA(R):12 has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Advisor and certain other third parties including its banks and transfer agent.

            CPA(R):12 and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, CPA(R):12, its Advisor, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be substantially completed in the second quarter of 1999. CPA(R):12 and its affiliates have also engaged outside consultants experienced in diagnosing systems and software applications and addressing Year 2000 issues, and with the help of these consultants currently are remediating as necessary.

            At the same time, CPA(R):12, its Advisor, and affiliates are evaluating their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, CPA(R):12 commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and is scheduled to be installed during the third quarter of 1999. This software has been designed to use four digits to define a year. Because CPA(R):12's primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Advisor and its affiliates to correct fully Year 2000 issues could disrupt CPA(R):12's administrative operations, the resulting disruptions would not likely have a material impact on CPA(R):12's results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. CPA(R):12's share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to CPA(R):12's financial position. CPA(R):12's share of the estimated total cost of the Year 2000 project is expected to be approximately $105,000, of which $71,000 has been incurred to date.

            Although CPA(R):12 believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on CPA(R):12 . CPA(R):12 and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are CPA(R):12's bank and transfer agent. CPA(R):12's operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

            CPA(R):12 contacted each of its lessees regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, CPA(R):12 believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than CPA(R):12. The major risk to CPA(R):12 is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, CPA(R):12 may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

We Depend on Key Personnel for Our Future Success

      We depend on the efforts of the executive officers and key employees of Carey Property Advisors. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

      The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors we describe above list all material risks to CPA(R):12 at any specific point in time. We have disclosed many of the important risk factors discussed above in our previous filings with the Securities and Exchange Commission.

Item 2. Properties.

      The following table provides certain information with respect to the Company's significant properties as of March 15, 1999.

                                                                                                                             Initial
              Tenant/Guarantor                    Square            Annual          Rent Per              Ownership           Lease
           Location of Properties                 Footage          Rent (1)        Square Ft.             Interest            Term
           ----------------------                 -------          --------        ----------             --------            ----
BEST BUY CO., INC. (3)
  Denver, CO                                      23,987                                         37% interest;
  Fort Collins, CO                                28,520                                         remaining interest
  Bloomingdale, IL                                27,280                                         owned by CIP(R)
  Bedford Park, IL                                27,466
  Aurora, IL                                      28,186
  Matteson, IL                                    27,538
  Schaumberg, IL                                 113,933
  Omaha, NE                                       28,731
  Albuquerque, NM                                 45,653
  Arlington, TX                                   46,361
  Beaumont, TX                                    28,255
  Dallas, TX                                      27,697
  El Paso, TX                                     28,179
  Plano, TX                                       28,075
  Ft. Worth, TX                                   27,460
  Houston, TX                                     28,160
  Madison, WI                                     28,025
                                                 -------
    TOTAL                                        593,506       $1,859,088        $ 8.47(2)                                    2018

BIG V HOLDING CORPORATION (3)
  Ellenville, NY                                  60,750
  Warwick, NY                                     72,804                                         45% interest;
                                                 -------                                         remaining interest
    TOTAL                                        133,554          693,563         11.54(2)       owned by CIP(R)              2018

GENSIA, INC.(3)
  San Diego, CA                                  144,311        1,309,000         18.14(2)       50% interest;                2009
                                                                                                 remaining interest
                                                                                                 owned by CIP(R)
ETEC SYSTEMS, INC.
  Hayward, CA (3)                                213,000        2,987,710         14.03          Interest in a limited        2014
  Hayward, CA                                    142,000             (1)                         liability company

WAL-MART STORES, INC.(3)
  Greenfield, IN                                  82,620          397,226          4.81                     100%              2005

Q CLUBS, INC.
  Austin, TX (3)                                  43,935          715,608         16.29                     100%              2013
  Houston, TX                                     46,733          694,000         14.85                     100%              2016

THE GARDEN COMPANIES, INC.
  Chattanooga, TN (3)                            242,317          816,400          3.37                     100%              2015

DEL MONTE CORPORATION (3)
  Mendota, IL                                    239,850                                         50% interest;
  Plover, WI                                     210,000                                         remaining interest
  Toppenish, WA                                  274,750                                         owned by CIP(R)
  Yakima, WA                                     11,165
                                                -------
    TOTAL                                        735,765        1,286,250          3.50(2)                                    2016

APPLIED BIOSCIENCE
  INTERNATIONAL, INC.
  Austin, TX (3)                                 173,000        1,391,715          8.04                     100%              2010

THE UPPER DECK COMPANY (3)
  Carlsbad, CA                                   295,000        1,319,875          8.94(2)       50% interest;                2021
                                                                                                 remaining interest
                                                                                                 owned by CIP(R)

                                                                                                                            Initial
              Tenant/Guarantor                    Square            Annual          Rent Per          Ownership              Lease
           Location of Properties                 Footage            Rent          Square Ft.         Interest               Term
           ----------------------                 -------            ----          ----------         --------               ----
RHEOMETRIC SCIENTIFIC, INC.
  Piscataway, NJ                                 104,000          833,137          8.01                 100%                 2011
TELOS CORPORATION
  Loudon County, VA. (3)                         192,775        1,543,258          8.00                 100%                 2016
VARIOUS TENANTS
  Newark, DE (3)                                 162,220                                                100%                 2000-
                                                                                                                             2001
CELADON GROUP, INC.
  Indianapolis, IN                                60,900          727,833         11.95                 100%                 2016
SPECTRIAN CORPORATION
  Sunnyvale, CA (3)                               91,476       $1,925,000        $21.04                 100%                 2011
GARDEN RIDGE CORPORATION
  Tulsa, OK (3)                                  141,284          854,164          6.05                 100%                 2016
KNOGO NORTH AMERICA, INC.
  Hauppauge, NY                                   68,333        2,096,000         30.67                 100%                 2016
SCOTT COMPANIES, INC.
  San Leandro, CA (3)                            270,000        1,945,850          7.21                 100%                 2017
QMS, INC.
  Mobile, AL (3)                                 277,000        1,689,375          6.10                 100%                 2012
CHILDTIME CHILDCARE, INC. (3)
  Chandler, AZ                                     6,575          103,894
  Fleming Island, FL                               7,894          111,440
  Sugarland, TX                                   11,331          109,920
  New Territory, TX                                7,894          114,856
  Ackworth, GA
  Siverdale, WA
  Happauge, NY
  Patchogue, NY
  Hampton, VA
                                                  ------          -------         -----
                                                  33,694          440,110         13.06                 100%                 2018

THE BON-TON STORES, INC.
  Allentown, PA (3)                              399,175
  Johnstown, PA (3)                               80,884
                                                  ------
                                                 480,059        1,270,750          2.65                 100%                 2017

SILGAN CONTAINERS
CORPORATION
  Menomonie and
  Oconomowoc, WI
  Fort Dodge, Iowa                               386,265        1,275,000          3.30                 100%                 2013

PAGG CORPORATION
  Milford, MA (3)                                108,125          590,000          5.46                 100%                 2009

VERMONT TEDDY BEAR CO, INC.
  Shelburne, VT (3)                               55,446          652,400         11.77                 100%                 2017

MARCONI INTEGRATED
SYSTEMS, INC.
  San Diego, CA                                  123,200        1,183,722          9.61                 100%                 2007

TEXAS FREEZER COMPANY, INC.
  Dallas, TX (3)                                 219,614          930,750          4.24                 100%                 2019

WESTELL TECHNOLOGIES, INC.
  Aurora, IL                                     185,410        1,748,250          9.43                 100%                 2017

                                                                                                                           Initial
              Tenant/Guarantor                    Square            Annual          Rent Per              Ownership         Lease
           Location of Properties                 Footage            Rent          Square Ft.             Interest          Term
           ----------------------                 -------            ----          ----------             --------          ----
CAREER EDUCATION CORPORATION
  Mendora Heights, MN                            118,241        1,115,100          9.43                     100%            2009

PERRY GRAPHIC
COMMUNICATIONS and JUDD'S
INCORPORATED
  Baraboo, WI (3)                                433,284
  Waterloo, WI (3)                               466,192
                                                 -------
                                                 899,476        1,888,875          2.10                     100%            2017

COMPASS BANK FOR SAVINGS
  Bourne, MA                                       2,083
  Sandwich, MA                                    16,500
  Wareham, MA                                      3,223
                                                 -------
                                                  21,806          185,282          8.50                     100%            2018

NUTRAMAX PRODUCTS, INC
  Houston, TX                                    248,960          823,968          3.31                     100%            2013

INTERNATIONAL MANAGEMENT
CONSULTANT, INC.
  Ashburn, VA                                     69,983          754,404         10.78                    100%            2014

BCC DEVELOPMENT AND
MANAGEMENT CO.
(under construction)
  Mechanicburg, PA                                42,000                                                    100%            2013

ADVANCED MICRO DEVICES, INC.
  Sunnyvale, CA (3)                              362,000        3,048,500         25.27(2)       33 1/3 % interest;         2018
                                                                                                 remaining interests
                                                                                                 owned by CIP(R) and
                                                                                                 CPA(R):14
INTESYS TECHNOLOGIES, INC.
  Gilbert, AZ                                    243,370       $1,137,375          9.35 (2)      50% interest;              2019
                                                                                                 Remaining interest
                                                                                                 owned by CPA(R):14

(1)   Does not include properties under construction.
(2) This figure represents the rent per square foot of the property when combined with rents payable to co-owners.
(3)   These properties are encumbered by limited recourse mortgages.

Item 3. Legal Proceedings.

            As of the date hereof, Registrant is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of the year ended December 31, 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

            Information with respect to the Company's common equity is hereby incorporated by reference to page 22 of Registrant's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

            Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of the Company's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

            Approximately $81,675,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1998 ranged from LIBOR and 1.97% to the lender's prime rate and 2%.

(in thousands)

                         1999           2000        2001        2002          2003        Thereafter        Total        Fair Value
                         ----           ----        ----        ----          ----        ----------        -----        ----------
Fixed rate               $2,076        $4,438       $2,301      $2,486       $2,622         $67,752        $81,675         $82,094

Average
   interest
   rate                    7.8%         8.54%        7.72%       7.73%        7.73%           7.76%

Variable rate               665        13,058          572       5,030        5,421           2,841         27,587

As of December 31, 1998, CPA(R):12 had no other material exposure to market risk.

Item 8. Consolidated Financial Statements and Supplementary Data

            The following consolidated financial statements and supplementary data of Registrant are hereby incorporated by reference to pages 6 to 21 of the Company's Annual Report contained in Appendix A:

  (i)   Report of Independent Accountants.
 (ii)   Consolidated Balance Sheets as of December 31, 1997 and 1998
(iii) Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998.
 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998.
  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.
 (vi)   Notes to Consolidated Financial Statements.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   1. Consolidated Financial Statements:

            The following consolidated financial statements are filed as a part of this Report:

      Report of Independent Accountants.

      Consolidated Balance Sheets, December 31, 1997 and 1998.

      Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998.

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998.

      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.

      Notes to Consolidated Financial Statements.

      The consolidated financial statements are hereby incorporated by reference to pages 6 to 21 of the Company's Annual Report contained in Appendix A.

      (a)   2. Financial Statement Schedules:

            The following schedules are filed as a part of this Report:

      Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1998.

      Schedule III of the Company is contained on pages 25 to 29 of this Form 10-K.

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

Exhibit                                                                      Method of
  No.                Description                                             Filing
  ---                -----------                                             ----------------------
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

Exhibit                                                                      Method of
  No.                Description                                             Filing
  ---                -----------                                             ----------------------
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

10.12       First Amendment to Owner's Lien Agreement dated                  Filed as Exhibit 10.12
            May 27, 1994 by CPA(R):10, CIP(TM)and Registrant                 to Registrant's Form 10-K
            for the benefit of Teachers Insurance and Annuity                dated March 30, 1995
            Association of America.

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
            Fitness Clubs of America, Inc., as Tenant.                       dated June 23, 1995

Exhibit                                                                      Method of
  No.                Description                                             Filing
  ---                -----------                                             ----------------------
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

Exhibit                                                                      Method of
  No.                Description                                             Filing
  ---                -----------                                             ----------------------
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

Exhibit                                                                      Method of
  No.                Description                                             Filing
  ---                -----------                                             ----------------------
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

21.3        Subsidiaries of Registrant as of March 31, 1999.                 Filed herewith

Exhibit                                                                      Method of
  No.                Description                                             Filing
  ---                -----------                                             ----------------------
28.1        Limited Guaranty of Payment dated October 8, 1993 from           Filed as Exhibit 28.1
            CIP(TM), as Guarantor, to Key Bank of New York, as               to Registrant's Form 10-K
            Lender.                                                          dated March 30, 1995

28.2        Amendment to Limited Guaranty of Payment dated July 15, 1994     Filed as Exhibit 28.2
            among CIP(TM)and Registrant, Guarantors, and Key Bank            to Registrant's Form 10-K
            of New York, as Lender.                                          dated March 30, 1995

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

(b) Reports on Form 8-K

            During the quarter ended December 31, 1998 the Registrant was not required to file any reports on Form 8-K.

(c)

            Pursuant to Rule 701 of Regulation S-K, the use of proceeds through December 31, 1998 from the Company's offering of common stock which commenced February 2, 1996 (File # 33-99994) is as follows:

             Shares registered:                                                20,300,000

             Aggregate price of offering amount registered:                  $203,000,000

             Shares sold:                                                      20,198,459

             Aggregated offering price of amount sold:                       $201,984,590

             Direct or indirect payments to directors, officers,
                general partners of the issuer or their associates, to
                persons owning ten percent or more of any class of
                equity securities of the issuer and to affiliates of
                the issuer:                                                  $  5,235,503

             Direct or indirect payments to others:                          $ 10,521,232

             Net offering proceeds to the issuer after
                deducting expenses:                                          $186,227,855

             Purchases of real estate:                                       $181,640,278

             Working capital reserves:                                       $  2,019,846

             Temporary investments in cash and cash
                equivalents:                                                 $  2,567,731

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED a Maryland corporation

  03/24/99                     BY:       /s/ Steven M. Berzin
  --------                               -----------------------------------
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


                               CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


  03/24/99                     BY:       /s/ William P. Carey
  --------                               -----------------------------------
    Date                                 William P. Carey
                                         Chairman of the Board
                                         and Director
                                         (Principal Executive Officer)

  03/24/99                     BY:       /s/ H. Augustus Carey
  --------                               -----------------------------------
    Date                                 H. Augustus Carey
                                         President

  03/24/99                     BY:       /s/ Ralph G. Coburn
  --------                               -----------------------------------
    Date                                 Ralph G. Coburn
                                         Director

  03/24/99                     BY:       /s/ William Ruder
  --------                               -----------------------------------
    Date                                 William Ruder
                                         Director

  03/24/99                     BY:       /s/ George E. Stoddard
  --------                               -----------------------------------
    Date                                 George E. Stoddard
                                         Director

  03/24/99                     BY:       /s/ Thomas E. Zacharias
  --------                               -----------------------------------
    Date                                 Thomas E. Zacharias
                                         Director

  03/24/99                     BY:       /s/ Steven M. Berzin
  --------                               -----------------------------------
    Date                                 Steven M. Berzin
                                         Executive Vice President, Chief Legal
                                         Officer and Chief Financial Officer
                                         (Principal Financial Officer)

  03/24/99                     BY:       /s/ Claude Fernandez
  --------                               -----------------------------------
     Date                                Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Corporate Property Associates 12 Incorporated and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 5, 1999 appearing on page 6 of the 1998 Annual Report to Shareholders of Corporate Property Associates 12 Incorporated and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 1999

         CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                                             Initial Cost to Company
                                                       -------------------------------------        Capitalized        Decrease
                                                                                     Personal       Subsequent to       in Net
        Description               Encumbrances           Land          Buildings     Property       Acquisition (a)  Investment (b)
        -----------               ------------           ----          ---------     --------       ---------------  --------------
Operating Method:

 Distribution facility leased
   to Wal-Mart Stores, Inc.        $ 2,282,350         $  452,871     $ 3,325,910                       $   12,921
 Office/Manufacturing
   facility leased to
   Etec Systems, Inc.               14,729,468          1,272,418      10,588,221                       47,392,707     $(2,633,473)
 Health club facilities
   leased to Q Clubs, Inc.           2,434,828          3,152,874       8,524,126
 Warehouses and special
   purpose facility leased
   to Del Monte Corporation          5,725,138            305,733                                       10,237,564
 Warehouse/office/
   research facility leased
   to Applied Bioscience
   International, Inc.               7,029,071          1,550,928      11,017,367                           27,856
 Distribution/warehouse
   facility leased to
   Celadon, Inc.                                        1,480,600       5,320,400                           40,000
 Office/research
   facility leased to
   Spectrian Corporation             9,647,212          5,570,775      12,073,204                            4,119
 Retail store leased
   to Garden Ridge
   Corporation                       4,487,745          1,857,607       6,204,923
 Office/distribution
   facility leased to Knogo
   North America, Inc.                                  1,603,488       3,321,512
 Office/research facility leased
   to Scott Companies, Inc.          9,962,833          5,734,782      12,175,218                            5,356
 Child care centers leased
   to Childtime Childcare, Inc.      2,467,782          2,581,896                                        5,618,699
 Office/research facility
   leased to QMS, Inc.               5,433,533          1,361,073      12,513,273
 Retail/distribution facility
   leased to The Bon-Ton
   Stores, Inc.                      6,900,000          1,780,000      10,261,885

                                               Gross Amount at which
                                             Carried at Close of Period
                                       ---------------------------------------
                                                                   Personal                        Accumulated
                                       Land         Buildings      Property          Total       Depreciation(e)  Date Acquired
                                       ----         ---------      --------          -----       ---------------- -------------
Operating Method:

 Distribution facility leased
   to Wal-Mart Stores, Inc.        $  454,420     $ 3,337,282                    $ 3,791,702     $  323,299       February 10, 1995
 Office/Manufacturing
   facility leased to
   Etec Systems, Inc.               1,272,444      55,347,429                     56,619,873      1,398,900       February 16,1995
 Health club facilities                                                                                           June 8, 1995 and
   leased to Q Clubs, Inc.          3,152,874       8,524,126                     11,677,000        626,380       July 25, 1996
 Warehouses and special
   purpose facility leased
   to Del Monte Corporation           376,360      10,166,937                     10,543,297        611,473       November 9, 1995
 Warehouse/office/
   research facility leased
   to Applied Bioscience
   International, Inc.              1,550,985      11,045,166                     12,596,151        862,333       November 13, 1995
 Distribution/warehouse
   facility leased to
   Celadon, Inc.                    1,480,600       5,360,400                      6,841,000        306,815       September 19, 1996
 Office/research
   facility leased to
   Spectrian Corporation            5,570,775      12,077,323                     17,648,098        641,492       November 19, 1996
 Retail store leased
   to Garden Ridge
   Corporation                      1,857,607       6,204,923                      8,062,530        316,709       December 16, 1996
 Office/distribution
   facility leased to Knogo
   North America, Inc.              1,603,488       3,321,512                      4,925,000        169,535       December 24, 1996
 Office/research facility leased
   to Scott Companies, Inc.         5,734,782      12,180,574                     17,915,356        596,341       January 23, 1997
 Child care centers leased
   to Childtime Childcare, Inc.     2,581,896       5,618,699                      8,200,595        151,849       January 29, 1997
 Office/research facility
   leased to QMS, Inc.              1,361,073      12,513,273                     13,874,346        586,560       February 18, 1997
 Retail/distribution facility
   leased to The Bon-Ton
   Stores, Inc.                     1,780,000      10,261,885                     12,041,885        438,268       April 10, 1997


                               Life on which
                               Depreciation
                                in Latest
                               Statement of
                                Operations
                                is Computed
                                -----------
Operating Method:

 Distribution facility leased
   to Wal-Mart Stores, Inc.       40 yrs.
 Office/Manufacturing
   facility leased to
   Etec Systems, Inc.             40 yrs.
 Health club facilities
   leased to Q Clubs, Inc.        40 yrs.
 Warehouses and special
   purpose facility leased
   to Del Monte Corporation       40 yrs.
 Warehouse/office/
   research facility leased
   to Applied Bioscience
   International, Inc.            40 yrs.
 Distribution/warehouse
   facility leased to
   Celadon, Inc.                  40 yrs.
 Office/research
   facility leased to             40 yrs.
   Spectrian Corporation
 Retail store leased
   to Garden Ridge                40 yrs.
   Corporation
 Office/distribution
   facility leased to Knogo
   North America, Inc.            40 yrs.
 Office/research facility leased
   to Scott Companies, Inc.       40 yrs.
 Child care centers leased
   to Childtime Childcare, Inc.   40 yrs.
 Office/research facility
   leased to QMS, Inc.            40 yrs.
 Retail/distribution facility
   leased to The Bon-Ton
   Stores, Inc.                   40 yrs.

         CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                                              Initial Cost to Company
                                                        ------------------------------------       Capitalized        Decrease
                                                                                    Personal       Subsequent to        in Net
        Description            Encumbrances             Land          Buildings     Property       Acquisition (a)  Investment (b)
        -----------            ------------             ----          ---------     --------       ---------------  --------------
Operating Method:
(continued):

 Technology/manufacturing
   facility leased to Silgan
   Containers Corporation                                 758,670      11,630,675
 Office/research
   facility leased
   to Pagg Corporation               3,129,900          1,080,000       4,469,738
 Office/manufacturing
   facility leased
   to Vermont Teddy
   Bear Co., Inc.                    3,219,795          1,465,000       4,398,874                            1,640
 Warehouse/special facility
   leased to Texas Freezer
   Company, Inc.                     4,500,000            257,458                      $1,109,900        7,150,544
 Research facility
   to GDE Systems, Inc.                                 3,025,000       9,741,810                          446,911
 Office/manufacturing
   facility leased to Westell
   Technologies, Inc.                                   2,500,000      14,952,055
 Office/manufacturing
   facility leased to
   Randall International, Inc.                          2,000,000         471,454                        2,066,542
 Administration/classroom
   facility leased to Career
   Education Corporation                                1,150,000       8,840,486                        1,795,282
 Printing facility leased to
   Perry Graphic Commun-
   ications, Inc. and Judd's
   Incorporated                     10,949,622            642,000      18,467,948                            8,000
 Office/banking facility leased
   to Sandwich Bancorp, Inc.                              300,000       1,520,000
 Manufacturing/distribution
   facility leased to
   Nutramax Products, Inc.                              1,160,000       6,127,722                           40,247
 Office/light assembly facility
   leased to International
   Management Consulting,
   Inc.                                                   668,211                                        4,545,328
 Office facility leased to
   Balance Care Corporation                               558,600                                        1,686,795
                                   -----------        -----------    ------------      ----------      -----------     -----------
                                   $92,899,277        $44,269,984    $175,946,801      $1,109,900      $81,080,511     $(2,633,473)
                                   ===========        ===========    ============      ==========      ===========      ==========

                                             Gross Amount at which
                                           Carried at Close of Period
                                  -------------------------------------------
                                                                     Personal                          Accumulated
                                     Land             Buildings      Property            Total         Depreciation (e)
                                     ----             ---------      --------            -----         ----------------
Operating Method:
(continued):

 Technology/manufacturing
   facility leased to Silgan
   Containers Corporation            758,670          11,630,675                       12,389,345        371,467
 Office/research
   facility leased
   to Pagg Corporation             1,080,000           4,469,738                        5,549,738        162,419
 Office/manufacturing
   facility leased
   to Vermont Teddy
   Bear Co., Inc.                  1,465,000           4,400,514                        5,865,514        160,417
 Warehouse/special facility
   leased to Texas Freezer
   Company, Inc.                     257,458           7,150,544      $1,109,900        8,517,902        108,196
 Research facility
   to GDE Systems, Inc.            3,025,000          10,188,721                       13,213,721        314,962
 Office/manufacturing
   facility leased to Westell
   Technologies, Inc.              2,500,000          14,952,055                       17,452,055        482,827
 Office/manufacturing
   facility leased to
   Randall International, Inc.     2,000,000           2,537,996                        4,537,996
 Administration/classroom
   facility leased to Career
   Education Corporation           1,150,000          10,635,768                       11,785,768        249,036
 Printing facility leased to
   Perry Graphic Commun-
   ications, Inc. and Judd's
   Incorporated                      642,000          18,475,948                       19,117,948        481,136
 Office/banking facility leased
   to Sandwich Bancorp, Inc.         300,000           1,520,000                        1,820,000         38,000
 Manufacturing/distribution
   facility leased to
   Nutramax Products, Inc.         1,160,000           6,167,969                        7,327,969        121,783
 Office/light assembly facility
   leased to International
   Management Consulting,
   Inc.                              668,211           4,545,328                        5,213,539
 Office facility leased to
   Balance Care Corporation          558,600           1,686,795                        2,245,395
                                 -----------         -----------    ------------      -----------       --------

                                 $44,342,243        $254,321,580      $1,109,900     $299,773,723     $9,520,197
                                 ===========        ============      ==========     ============     ==========


                                                           Life on which
                                                            Depreciation
                                                            in Latest
                                                            Statement of
                                                             Operations
                                 Date Acquired              is Computed
                                 -------------              -----------
Operating Method:
(continued):

 Technology/manufacturing
   facility leased to Silgan
   Containers Corporation         June 13, 1997                  40 yrs.
 Office/research
   facility leased
   to Pagg Corporation            July 8, 1997                   40 yrs.
 Office/manufacturing
   facility leased
   to Vermont Teddy
   Bear Co., Inc.                 July 18 1997                 7 to 40 yrs.
 Warehouse/special facility
   leased to Texas Freezer
   Company, Inc.                  September 23, 1997             40 yrs.
 Research facility
   to GDE Systems, Inc.           September 28, 1997             40 yrs.
 Office/manufacturing
   facility leased to Westell
   Technologies, Inc.             September 29, 1997             40 yrs.
 Office/manufacturing
   facility leased to
   Randall International, Inc.    October 17, 1997               40 yrs.
 Administration/classroom
   facility leased to Career
   Education Corporation          November 12,1997               40 yrs.
 Printing facility leased to
   Perry Graphic Commun-
   ications, Inc. and Judd's                                     40 yrs.
   Incorporated                   December 16, 1997
 Office/banking facility leased
   to Sandwich Bancorp, Inc.      December 30, 1997              40 yrs.
 Manufacturing/distribution
   facility leased to
   Nutramax Products, Inc.        March 28, 1998                 40 yrs.
 Office/light assembly facility
   leased to International
   Management Consulting,
   Inc.                           May 18, 1998                   40 yrs.
 Office facility leased to
   Balance Care Corporation       June, 23, 1998                 40 yrs.

See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                                                                                Cost
                                                         Initial Cost to Company              Capitalized
                                                       ---------------------------           Subsequent to         Increase in
                               Encumbrances            Land              Buildings          Acquisition (a)      Net Investment (c)
                               ------------            ----              ---------         ---------------      ------------------
   Direct Financing
    Method:
    Supermarkets
       leased to
       Big V Holding Corp.        $ 3,231,168          $1,157,294         $ 5,254,309           $58,940             $520,114
    Manufacturing
       facility leased to
       The Garden
       Companies, Inc.              3,235,280           1,544,265           5,430,735
    Office/manufacturing
       facility leased to
       Rheometric
       Scientific, Inc.                                 1,510,791           4,789,209             4,500
    Office facility leased
       to Telos Corporation         5,834,949           1,549,022          10,597,978             5,500
    Research and development
        facility leased to
       Lanxide Corporation          4,060,674           1,390,122           7,281,878             7,421           (4,281,421)
                                  -----------          ----------         -----------           -------          -----------
                                  $16,362,071          $7,151,494         $33,354,109           $76,361          $(3,761,307)
                                  ===========          ==========         ===========           =======          ===========

                                      Gross Amount
                                      which Carried
                                   at Close of Period (e)
                              --------------------------------
                                        Total                    Date Acquired
                              -----------------------------      -------------
 Direct Financing
  Method:
  Supermarkets
     leased to
     Big V Holding Corp.             $6,990,657                  July 13,1994
  Manufacturing
     facility leased to
     The Garden
     Companies, Inc.                  6,975,000                  June 20, 1995
  Office/manufacturing
     facility leased to
     Rheometric
     Scientific, Inc.                 6,304,500                  February 23,1996
  Office facility leased
     to Telos Corporation            12,152,500                  March 11, 1996
  Research and development
      facility leased to
     Lanxide Corporation              4,398,000                  March 28, 1996
                                    -----------
                                    $36,820,657                  March 28, 1996
                                    ===========

See accompanying notes to Schedule

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

      (c) The increase in net investment is due (i) to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more than lease payments received, (ii) the writedown of a property to its estimated fair value.

      (d) At December 31, 1998, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $283,736,765.

     (e)

                                             Reconciliation of Real Estate Accounted
                                             ---------------------------------------
                                                  for Under the Operating Method
                                                  ------------------------------
                                                           December 31,
                                                           ------------
                                                   1997                   1998
                                                   ----                   ----
Balance at beginning
      of year                                 $  84,999,148        $ 227,014,400

Additions                                       142,021,252           72,759,323

Dispositions                                         (6,000)
                                              -------------        -------------
Balance at close of year                      $ 227,014,400        $ 299,773,723
                                              =============        =============

                                             Reconciliation of Accumulated Depreciation
                                             ------------------------------------------
                                                            December 31,
                                                            ------------
                                                      1997               1998
                                                      ----               ----
Balance at beginning
          of year                                  $1,337,513         $4,360,196

Depreciation expense                                3,022,683          5,160,001
                                                   ----------         ----------

Balance at close of year                           $4,360,196         $9,520,197
                                                   ==========         ==========

                                                         APPENDIX A TO FORM 10-K

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                AND SUBSIDIARIES

                                                              1998 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(In thousands except share amounts)

                                      1994           1995          1996         1997           1998
                                      ----           ----          ----         ----           ----
OPERATING DATA:

   Revenues                    $       465    $     3,994   $    11,434   $    25,313   $    34,563

   (Loss) income before
    extraordinary items                (28)         2,115         6,210        12,804        12,078

   Net (loss) income                   (28)         2,115         6,210        12,804        11,699

   Basic earnings (loss)
    per share before
    extraordinary items (1)           (.03)           .53           .60           .57           .41

   Basic earnings (loss)
    per share (1)                     (.03)           .53           .60           .57           .42

   Weighted average
    number of Shares
    outstanding-basic              843,911      4,016,686    10,365,828    22,387,928    28,416,013

   Dividends paid                      289          2,351         6,780        15,082        23,028
   Dividends paid per share            .30            .76           .80           .81           .81

   Payments of mortgage
      principal (2)                      6            262         1,192         1,708         2,174

BALANCE SHEET DATA:

   Total consolidated assets        30,444         81,173       193,294       358,693       398,604

   Long-term obligations (3)         3,267         19,016        47,734        84,745       113,868

(1) The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per share amounts only.
(2)   Represents scheduled mortgage principal amortization paid.
(3) Represents mortgage obligations and deferred acquisition fees due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Overview

            The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated ("CPA(R):12") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):12. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or objectives and plans of CPA(R):12 will be achieved.

            CPA(R):12 was formed in 1993 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. In February 1994, CPA(R):12 commenced a public offering of common stock at $10 per share on a "best efforts" basis. A second public offering of common stock at $10 per share on a "best efforts" basis concluded in September 1997. Through these offerings, CPA(R):12 issued 28,334,451 shares of common stock raising $283,344,510.

            CPA(R):12 is using the proceeds from the public offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. A majority of CPA(R):12's net leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the consumer price index or, for retail properties, provide for additional rents based on sales in excess of a specified base amount.

            CPA(R):12's primary objectives are to provide rising cash flow and property values, protecting its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, CPA(R):12 has successfully negotiated grants of common stock warrants from selected tenants and expects to realize the benefits of appreciation from those grants. CPA(R):12 cannot guarantee that its objectives will be ultimately realized.

            The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CPA(R):12's ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance.

Financial Condition

            One of CPA(R):12's objectives is to use its cash flow from operations to meet operating expenses, service its mortgage debt, maintain adequate cash reserves and fund an increasing rate of dividends to shareholders. Cash flow from operations of $21,781,000 was not sufficient to fully pay dividends of $23,028,000. CPA(R):12 believes that prudent investment in net lease real estate requires a discipline that does not always allow for investment of new funds in real estate as soon as new capital is received. As a result, CPA(R):12 still had $34,957,000 available for investment as of December 31, 1998. Cash flow from operations was affected by higher cash balances; cash flow will increase as the cash balance is reduced and deployed in higher yielding real estate investments. CPA(R):12 also used $59,826,000 in 1998 to fund several build-to-suit projects that are still under construction. The leases on build-to-suit transactions generally require the tenant to provide a return to CPA(R):12 based on the funds advanced. Generally accepted accounting principles require, however, that any return received by an owner-lessor during a construction period be recorded as a reduction of an investment rather than rental income. As a result, construction period rents received totalling $818,000 in 1998 were not recorded in income nor included in cash flow from operations.

            CPA(R):12 used $79,286,000 in 1998 for new real estate purchases, including using $8,471,000 to purchase an interest in an equity investment owned with two affiliates, and $59,826,000 for several build-to suit commitments that are still under construction. Remaining commitments on properties under construction are approximately $25,918,000 with all such existing projects expected to be completed during 1999. After completion, revenues and cash flow from these projects will be included in operations. CPA(R):12 has devoted a substantial portion of its resources to build-to-suit projects as it has concluded that these types of investments should provide a return on investment that's superior to that of many other opportunities being evaluated by the Advisor's acquisition team.

            In addition to the payment of dividends and payment of mortgage principal on scheduled debt service installments, CPA(R):12's financing activities included (a) paying off an existing mortgage loan on the Etec Systems, Inc. property and (b) obtaining $30,500,000 of limited recourse mortgages on unleveraged properties. CPA(R):12's financing strategy is to leverage substantially all of its properties with limited recourse mortgages so that the portfolio will be diversified to limit risk. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CPA(R):12's other assets. CPA(R):12 received $26,970,000 from Corporate Property Associates 14 Incorporated ("CPA(R):14") toward its participation in the Etec property. CPA(R):14 will ultimately be reimbursed at least $15,000,000 of its advances when the new building is completed and the $30,000,000 of mortgage financing is received. Completion of the project is scheduled for the second quarter of 1999. CPA(R):12 is in the process of negotiating a $40,000,000 credit facility that will be used to fund acquisitions on a transitional basis. There is no assurance, however that the credit facility agreement will be completed.

            In June 1998, the shareholders of CPA(R):12 approved a proposal to amend CPA(R):12's Advisory Agreement to allow CPA(R):12, with the consent of the Advisor, to pay asset management and performance fees in common stock rather than cash. As a result of this amendment to the Advisory Agreement, CPA(R):12 was able to convert a liability of $3,394,000 for unpaid performance fees to equity (339,410 shares), which had voluntarily been deferred by the Advisor. An additional 43,865 shares ($438,650) were issued in 1998 in satisfaction of current year performance fees. By issuing shares rather than paying fees in cash, CPA(R):12's liquidity has been enhanced. The issuance of shares to pay fees increases the cash available to CPA(R):12 to pay expenses, strengthens CPA(R):12's balance sheet and increases the equity ownership of the Advisor with the effect of aligning more strongly the interests of the Advisor and shareholders of the company. With such issuance, the Advisor's ownership in CPA(R):12 has increased to more than 1%.

            In connection with the purchase of its properties, CPA(R):12 requires sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that CPA(R):12's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, CPA(R):12's leases generally require tenants to indemnify CPA(R):12 from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow CPA(R):12 to extend leases until such time as a tenant has satisfied its environmental obligations. CPA(R):12 also attempts to negotiate lease provisions to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in the estimation of CPA(R):12, are in excess of specified amounts. Accordingly, management believes that the ultimate resolution of any environmental matters would not have a material adverse effect on CPA(R):12's financial condition, liquidity or results of operations.

            The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. CPA(R):12 has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Advisor and certain other third parties including its banks and transfer agent.

            CPA(R):12 and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, CPA(R):12, its Advisor, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be substantially completed in the second quarter of 1999. CPA(R):12 and its affiliates have also engaged outside consultants experienced in diagnosing systems and software applications and addressing Year 2000 issues, and with the help of these consultants currently are remediating as necessary.

            At the same time, CPA(R):12, its Advisor, and affiliates are evaluating their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, CPA(R):12 commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and is scheduled to be installed during the third quarter of 1999. This software has been designed to use four digits to define a year. Because CPA(R):12's primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Advisor and its affiliates to correct fully Year 2000 issues could disrupt its administrative operations, the resulting disruptions would not likely have a material impact on CPA(R):12's results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. CPA(R):12's share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to CPA(R):12's financial position. CPA(R):12's share of the estimated total cost of the Year 2000 project is expected to be approximately $105,000, of which $71,000 has been incurred to date.

            Although CPA(R):12 believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on CPA(R):12. CPA(R):12 and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are CPA(R):12 bank and transfer agent. CPA(R):12's operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

            CPA(R):12 contacted each of its lessees regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, CPA(R):12 believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than CPA(R):12. The major risk to CPA(R):12 is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, CPA(R):12 may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

Results of Operations:

            Net income for 1998 decreased by $1,105,000 as compared with 1997 because of two nonrecurring items that reduced 1998 income by $4,660,000, namely an extraordinary charge on extinguishment of debt resulting from a prepayment charge of $379,000 and the writedown of a property to fair value resulting in a noncash charge of $4,281,000. Income, as adjusted for these items, would have reflected an increase of $3,555,000.

            The increase in income as adjusted was entirely due to increased revenues, and, for the most part, reflects the increase in lease revenues (rental income and interest income from direct financing leases) which included a full year of rent in 1998 from twelve leases that CPA(R):12 entered into in 1997, rents from three build-to-suit projects completed in 1998 and two new leases in 1998. CPA(R):12 also had rent increases on three leases in 1998. On an annualized basis, such rent increases total $112,000 (of which $37,000 was reflected in 1998 lease revenue). CPA(R):12's leases usually provide for rent increases with intervals ranging between one and five years per increase. The number of rent increases from the existing portfolios of properties can be expected to increase over the next several years.

            The increase in income resulting from the increase in lease revenues was partially offset by increases in interest, depreciation, property and general administrative expenses. The increases in interest and depreciation expenses were due to the increase in limited recourse mortgage loan balances and real estate asset balances, respectively. The increase in property expense was also due to the increase in real estate assets as the asset management and performances fees payable to the Advisor are directly based on the historical cost of properties. The increase in general and administrative expense was due solely to the accrual of a monitoring fee payable to the sellers of the Company's common stock in accordance with CPA(R):12's Prospectus.

            In 2000, the asset management and performance fees will be based on an independent valuation of the properties as of December 31, 1999. The fees are expected to increase because CPA(R):12 believes there has been appreciation in the value of its properties. The extent of any increase in value, however, cannot be determined until the valuation is performed. Since December 31, 1998, CPA(R):12 has purchased a 50% interest in a limited liability company with the remaining 50% interest owned by an affiliate. The limited liability company entered into a sale-leaseback with Intesys Technologies, Inc. This equity investment will provide annual cash flow of $1,137,000 until a limited recourse mortgage is placed on the property. CPA(R):12's share of proceeds from a mortgage will be used to fund additional real estate investments. In addition, CPA(R):12 and two affiliates, each with one-third interests, purchased the headquarters of Advanced Micro Devices, Inc. in Sunnyvale, California in December 1998 and entered into a net lease with AMD. CPA(R):12's share of annual cash flow (rental less mortgage debt service) from the AMD investment will be approximately $1,066,000. Accordingly, income and the related cash flow from equity investments will increase substantially in 1999. Rent increases on two leases each owned as equity investments are scheduled in 1999 and 2001. Several build-to-suit projects are scheduled to be completed in 1999 including properties leased to Randall International, Inc., BCC Development and Management Co. (Balanced Care Corporation), International Management Consultant, Inc. and expansion at the Career Education Corporation and Marconi Integrated Systems, Inc. properties. After the completion of these projects, CPA(R):12 will recognize the rents on these properties as current income, at which time cash flow from operations is expected to fund fully dividends to shareholders.

            Other interest income decreased during the year as cash balances decreased. This decrease was expected as CPA(R):12 was using its cash balances for additional real estate purchases. This trend of decrease should continue as an objective of CPA(R):12 is to hold cash balances sufficient for a working capital reserve.

            During 1998, CPA(R):12 recognized a noncash charge of $4,281,000 for the writedown of a property leased to Lanxide Corporation to its expected fair value as Lanxide has vacated the property and CPA(R):12 expects Lanxide to terminate the lease in connection with its bankruptcy petition. The Lanxide lease was structured so that the leases of three subtenants would be assumed by CPA(R):12 if Lanxide did not meet its lease obligations. With the expected lease termination, annual rental income from the Lanxide property will decrease by $445,000. The initial terms of the subleases expire in 2000 through 2001.

            Results of operations for 1997 are not directly comparable to the results for 1996, as the purchase of properties and the growth of CPA(R):12's asset base continued throughout 1997. Directly owned real estate assets (before accumulated depreciation) increased from $125,846,000 at December 31, 1996 to $267,981,000 at December 31, 1997. Increases in lease revenues, equity income, interest and general and administrative expenses, property expenses, depreciation and amortization were primarily due to the increases in real estate assets and related mortgage borrowings. The increase in other interest income was due to the increase in cash balances, as a substantial amount of capital was raised in 1997 prior to the end of CPA(R):12's stock offering in September 1997.

            Because of the long-term nature of CPA(R):12's net leases, inflation and changing prices have not unfavorably affected CPA(R):12's revenues and net income. CPA(R):12's net leases have rent increases based on formulas indexed to increase in the Consumer Price Index, sales overrides or other periodic increases which are designed to increase lease revenues in the future.

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. CPA(R):12 believes adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Corporate Property Associates 12 Incorporated and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 12 Incorporated and Subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 1999

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1998

                                                                      1997                          1998
                                                                      ----                          ----
           ASSETS:
Real estate leased to others:
    Accounted for under the
       operating method:
           Land                                                    $ 40,993,440                   $ 44,342,243
           Buildings                                                186,020,960                    255,431,480
                                                                   ------------                   ------------
                                                                    227,014,400                    299,773,723
           Accumulated depreciation                                   4,360,196                      9,520,197
                                                                   ------------                   ------------
                                                                    222,654,204                    290,253,526
Net investment in direct financing leases                            40,966,665                     36,820,657
                                                                   ------------                   ------------
    Real estate leased to others                                    263,620,869                    327,074,183
Equity investments                                                   16,635,180                     25,971,837
Cash and cash equivalents                                            72,423,221                     37,790,505
Marketable equity securities, at fair value                           3,174,137                      2,730,440
Other assets, net of reserve for uncollected
    rents of $162,137 and $402,418 in 1997 and 1998                   2,839,719                      5,036,689
                                                                   ------------                   ------------
             Total assets                                          $358,693,126                   $398,603,654
                                                                   ============                   ============

           LIABILITIES:

Limited recourse mortgage notes payable                            $ 88,893,692                   $109,261,349
Accrued interest                                                        650,800                        907,922
Accounts payable to affiliates                                        3,430,059                      1,839,533
Accounts payable and accrued expenses                                   259,189                        659,750
Deferred acquisition fees payable to affiliate                        6,469,146                      8,876,292
Dividends payable                                                                                    5,805,617
Prepaid rental income and security deposits                           5,416,573                      4,996,561
                                                                   ------------                   ------------
             Total liabilities                                      105,119,459                    132,347,024
                                                                   ------------                   ------------
Minority interest                                                                                   26,969,738
                                                                                                  ------------
Commitments and contingencies

           SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
     40,000,000 shares; issued and
     outstanding, 28,334,451 and 28,717,726 shares
     at December 31, 1997 and 1998                                       28,334                         28,717
Additional paid-in capital                                          253,835,934                    257,668,301
Dividends in excess of accumulated earnings                          (2,768,966)                   (19,903,364)
Accumulated other comprehensive income                                3,031,300                      2,607,571
                                                                   ------------                   ------------
                                                                    254,126,602                    240,401,225
Less, treasury stock at cost, 68,043 and 129,301
    shares at December 31, 1997 and 1998                               (552,935)                    (1,114,333)
                                                                   ------------                   ------------
             Total shareholders' equity                             253,573,667                    239,286,892
                                                                   ------------                   ------------
             Total liabilities and
                 shareholders' equity                              $358,693,126                   $398,603,654
                                                                   ============                   ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1996, 1997 and 1998


                                                    1996          1997          1998
                                                    ----          ----          ----
Revenues:
    Rental income                             $  5,000,989    $ 16,651,513   $ 27,097,224
    Interest income from direct financing
       leases                                    4,559,544       4,966,730      4,940,298
    Other interest income                        1,873,094       3,695,176      2,525,620
                                              ------------    ------------   ------------
                                                11,433,627      25,313,419     34,563,142
                                              ------------    ------------   ------------
Expenses:
    Interest expense                             3,525,774       6,499,865      8,557,890
    Depreciation                                   947,206       3,022,683      5,160,001
    General and administrative                   1,488,793       2,209,171      2,566,317
    Property expense                             1,269,968       2,786,890      3,989,894
    Amortization                                    34,085          78,187        108,277
    Writedown to fair value                                                     4,281,421
                                              ------------    ------------   ------------
                                                 7,265,826      14,596,796     24,663,800
                                              ------------    ------------   ------------

           Income before income from
               equity investments and
               extraordinary item                4,167,801      10,716,623      9,899,342


Income from equity investments                   2,042,400       2,086,993      2,178,813
                                              ------------    ------------   ------------

           Income before extraordinary item      6,210,201      12,803,616     12,078,155

Extraordinary loss on extinguishment
    of debt                                                                     (379,246)
                                              ------------    ------------   ------------

            Net income                        $  6,210,201    $ 12,803,616   $ 11,698,909
                                              ============    ============   ============

Basic earnings per common share
    before extraordinary item                        $ .60           $ .57          $ .42
Extraordinary item                                                                   (.01)
                                              ------------    ------------   ------------
Basic earnings per share                             $ .60           $ .57          $ .41
                                              ============    ============   ============

Weighted average shares outstanding-basic       10,365,828      22,387,928     28,416,013
                                              ============    ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 1996, 1997 and 1998

                                                                                      Dividends in      Accumulated
                                                      Additional                        Excess of          Other
                                        Common          Paid-in    Comprehensive       Accumulated      Comprehensive    Treasury
                                         Stock          Capital       Income            Earnings          Income           Stock
                                      ----------    ---------------------------      ------------        -------        -----------

Balance at December 31, 1995            $ 6,028       $52,488,567                       $(1,110,127)

9,117,364 shares issued
  at $10 per share, net of
  offering costs of $8,988,624            9,117        82,175,899

Dividends declared                                                                       (7,684,030)

Net income                                                               $6,210,201       6,210,201
                                                                         ==========

Repurchase of 14,395 shares                                                                                              $(140,008)

Reclassification of common stock
  subject to redemption at end of
  redemption period, 523,171
  shares                                    523         5,232,185                              (998)
                                        -------      ------------                       -----------                       --------

Balance at December 31, 1996             15,668       139,896,651                        (2,584,954)                      (140,008)

12,666,048 shares issued
  at $10 per share, net of
  offering costs of $12,708,531          12,666       113,939,283

Dividends declared                                                                      (12,987,628)

Comprehensive income:
Net income                                                            $12,803,616        12,803,616
Other comprehensive income:
  Unrealized appreciation of
   marketable equity securities
   for 1997                                                             3,031,300                         3,031,300
                                                                      -----------
                                                                      $15,834,916
Repurchase of 53,648 shares                                           ===========                                          (412,927)
                                        -------      ------------                       -----------       ---------      ---------

Balance at December 31, 1997             28,334       253,835,934                        (2,768,966)      3,031,300       (552,935)

383,275 shares issued at
  $10 per share                             383         3,832,367
Dividends declared                                                                      (28,833,307)

Comprehensive income:
Net income                                                            $11,698,909        11,698,909
Other comprehensive income:
  Unrealized appreciation of
   marketable equity securities
   for 1998                                                              (423,729)                         (423,729)
                                                                      -----------
                                                                      $11,275,180
                                                                      ===========
Repurchase of 61,258 shares                                                                                               (561,398)
                                        -------      ------------                       -----------       ---------      ---------

Balance at December 31, 1998            $28,717      $257,668,301                      $(19,903,364)     $2,607,571    $(1,114,333)
                                        =======      ============                      ============      ==========    ===========

                                       Total
                                       -----
Balance at December 31, 1995        $51,384,468

9,117,364 shares issued
  at $10 per share, net of
  offering costs of $8,988,624       82,185,016

Dividends declared                   (7,684,030)

Net income                            6,210,201


Repurchase of 14,395 shares            (140,008)

Reclassification of common stock
  subject to redemption at end of
  redemption period, 523,171
  shares                              5,231,710
                                   ------------

Balance at December 31, 1996        137,187,357

12,666,048 shares issued
  at $10 per share, net of
  offering costs of $12,708,531     113,951,949

Dividends declared                  (12,987,628)

Comprehensive income:
Net income                           12,803,616
Other comprehensive income:
  Unrealized appreciation of
   marketable equity securities
   for 1997                           3,031,300


Repurchase of 53,648 shares            (412,927)
                                    -----------

Balance at December 31, 1997        253,573,667

383,275 shares issued at
  $10 per share                       3,832,750
Dividends declared                  (28,833,307)

Comprehensive income:
Net income                           11,698,909
Other comprehensive income:
  Unrealized appreciation of
   marketable equity securities
   for 1998                            (423,729)


Repurchase of 61,258 shares            (561,398)
                                    -----------

Balance at December 31, 1998       $239,286,892
                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

              For the years ended December 31, 1996, 1997 and 1998

                                                                   1996            1997            1998
                                                                   ----            ----            ----
Cash flows from operating activities:
   Net income                                                $   6,210,201    $  12,803,616    $  11,698,909
   Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation and amortization                               981,291        3,100,870        5,268,278
       Straight-line adjustments and other
         noncash rent adjustments                                 (164,456)        (491,601)      (1,173,220)
       Income from equity investments in excess
         of distributions received                                (294,055)        (543,245)        (230,590)
       Provision for uncollected rents                                              162,137          240,281
       Extraordinary loss on extinguishment of debt                                                  379,246
       Writedown to fair value                                                                     4,281,421
       Change in operating assets and liabilities, net (a)       1,014,123        4,923,814        1,316,973
                                                             -------------    -------------    -------------

            Net cash provided by operating activities            7,747,104       19,955,591       21,781,298
                                                             -------------    -------------    -------------

Cash flows from investing activities:
   Refund of real estate purchase price                          2,633,473
   Purchase of stock warrants                                     (124,000)
   Purchases of equity investments                              (5,158,908)                       (8,470,814)
   Purchases of real estate and other capitalized
       costs                                                   (77,739,925)    (138,960,203)     (70,815,192)
                                                             -------------    -------------    -------------

            Net cash used in investing activities              (80,389,360)    (138,960,203)     (79,286,006)
                                                             -------------    -------------    -------------

Cash flows from financing activities:
   Proceeds from stock issuance, net of costs                   82,185,016      113,951,949
   Dividends paid                                               (6,779,669)     (15,081,819)     (23,027,690)
   Payments of mortgage principal                               (1,191,750)      (1,707,976)      (2,174,394)
   Prepayment of mortgage payable                               (2,949,629)      (4,096,000)      (7,957,949)
   Proceeds from issuance of mortgages                          32,300,000       48,411,509       30,500,000
   Deferred financing costs                                        (90,654)        (530,217)        (497,069)
   Capital contributions from minority partners                                                   26,969,738
   Purchase of treasury stock                                     (140,008)        (412,927)        (561,398)
   Payment made on extinguishment of debt                                                           (379,246)
   Redemption of stock                                             (37,500)
                                                             -------------    -------------    -------------

            Net cash provided by financing activities          103,295,806      140,534,519       22,871,992
                                                             -------------    -------------    -------------

            Net increase (decrease) in cash and
                cash equivalents                                30,653,550       21,529,907      (34,632,716)

Cash and cash equivalents, beginning of period                  20,239,764       50,893,314       72,423,221
                                                             -------------    -------------    -------------

       Cash and cash equivalents, end of period              $  50,893,314    $  72,423,221    $  37,790,505
                                                             =============    =============    =============

Supplemental Disclosure of noncash operating and investing activities:

Deferred acquisition fee payable to affiliate                $   1,836,458    $   3,055,049    $   2,407,146
                                                             =============    =============    =============

During the year ended December 31, 1998, the Company issued 383,275 shares of common stock to the Advisor in settlement of accrued performance fees of $3,832,750.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:

      Basis of Consolidation:

        The consolidated financial statements include the accounts of Corporate
          Property Associates 12 Incorporated, its wholly-owned subsidiaries and a controlling interest in a limited liability company (collectively, the "Company"). All material inter-entity transactions have been eliminated.

      Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the recoverability of real estate assets and investments. Actual results could differ from those estimates.

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

        The leases are accounted for under either the direct financing or operating methods as described below.

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

        For properties under construction, interest on mortgages is capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

        Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides.

        The Company assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

      Depreciation:

        Depreciation is computed using the straight-line method over the estimated useful lives of properties - generally 40 years.

      Cash  Equivalents:

        The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

      funds. At December 31, 1997 and 1998, the Company's cash and cash equivalents were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

      Offering Costs:

        Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.

      Equity Investments:

        The Company's interests in general partnerships and limited liability companies in which its ownership interests range from 37% to 50%, are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

      Marketable Equity Securities:

        The Company's marketable equity securities, which consist of 68,261 shares of common stock of Etec Systems, Inc. ("Etec"), are classified as available-for-sale securities and are reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a separate component of shareholder's equity (accumulated other comprehensive income) until realized. As of December 31, 1998, fair value of the Etec common stock was $2,607,571. The cost basis in the Etec common stock is carried on the Company's books at a nominal cost.

      Other Assets:

        Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancing and are amortized over the terms of the mortgages. Deferred rental income is the aggregate difference for operating leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis.

      Treasury Stock:

        Treasury stock is recorded at cost

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

      Earnings Per Share:

        The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts only for all periods presented in the accompanying consolidated financial statements.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

      Federal Income Taxes:

        The Company qualifies as a real estate investment trust ("REIT") for the years ended December 31, 1996, 1997 and 1998 under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes, provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions.

      Operating Segments:

        The Financial Accounting Standards Board ("FASB") issued Statement of
          Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131, effective for fiscal year beginning after December 15, 1997, establishes accounting standards for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the definition of an operating segment in SFAS No. 131, the Company has concluded that it engages in a single operating segment.

        Reclassification:

        Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

2. Organization and Offering:

        The Company was formed on July 30, 1993 for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by the Advisor. The Advisor will be entitled to certain incentive fees in the event of the liquidation of the Company, subject to certain conditions.

        An initial offering of the Company's shares which commenced on February
          18, 1994 concluded on January 26, 1996, at which time the Company had issued an aggregate of 8,135,992 shares ($81,359,920). The Company filed a post-effective amendment in March 1996, withdrawing from registration the balance of unsold shares from such offering. On February 2, 1996, the Company commenced an offering (the " Second Offering") for a maximum of 20,000,000 shares of common stock. The shares were offered to the public on a "best efforts" basis at a price of $10 per share. On August 22, 1997, the Company registered an additional 300,000 shares under the Second Offering. The Second Offering was concluded on September 18, 1997, at which time 20,198,459 ($201,984,590) shares were issued.

        In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received acquisition fees of $513,847, $862,415 and $724,763 in 1996, 1997 and 1998,
          respectively.

3. Transactions with Related Parties:

        The Company's asset management and performance fees are each 1/2 of 1% of Average Invested Assets, as defined in the Prospectus of the Company. Asset management fees were $631,051, $1,202,124 and $1,751,817 in 1996, 1997 and 1998, respectively, with performance fees in like amount. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. General and administrative expense reimbursements were $747,779, $1,121,018 and $560,957 in 1996, 1997 and 1998, respectively.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

        In June 1998, the Company's shareholders approved a proposal to allow the Company, subject to the Advisor's consent, to pay fees to the Advisor in Company common stock rather than cash. Since the approval, the Company has issued 383,275 shares of common stock to the Advisor in settlement of accrued performance fees of $3,832,750. The collection of a portion of the performance fees had previously been voluntarily deferred by the Advisor. The stock is subject to certain restrictions and will vest ratably over a five year period. The Advisor receives dividends on its restricted shares and has the rights to vote its shares currently. For purposes of determining the number of shares to be issued, the Company used the $10.00 per share price used in connection with its sale of common stock. The Company has been notified by the Advisor that it has elected to receive restricted stock for the performance fee in 1999. The shares will be based on a share price of $10 until an independent valuation of the Company's assets is performed. Pursuant to the Prospectus of the Company, an independent appraisal of the fair value of the Company's assets is required annually, beginning as of December 31, 1999. Determination of a per share value for any shares issued after that date will be based on the appraised fair value per share as of the end of the prior year.

        Pursuant to its advisory agreement, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property and the day-to-day administration and management of the Company. The Advisor and certain affiliates receive fees and compensation in connection with the Offering and the operation of the Company, including reimbursement for organization and offering expenses, acquisition and structuring fees, reimbursement for expenses incurred by the Advisor in connection with the administration of the Company, asset management and performance fees, and loan refinancing fees, and may ultimately receive subordinated disposition fees, that are dependent on the Company's performance. In connection with performing services related to the Company's real estate purchases in 1996, 1997 and 1998, affiliates of the Company received structuring and development fees of $1,284,619, $2,156,038 and $1,811,907, respectively. Fees are paid only in connection with completed transactions. The affiliate is entitled to receive deferred acquisition fees of $8,876,292 as of December 31, 1998 over a period of no less than eight years, subject to the 2%/25% Guidelines limitation described below. A portion of such deferred acquisition fees have been paid since December 31, 1998.

        The Company's interests in properties jointly held with affiliated entities range from 27.38% to 50% with such interests held as tenants-in-common and through ownership interests in general partnerships and limited liability companies. The Company accounts for its undivided interest in assets and liabilities relating to tenants-in-common interests on a proportional basis. Ownership interests in general partnerships and a limited liability company, owned with an affiliate, are accounted for under the equity method when such ownership interest is 50% or less.

        The Advisor must reimburse the Company at least annually for the amount by which operating expenses of the Company exceed the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Prospectus. If in any year when the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only to the extent such reimbursement would not cause the Company's operating expenses to exceed the 2%/25% Guidelines in any such year.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

        For the years ended December 31, 1996, 1997 and 1998, fees aggregating
          $348,733, $79,377 and $103,466, respectively, were incurred for legal services provided by a firm in which the Secretary, until July 1997, of the Company and of the Corporate General Partner of the Advisor is a partner.

        The Company is a participant in an agreement with W. P. Carey & Co., Inc. ("W. P. Carey") and certain affiliates for the purpose of leasing office space used for the administration of real estate entities and
          W. P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred in 1996, 1997 and 1998 were $26,851, $69,825 and $143,003, respectively.

4. Real Estate Leased to Others Accounted for Under the Operating Method:

        Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $27,530,000 in 1999; $27,552,000 in 2000; $27,710,000 in 2001; $27,787,000 in 2002;
          $27,998,000 in 2003 and aggregate approximately $429,911,000 through 2019.

        Contingent rents were approximately $9,000, $32,000 and $71,000 in 1996, 1997 and 1998, respectively.

5. Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                                 December 31,
                                                       --------------------------------
                                                           1997                1998
                                                           ----                ----
               Minimum lease payments
                 receivable                            $ 88,289,457        $ 83,497,133
               Unguaranteed residual value               40,581,966          36,300,545
                                                       ------------        ------------
                                                        128,871,423         119,797,678
               Less: Unearned income                     87,904,758          82,977,021
                                                       ------------        ------------
                                                       $ 40,966,665        $ 36,820,657
                                                       ============        ============

        Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases are approximately $4,898,000 in each of the years 1999 through 2003 and aggregate approximately $83,497,000 through 2018.

        Contingent rents were approximately $13,000 in 1998. The Company did not earn contingent rents in 1996 and 1997.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

6. Mortgage Notes Payable:

        Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of approximately $235,072,289. As of December 31, 1998, mortgage notes payable had interest rates ranging from 6.85% to 10.25% per annum.

        Scheduled principal payments during each of the five years following
          December 31, 1998 are as follows:

                  Year Ending December 31,
                  ------------------------
                     1999                            $  2,740,971
                     2000                              17,496,806
                     2001                               2,873,262
                     2002                               7,515,477
                     2003                               8,042,446
                     Thereafter                        70,592,387
                                                     ------------
                        Total                        $109,261,349
                                                     ============


        Interest paid, excluding capitalized interest, was $3,243,825, $5,932,311 and $7,758,956 in 1996, 1997, and 1998, respectively.

        In connection with the placement of mortgages, fees of $513,847, $862,415 and $724,763 were paid to an affiliate of the Company in 1996, 1997 and 1998, respectively.

7. Dividends Payable:

        A dividend of $.0022478 per share per day in the period from October 1, 1998 through December 31, 1998 ($5,805,617) was declared in December 1998 and paid in January 1999.

8. Lease Revenues:

        The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of 1996, 1997 and 1998 lease revenues are as follows:

                                                     1996        1997           1998
                                                     ----        ----           ----
     Per Statements of Income:
        Interest income from direct
           financing leases                   $ 4,559,544   $ 4,966,730   $ 4,940,298
        Rental income from operating leases     5,000,989    16,651,513    27,097,224
     Adjustment:
        Share of lease revenues from
           equity investments                   4,419,078     4,422,114     4,501,027
                                              -----------   -----------   -----------
                                              $13,979,611   $26,040,357   $36,538,549
                                              ===========   ===========   ===========

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

        In 1996, 1997 and 1998, the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                                1996              %           1997              %           1998              %
                                                ----             --           ----            ----          ----             --
Etec Systems, Inc.                       $ 1,208,583              9%   $ 1,556,393              6%   $ 2,857,105              8%
Perry Graphic Communications, Inc.
    and Judd's Incorporated                                                 82,800                     2,191,567              6
Scott Companies, Inc.                                                    1,826,069              7      1,940,850              5
Spectrian Corporation                        223,704              2      1,925,000              7      1,925,000              5
Westell Technologies, Inc.                                                 441,853              2      1,916,387              5
Best Buy Co., Inc. (a)                     1,797,435             13      1,793,239              7      1,787,480              5
QMS, inc                                                                 1,454,097              6      1,689,375              5
Telos Corporation                          1,166,936              8      1,447,000              5      1,447,000              4
Q Clubs, Inc.                                979,795              7      1,390,123              5      1,404,608              4
The Upper Deck Company (a)                 1,312,643              9      1,319,875              5      1,319,875              4
Applied Bioscience International, Inc.     1,302,000              9      1,302,000              5      1,309,476              4
Gensia, Inc. (a)                           1,309,000              9      1,309,000              5      1,309,000              4
Del Monte Corporation                        643,125              5      1,286,250              5      1,286,250              4
Marconi Integrated Systems, Inc.
     (formerly GDE Systems, Inc.)                                          334,734              1      1,262,030              3
Career Education Corporation                                               202,701              1      1,220,308              3
The Bon-Ton Stores, Inc.                                                   921,294              4      1,270,750              3
Silgan Containers Corporation                                              491,260              2      1,165,952              3
Lanxide Corporation                          770,086              5      1,030,000              4      1,030,000              3
Garden Ridge Corporation                      36,738                       995,764              4        995,764              3
Big V Holding Corporation                    800,221              6        813,741              3        828,976              2
Rheometric Scientific, Inc.                1,005,901              7        859,589              3        817,922              2
The Garden Companies, Inc.                   816,400              6        816,400              3        816,400              2
Celadon Group, Inc.                          198,333              2        703,944              3        718,791              2
Childtime Childcare, Inc.                                                  218,813              1        670,662              2
Vermont Teddy Bear Co., Inc.                                               296,857              1        652,400              2
Nutramax Products, Inc.                                                                                  637,244              2
Pagg Corporation                                                           284,628              1        590,000              2
Knogo North America, Inc.                     11,485                       524,000              2        524,000              1
Wal-Mart Stores, Inc.                        397,226              3        397,226              2        397,226              1
Texas Freezer Company, Inc.                                                                              304,196              1
Compass Bank for Savings
    (formerly Sandwich
     Bancorp, Inc.)                                                         15,707                       167,283
Advanced Micro Devices, Inc. (a)                                                                          84,672
                                         -----------     -----------    -----------    -----------    -----------    -----------
                                         $13,979,611            100%   $26,040,357            100%   $36,538,549            100%
                                         ===========    ===========    ===========    ===========    ===========    ===========

(a) Represents the Company's proportionate share of lease revenues from its equity investment.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.  Equity Investments:

        The Company holds a 37% interest in BB Property Company ("BB Property"), a general partnership which net leases 17 retail stores to Best Buy Co., Inc., a 50% interest in Gena Property Company ("Gena"), a general partnership that net leases two office buildings to Gensia, Inc., a 50% interest in Cards Limited Liability Company ("Cards LLC"), which net leases two office buildings to The Upper Deck Company and a 33 1/3% interest in Delaware Chip LLC ("Chip"), a limited liability company which owns land and a building in Sunnyvale, California, net leased to Advanced Micro Devices, Inc. ("AMD"). The interest in Chip was purchased in December 1998 and is described below.

        On December 22, 1998, the Company and two affiliates, Carey
          Institutional Properties Incorporated ("CIP(R)") and Corporate Property Associates 14 Incorporated ("CPA(R):14"), purchased land and a building in Sunnyvale, California and entered into a net lease agreement with AMD. The purchase price of the property was $95,287,958 of which $68,250,000 was financed by limited recourse debt. The Company, CIP(R) and CPA(R):14, each own a 33 1/3% interest in Chip.

        The AMD lease provides for an initial lease term of twenty years through December 2018 with two ten-year renewal terms at AMD's option. Annual rent is $9,145,500, with rent increases every three years based on a formula indexed to increases in the Consumer Price Index ("CPI"). The $68,250,000 limited recourse mortgage loan is collateralized by a deed of trust on the property and an assignment of the lease. The loan bears interest at an annual interest rate of 7.78% with monthly principal and interest payments based on a 30-year amortization schedule. The loan matures in January 2009, when a balloon payment will be due.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

Summarized financial information of the Company's equity investees is as follows:

                     (In thousands)

Gena

                                          1996                 1997                1998
                                          ----                 ----                ----
       Assets                          $21,826              $21,274             $20,686
       Liabilities                      11,832               11,235              10,587
       Capital                           9,994               10,039              10,099

       Revenues                          2,618                2,618               2,618
       Expenses                          1,439                1,387               1,336
       Net income                        1,179                1,231               1,282

BB Property
                                          1996                 1997                1998
                                          ----                 ----                ----
       Assets                         $ 45,739             $ 45,626            $ 45,433
       Liabilities                      30,755               29,994              29,138
       Capital                          14,984               15,632              16,295

       Revenues                          4,858                4,846               4,831
       Expenses                          2,786                2,756               2,644
       Net income                        2,072                2,090               2,187

Cards LLC
                                          1996                 1997                1998
                                          ----                 ----                ----
       Assets                          $26,581              $26,729            $ 26,591
       Liabilities                      15,704               15,511              15,290
       Capital                          10,877               11,218              11,301

       Revenues                          2,632                2,640               2,640
       Expenses                          1,259                1,244               1,229
       Net income                        1,373                1,396               1,411

Chip
                                                                               1998
                                                                               ----

       Assets                                                                  $ 91,350
       Liabilities                                                               68,251
       Capital                                                                   23,099

       Revenues                                                                     254
       Expenses                                                                     185
       Net income                                                                    69

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

10. Writedown to Fair Value:

        In March 1996, the Company entered into a direct financing lease for a property in Newark, Delaware with Lanxide Corporation ("Lanxide") that was purchased for $8,679,000. The Company financed the purchase with $4,400,000 from two limited recourse mortgages. In January 1998, Lanxide filed a voluntary bankruptcy petition and is in the process of liquidating. Lanxide subsequently vacated the property.

        The Lanxide lease was structured to provide the Company the rights of assignment on subleases with three Lanxide subsidiaries. During 1998, Lanxide sold the subsidiaries. As result of Lanxide's difficulties, the Company has assumed the leases. The initial terms of the leases expire in 2000 and 2001. Annual rent from the three subleases is $584,393.

        Annual rent under the Lanxide lease was $1,030,000. Based on the Company's expectation that future cash flow from the properties will be reduced, Management concluded that there had been an impairment of the value to the property. Based on a writedown of the Company's interest in the property to an estimated fair value of $4,398,000, the Company incurred a noncash charge of $4,281,421.

        The Company remains current on its debt service payments under the $4,000,000 limited recourse first priority loan which matures in March 2001 and has an outstanding balance of $3,693,000 as of December 31, 1998.

11. Extraordinary Charge on Extinguishment of Debt:

        In February 1995, the Company purchased land and buildings in Hayward, California for $11,860,000 and entered into a net lease with Etec Systems, Inc. ("Etec"). In August 1996, the Company entered into a commitment to construct an additional building at the Etec property, and in January 1997, the Company completed construction of the building for $5,241,000.

        In February 1998, the Company entered into a series of transactions including paying off the existing limited recourse mortgage loan on the Etec property, funding additional improvements at the Etec property of approximately $11,518,000, entering into a commitment and construction agency agreement to fund additional improvements of up to $52,356,000, amending the existing lease with Etec and transferring ownership of the Etec property to a limited liability company in which CPA(R):14 has an ownership interest. At that time, the Company paid off the $7,957,947 existing limited recourse mortgage loan collateralized by the Etec property. In connection with paying off the loan, the Company incurred a prepayment charge of $379,246 which has been recorded in 1998 as an extraordinary charge on the extinguishment of debt. Under the limited liability company agreement, CPA(R):14 will have a 49.99% interest in the additional improvements and will not share in the economic benefits from the existing buildings. The Company has releveraged the existing property with $15,000,000 of limited recourse mortgage financing and has received a commitment of $30,000,000 of financing for the additional improvements.

12. Subsequent Event:

        On February 3, 1999, the Company and CPA(R):14, each acquired 50% ownership interests in a newly formed limited liability company, and purchased land and a building in Gilbert, Arizona for $23,560,000 and entered into a net lease with Intesys Technologies, Inc. ("Intesys").

        The Intesys lease has an initial term of twenty years with two ten-year renewal terms at the option of Intesys. The lease provides for annual rent payments of $2,274,750 with rent increases every three years based on a formula indexed to the increase in the CPI, with any single increase capped at 9%.

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

        The Company estimates that the fair value of mortgage notes payable approximates the carrying value of such mortgage notes at December 31, 1997 and was approximately $109,681,000 at December 31, 1998. The fair value of the mortgage notes payable was evaluated using a cash flow model with a discount rate that takes into account the credit of the tenant and interest rate risk.

        In conjunction with executing a number of its leases, the Company was granted warrants to purchase common stock of the lessee or lease guarantor. To the extent that the lessee is not a publicly traded company, the warrants were judged at the time of issuance to be speculative in nature and a nominal cost basis is attributed to them. The Company believes it is not practicable to estimate the fair value of its stock warrants for closely-held companies. For publicly traded companies, fair value represents the amount by which quoted market value of common stock exceeds the exercise price at December 31, 1998. The Company has warrants to purchase, (a) 150,000 shares of Vermont Teddy Bear Co., Inc. ("Vermont Teddy Bear") common stock, (b) 100,000 shares of QMS common stock and (c) 464,260 shares of Rheometric Scientific, Inc. ("Rheometric") common stock, all of which have publicly traded common stock. There is no market for the stock warrants of these companies. As of December 31, 1998, the exercise price of the QMS and Rheometric warrants was in excess of the quoted value for their common stock.

14. Accounting Pronouncement:

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
          Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company believes that SFAS No. 133 will not have a material impact on the consolidated financial statements.

MARKET FOR THE PARTNERSHIP'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

            Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company.

            As of December 31, 1998 there were 14,036 holders of record of the Shares of the Company.

            In accordance with the Prospectus of the Company, dividends will be paid quarterly regardless of the frequency with which such dividends are declared. The Company is required to distribute annually its Distributable REIT Taxable Income, as defined in the Prospectus, to maintain its status as a REIT. The following shows the frequency and amount of dividends paid for the past three years.

                               1996                 1997              1998
                               ----                 ----              ----

     First quarter           $.20050             $. 2015            $.2023
     Second quarter           .20080              . 2017             .2025
     Third quarter            .20100              . 2019             .2027
     Fourth quarter           .20125              . 2021             .2029
                             -------             -------            ------
                             $.80355             $. 8072            $.8104
                             =======             =======            ======


            Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 1998, dividends paid per share reported for tax purposes were as follows:

                                1996               1997              1998
                                ----               ----              ----
     Ordinary income          $ .68               $ .81             $ .56
     Return of capital          .12                                   .25
                              -----               -----             -----
                              $ .80               $ .81             $ .81
                              =====               =====             =====

REPORT ON FORM 10-K
--------------------------------------------------------------------------------

            The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

Exhibit                                                                      Method of
  No.                Description                                             Filing
  ---                -----------                                             ----------------------


21.3        Subsidiaries of Registrant as of March 31, 1999.                 Filed herewith

27          Financial Data Schedule                                          Filed herewith