Form 10-Q
period 1999-03-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1999-05-12
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 1999

                                       of

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


CPA(R):12 has no active market for common stock at May 10, 1999. 28,543,746 shares of common stock, $.001 Par Value outstanding at May 10, 1999.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES




                                      INDEX


                                                                             Page No.
                                                                             --------
 PART I

Item 1. - Financial Information*

          Condensed Consolidated Balance Sheets, as of December 31, 1998
          and March 31, 1999                                                    2

          Condensed Consolidated Statements of Income for the three
          months ended March 31, 1998 and 1999                                  3

          Condensed Consolidated Statements of Comprehensive Income
          for the three months ended March 31, 1998 and 1999                    3

          Condensed Consolidated Statement of Cash Flows for the three
          months ended March 31, 1998 and 1999                                  4


          Notes to Condensed Consolidated Financial Statements                  5-7

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                   8-9




PART II - Other Information

Item 3A - Quantitative and Qualitative Disclosure About Market Risk             10

Item 4. - Submission of Matters to a Vote of Security Holders                   10

Item 6. - Exhibits and Reports on Form 8-K                                      10

Signatures                                                                      11


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          December 31,            March 31,
                                                              1998                  1999
                                                          -------------         -------------
                                                             (Note)              (Unaudited)
      ASSETS:
Land and buildings,
   net of accumulated depreciation of
   $9,520,197 at December 31, 1998 and
   $10,920,096 at March 31, 1999                          $ 290,253,526         $ 303,732,222
Net investment in direct financing leases                    36,820,657            38,960,325
Equity investments                                           25,971,837            43,311,850
Cash and cash equivalents                                    37,790,505            10,940,973
Other assets                                                  7,767,129             7,143,182
                                                          -------------         -------------
        Total assets                                      $ 398,603,654         $ 404,088,552
                                                          =============         =============

      LIABILITIES:

Limited recourse mortgage notes payable                   $ 109,261,349         $ 108,590,156
Accrued interest                                                907,922               801,918
Accounts payable to affiliates                                1,839,533             2,424,828
Accounts payable and accrued expenses                           659,750               748,022
Dividends payable                                             5,805,617             5,811,334
Prepaid rental income and security deposits                   4,996,561             5,010,417
Deferred acquisition fees payable to an affiliate             8,876,292             7,634,184
                                                          -------------         -------------
        Total liabilities                                   132,347,024           131,020,859
                                                          -------------         -------------

Minority Interest                                            26,969,738            36,503,928
                                                          -------------         -------------

Commitments and contingencies

      SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
   40,000,000 shares; issued and outstanding
   28,717,726 shares at December 31, 1998
   and March 31, 1999                                            28,717                28,717
Additional paid-in capital                                  257,668,301           257,668,301
Accumulated other comprehensive income                        2,607,571             1,919,009
Dividends in excess of accumulated earnings                 (19,903,364)          (21,531,364)
                                                          -------------         -------------
                                                            240,401,225           238,084,663

Less: common stock in treasury at cost,
   129,301 and 173,980 shares at December 31, 1998
     and March 31, 1999                                      (1,114,333)           (1,520,898)
                                                          -------------         -------------

        Total shareholders' equity                          239,286,892           236,563,765
                                                          -------------         -------------
        Total liabilities and shareholders' equity        $ 398,603,654         $ 404,088,552
                                                          =============         =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three Months Ended
                                                      March 31, 1998      March 31, 1999
                                                      --------------      --------------
Revenues:
  Rental income                                        $  6,070,726         $ 7,357,090
  Interest income from direct financing leases            1,231,691           1,094,112
  Other interest income                                     744,579             286,964
                                                       ------------         -----------
                                                          8,046,996           8,738,166
                                                       ------------         -----------

Expenses:
  Interest                                                1,950,116           2,304,560
  Depreciation and amortization                           1,158,899           1,431,305
  General and administrative                                511,843             630,916
  Property expense                                        1,078,936           1,086,224
                                                       ------------         -----------
                                                          4,699,794           5,453,005
                                                       ------------         -----------

   Income before income from equity investments
      and extraordinary item                              3,347,202           3,285,161

Income from equity investments                              534,546             884,126
                                                       ------------         -----------

   Income before extraordinary item                       3,881,748           4,169,287

Extraordinary loss on extinguishment of debt               (379,247)

   Net income                                          $  3,502,501         $ 4,169,287
                                                       ============         ===========

Basic income per common share before
  extraordinary item                                   $        .14         $       .15
Extraordinary item                                             (.02)
                                                       ------------         -----------
   Basic income per share                              $        .12         $       .15
                                                       ============         ===========

Weighted average shares outstanding - basic              28,260,379          28,566,086
                                                       ============         ===========


            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                 Three Months Ended
                                           March 31, 1998     March 31, 1999
                                           --------------     --------------
Net income                                   $3,502,501        $ 4,169,287
                                             ----------        -----------

Other comprehensive income (loss):
  Change in unrealized gain (loss) on
   securities during the period                 814,866           (688,562)
                                             ----------        -----------
  Other comprehensive income (loss)             814,866           (688,562)
                                             ----------        -----------

  Comprehensive income                       $4,317,367        $ 3,480,725
                                             ==========        ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 1998                 1999
                                                                             ------------         ------------
Cash flows from operating activities:
  Net income                                                                 $  3,502,501         $  4,169,287
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                               1,158,899            1,431,305
    Straight-line rent adjustments and other noncash rent adjustments            (470,849)            (230,270)
    Income from equity investments in excess
     of distributions received                                                   (224,913)
    Extraordinary charge on extinguishment of debt                                379,247
    Provision for uncollected rent                                                 53,460               63,384
    Change in operating assets and liabilities                                   (208,644)             616,880
                                                                             ------------         ------------
       Net cash provided by operating activities                                4,189,701            6,050,586
                                                                             ------------         ------------

Cash flows from investing activities:
  Distributions from equity investments in excess of equity income                     --               16,455
  Purchases of real estate and equity investments
    and additional capitalized costs                                          (23,012,984)         (34,052,304)
  Payment of deferred acquisition fees                                                 --           (1,529,131)
                                                                             ------------         ------------

       Net cash used in investing activities                                  (23,012,984)         (35,564,980)
                                                                             ------------         ------------

Cash flows from financing activities:
  Prepayment of mortgage payable                                               (7,957,949)
  Payments on mortgage principal                                                 (475,702)            (671,193)
  Contributions from minority interest partner                                                       9,534,190
  Dividends paid                                                               (5,719,178)          (5,791,570)
  Payment made on extinguishment of debt                                         (379,247)
  Purchase of treasury stock                                                     (157,971)            (406,565)
                                                                             ------------         ------------
     Net cash (used in) provided by financing activities                      (14,690,047)           2,664,862

       Net decrease in cash and cash equivalents                              (33,513,330)         (26,849,532)

Cash and cash equivalents, beginning of period                                 72,423,221           37,790,505
                                                                             ------------         ------------

    Cash and cash equivalents, end of period                                 $ 38,909,891         $ 10,940,973
                                                                             ============         ============

Supplemental disclosure of cash flows information:

       Interest paid                                                         $  2,004,383         $  2,410,564
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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



Note 2.  Transactions with Related Parties:

Pursuant to the advisory agreement, the Advisor performs certain advisory and administrative services for the Company. For the three-month periods ended March 31, 1998 and 1999, the Company incurred asset management fees of $400,738 and $495,084, respectively, with performance fees in like amount. General and administrative expense reimbursements for three-month periods ended March 31, 1998 and 1999 were $182,702 and $194,042, respectively.



Note 3.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the three-month periods ended March 31, 1998 and 1999 are as follows:

                                                    1998               1999
                                                -----------        -----------
Per Statements of Income:
   Rental income from operating leases          $ 6,070,726        $ 7,357,090
   Interest from direct financing leases          1,231,691          1,094,112

Adjustment:
   Share of leasing revenue from equity
     investments                                  1,105,406          2,045,124
                                                -----------        -----------
                                                $ 8,407,823        $10,496,326
                                                ===========        ===========

For the three-month periods ended March 31, 1998 and 1999, the Company earned its proportionate net leasing revenues from its investments as follows:

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

    Lease Obligor:                                1998            %              1999             %
    --------------                                ----            -              ----             -

Advanced Micro Devices, Inc. (a)                      --          --         $   762,125           7%
Etec Systems, Inc.                            $  401,220           5%            746,928           7
Perry Graphic Communications, Inc.
   and Judd's Incorporated                       547,892           7             547,892           5
Scott Companies Inc.                             485,213           6             485,213           5
Spectrian Corporation                            481,250           6             481,250           5
Westell Technologies, Inc.                       437,063           5             479,097           5
Best Buy Co., Inc. (a)                           448,187           5             446,267           4
QMS, Inc.                                        422,344           5             422,344           4
Telos Corporation                                361,750           4             361,750           4
Career Education Corporation                     304,052           4             361,024           4
Q Clubs, Inc.                                    349,902           4             352,402           3
Applied Bioscience International, Inc.           325,500           4             347,929           3
The Upper Deck Company (a)                       329,969           4             329,969           3
Gensia, Inc. (a)                                 327,250           4             327,250           3
Del Monte Corporation                            321,563           4             321,563           3
Silgan Containers Corporation                    223,300           3             318,750           3
The Bon-Ton Stores, Inc.                         317,688           4             317,688           3
Marconi Integrated Systems, Inc.                 315,508           4             315,508           3
Lanxide Corporation                              257,500           3
Garden Ridge Corporation                         248,941           3             248,941           2
Texas Freezer Company, Inc.                           --          --             232,687           2
Big V Holding Corp.                              205,744           3             208,794           2
Rheometric Scientific, Inc.                      202,596           2             206,167           2
Nutramax Products, Inc.                               --          --             205,992           2
The Garden Companies, Inc.                       204,100           2             204,100           2
Other                                            889,291           9           1,464,696          14
                                              ----------         ---         -----------         ---
                                              $8,407,823         100%        $10,496,326         100%
                                              ==========         ===         ===========         ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.


Note 4.  Equity Investments:

The Company holds interests in six entities in which its ownership interest is 50% or less. All of the entities were formed and are owned with affiliates that have similar investment objectives as the Company. The Company's ownership in entities that net lease to the following tenants is as follows: Best Buy Co., Inc., 37%; Intesys Technologies, Inc., 50%; Genesia, Inc., 50%; The Upper Deck Company, 50%; Advanced Micro Devices, Inc., 33.33% and Compucom Systems, Inc., 33.33%. The interests in the Intesys Technologies, Inc. and Compucom Systems, Inc. entities were purchased during the quarter ended March 31, 1999 (see Note
5). Combined summarized financial information on the Company's equity investments are as follows:

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)


           (In thousands)                         December 31, 1998        March 31,1999
                                                  -----------------        -------------
      Assets (primarily real estate)                   $184,060                $246,006
      Liabilities (primarily mortgage notes
         payable)                                       123,265                 146,370
      Partners' and members' equity                      60,795                  99,636



                                                  March 31,1998         March 31,1999
                                                  -------------         -------------
      Revenues (primarily rental revenue)             $2,526                $5,170
      Expenses (primarily interest on
         mortgages and depreciation)                   1,316                 3,005
      Net income                                       1,210                 2,165


Note 5.  Acquisitions:

On February 3, 1999, the Company and Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, each acquired 50% ownership interests in a newly formed entity, and purchased land and building in Gilbert, Arizona for $23,560,000 and entered into a net lease with Intesys Technologies, Inc. ("Intesys"). The Intesys lease has an initial term of twenty years with two ten-year renewal terms at the option of Intesys. The lease provides for annual rent payments of $2,274,750 with rent increases every three years based on a formula indexed to the increase in the CPI, with any single increase capped at 9%.

On March 31, 1999 the Company and two affiliates, Carey Institutional Properties Incorporated and CPA(R):14, through a newly-formed entity in which the Company and the two affiliates each own 1/3 interests, purchased land and building in Dallas, Texas for $39,790,500 and entered into a net lease with Compucom Systems, Inc. ("Compucom"). The Compucom lease has an initial term of 20 years with two five-year renewal terms at Compucom's option. The lease initially provides for annual rent of $3,914,000 with rent increases every three years based on a formula indexed to increases in the CPI, with each increase capped at a maximum increase of 13.3%.

In connection with the Compucom purchase, the newly-formed entity obtained a limited recourse mortgage loan of $23,000,000. The loan is collateralized by the Compucom property and an assignment of the Compucom lease and bears interest at an annual interest rate of 7.215% with monthly payments of interest and principal of $165,727 based on a 25-year amortization schedule. The loan matures in April 2009 when a balloon payment will be due. A prepayment premium will apply if the loan is prepaid prior to six months before maturity.

The interests in the Intesys and Compucom properties are being accounted for under the equity method.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of March 31, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:

      Net income for the three-month period ended March 31, 1999 increased by $667,000 as compared with the three-month period ended March 31, 1998. The results for the prior year period included an extraordinary charge of $379,000 that resulted from a prepayment charge on the extinguishment of a mortgage loan. Excluding the effect of this extraordinary charge, income for the comparable periods would have reflected an increase of $288,000. The increase in income before extraordinary items was due to increases in lease revenues (rental income and interest income from direct financing leases) and income from equity investments. These benefits to income were partially offset primarily by increases in interest and depreciation expenses and lower interest income.

      The increase in lease revenues was due to the completion of several build-to-suit projects in both 1998 and 1999, purchases of properties in 1998 that did not reflect a full quarter's results in the prior year period, and, to a lesser extent, rent increases from existing leases. During 1998, the Company completed construction of an additional building leased to Etec Systems, Inc. and a cold storage warehouse leased to Texas Freezer, Inc. During 1999, the Company completed build-to-suit projects for Randall International, Inc. and International Management Consulting, Inc. as well as an expansion of an existing facility leased to Career Education Corporation. The projects that were completed and placed into service during the current quarter contributed revenues of $228,000. A full quarter's revenues from these completed projects will provide rents of $467,000. As a result of the termination of a lease with Lanxide Corporation, annual rents have decreased $1,030,000. Because the Company has assumed three subleases at the Lanxide property, the property is still able to generate annual rents of $584,000 from the assumed subleases so that the net decrease in revenue from this property was $446,000. The subleases expire in 2000 and 2001. The increase in income from equity investments was due to a full quarter's earnings from the interest in the property leased to Advanced Micro Devices, Inc. purchased in December 1998 and the purchase of the interest in the property leased to Intesys Technologies, Inc. on February 3, 1999. In addition, the Company purchased an interest in a property leased to Compucom Systems, Inc. on March 31, 1999. Solely as a result of the investments in the Intesys and Compucom properties, annual cash flow will increase by approximately $1,779,000. The increases in interest and depreciation expenses were due to increases in mortgage loan balances and real estate investments, respectively, as compared with the prior period. The decrease in interest income was due to a decrease in average cash balances. The objective of the Company is to hold cash balances sufficient for working capital purposes and to use the proceeds of its offerings for investment in net lease real estate. A decrease in cash balances, and accordingly, in other interest income was consistent with the Company's objectives.

      A new building at the Etec property which is owned with an affiliate, Corporate Property Associates 14 Incorporated, will be completed during the second quarter of 1999. Annual cash flow from the new building after a $30,000,000 mortgage loan is placed on the property will be approximately $1,234,000.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


FINANCIAL CONDITION:


      Cash flow from operations and distributions from equity investments totaled $6,067,000 and was sufficient to fund fully the quarterly dividend of $5,792,000 and $275,000 of $671,000 of scheduled mortgage principal payment installments. With the deployment of substantially all of the cash from the Company's offerings in real estate, the Company expects that operating cash flow will be sufficient to fund all mortgage principal installments as well as quarterly dividends. Operating cash flow (including distributions from equity investments) will increase because of the anticipated completion of the Etec property during the second quarter and the purchase of the interest in the Compucom property. The Compucom property was purchased on March 31, 1999, and, therefore, had no effect on current period cash flow from operations. Annual cash flow from the investment in the Compucom property will be approximately $642,000.

      The Company's investing activities consisted of using $34,052,000 for the purchase of two equity investments and toward the completion of build-to-suit projects as well as making a payment for deferred acquisition fees of $1,529,000. In addition to the Etec project, which is near completion, the Company has two remaining build-to-suit commitments consisting of an expansion of the property leased to Marconi Integrated Systems, Inc. and a property leased to Balanced Care Corporation. The remaining costs for the two remaining projects are $8,6400,000.

      In addition to paying dividends and mortgage debt service, the Company's financing activities included using $9,534,000 of contributions from the minority owner in the Etec project to fund construction. The Company is also negotiating a $40,000,000 line of credit that will be used to fund additional real estate investments on a transitional basis. There is no assurance, however, that the line of credit agreement will be concluded. In the event this credit facility is established, it would ultimately be paid down using the proceeds from placing limited recourse mortgage debt on existing and to be purchased properties. A credit facility agreement will require the Company to meet certain financial covenant requirements. The financial requirements are in the process of being negotiated.

      The Company and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. The Year 2000 issue refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to process dates properly. The Company and its affiliates are completing a program of replacing or upgrading equipment that has been identified as not being Year 2000 compliant. The Company and its affiliates have also completed remediating certain software applications. Contingency plans are in the process of being developed and should be completed during the second quarter.

      The Company believes it is addressing its internal Year 2000 issues in a timely manner. There is, however, a risk that the inability of third-party suppliers and tenants to meet Year 2000 readiness issues could have an adverse effect on the Company. The Company and its affiliates have identified their critical suppliers and are requiring that suppliers communicate their plans and progress in identifying Year 2000 readiness.

      The Company contacted its tenants regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, tenants are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by tenants rather than the Company. The major risk is that Year 2000 issues have such an adverse effect on the financial condition of a tenant that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART II



Item 3A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Approximately $81,175,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 1999 ranged from LIBOR and 1.97% to the lender's prime rate and 2%. There has been material change since December 31, 1998.

(in thousands)

                      1999         2000          2001         2002         2003      Thereafter       Total      Fair Value
                      ----         ----          ----         ----         ----      ----------       -----      ----------
Fixed rate           $1,576       $ 4,438       $2,301       $2,486       $2,622       $67,752       $81,175      $81,601

Average
  interest rate         7.8%        8.54%        7.72%         7.73%         7.73%        7.76%

Variable rate        $  493       $13,058       $  572       $5,030       $5,421       $ 2,841       $27,415      $27,415

As of March 31, 1999, the Company had no other material exposure to market risk.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended March 31, 1999, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced February 2, 1996 (File # 33-99994) is as follows:

             Shares registered:                                      20,300,000
             Aggregate price of offering amount registered:        $203,000,000
             Shares sold:                                            20,198,459
             Aggregated offering price of amount sold:             $201,984,590
             Direct or indirect payments to directors,
               officers, general partners of the issuer or
               their associates, to persons owning ten
               percent or more of any class of equity
               securities of the issuer and to affiliates of
               the issuer:                                         $  5,235,503
             Direct or indirect payments to others:                $ 10,521,232
             Net offering proceeds to the issuer after
               deducting expenses:                                 $186,227,855
             Purchases of real estate:                             $184,208,009
             Working capital reserves:                             $  2,019,846
             Temporary investments in cash and cash
               equivalents:                                                  --

      (b) Reports on Form 8-K:

             During the quarter ended March 31, 1999, the Company was not required to file any reports on Form 8-K.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES






                                   SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES






          5/10/99                  By:   /s/ Steven M. Berzin
        ----------                       --------------------------------------
           Date                              Steven M. Berzin
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



         5/10/99                  By:   /s/ Claude Fernandez
        ----------                       --------------------------------------
           Date                             Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)