Form 10-Q
period 1999-06-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1999-08-10
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 1999

                                       of

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


CPA(R):12 has no active market for common stock at August 10, 1999. 28,593,254 shares of common stock, $.001 par value outstanding at August 10, 1999.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES







                                      INDEX



                                                                                                 Page No.
                                                                                                 --------
 PART I

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 1998
               and June 30, 1999                                                                       2

               Condensed Consolidated Statements of Income for the three
               and six months ended June 30, 1998 and 1999                                             3

               Condensed Consolidated Statements of Comprehensive Income
               for the three and six months ended June 30, 1998 and 1999                               3

               Condensed Consolidated Statement of Cash Flows for the six
               months ended June 30, 1998 and 1999                                                     4


               Notes to Condensed Consolidated Financial Statements                                   5-7



 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                   8-10




 PART II - Other Information

 Item 3 - Quantitative and Qualitative Disclosure About Market Risk                                  11

 Item 4. - Submission of Matters to a Vote of Security Holders                                        11


 Item 6. - Exhibits and Reports on Form 8-K                                                           11


 Signatures                                                                                           12


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                December 31,          June 30,
                                                                                    1998                1999
                                                                               -------------        -------------
                                                                                   (Note)             (Unaudited)
         ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $9,520,197 at December 31, 1998 and
    $12,398,156 at June 30, 1999                                               $ 290,253,526        $ 311,854,175
Net investment in direct financing leases                                         36,820,657           39,773,026
Equity investments                                                                25,971,837           43,190,628
Cash and cash equivalents                                                         37,790,505            9,717,173
Other assets                                                                       7,767,129            8,568,431
                                                                               -------------        -------------
           Total assets                                                        $ 398,603,654        $ 413,103,433
                                                                               =============        =============

         LIABILITIES:

Limited recourse mortgage notes payable                                        $ 109,261,349        $ 110,413,126
Accrued interest                                                                     907,922              778,045
Accounts payable to affiliates                                                     1,839,533            2,332,285
Accounts payable and accrued expenses                                                659,750              425,272
Dividends payable                                                                  5,805,617            5,822,222
Prepaid rental income and security deposits                                        4,996,561            5,161,115
Deferred acquisition fees payable to an affiliate                                  8,876,292            7,900,378
                                                                               -------------        -------------
           Total liabilities                                                     132,347,024          132,832,443
                                                                               -------------        -------------

Minority interest                                                                 26,969,738           44,702,051
                                                                               -------------        -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
    40,000,000 shares; issued and outstanding
    28,717,726 and 28,767,234 shares at
    December 31, 1998 and June 30, 1999                                               28,717               28,767
Additional paid-in capital                                                       257,668,301          258,163,335
Accumulated other comprehensive income                                             2,607,571            2,167,543
Dividends in excess of accumulated earnings                                      (19,903,364)         (23,269,808)
                                                                               -------------        -------------
                                                                                 240,401,225          237,089,837

Less: common stock in treasury at cost,
    129,301 and 173,980 shares at December 31, 1998
        and June 30, 1999                                                         (1,114,333)          (1,520,898)
                                                                               -------------        -------------

           Total shareholders' equity                                            239,286,892          235,568,939
                                                                               -------------        -------------
           Total liabilities and shareholders' equity                          $ 398,603,654        $ 413,103,433
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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              Three Months Ended                     Six Months Ended
                                       June 30, 1998       June  30, 1999    June 30, 1998     June 30, 1999
                                       -------------       --------------    -------------     -------------
Revenues:
  Rental income                         $  7,278,871        $ 7,623,026       $13,349,597       $14,980,116
  Interest from direct
    financing leases                       1,235,182          1,200,739         2,466,873         2,294,851
  Other interest income                      541,718            101,687         1,286,297           388,651
                                        ------------        -----------       -----------       -----------
                                           9,055,771          8,925,452        17,102,767        17,663,618
                                        ------------        -----------       -----------       -----------
Expenses:
  Interest                                 1,990,310          2,284,548         3,940,426         4,589,108
  Depreciation and amortization            1,343,943          1,523,949         2,502,842         2,955,254
  General and administrative                 604,137            802,724         1,115,980         1,433,640
  Property expenses                          843,333          1,297,537         1,922,269         2,383,761
                                        ------------        -----------       -----------       -----------
                                           4,781,723          5,908,758         9,481,517        11,361,763
                                        ------------        -----------       -----------       -----------

      Income before income
        from equity investments
        and extraordinary item             4,274,048          3,016,694         7,621,250         6,301,855

Income from equity investments               537,439          1,081,132         1,071,985         1,965,258
                                        ------------        -----------       -----------       -----------

      Income before extraordinary
        item                               4,811,487          4,097,826         8,693,235         8,267,113

Extraordinary loss on
  extinguishment of debt                                                         (379,247)
                                        ------------        -----------       -----------       -----------
      Net income                        $  4,811,487        $ 4,097,826       $ 8,313,988       $ 8,267,113
                                        ============        ===========       ===========       ===========

Basic and diluted earnings per
  common share before
  extraordinary item                    $        .17                .14       $       .30       $       .29
Extraordinary item                                                                   (.01)
                                        ------------        -----------       -----------       -----------
    Basic and diluted earnings
        per share                       $        .17                .14       $       .29       $       .29
                                        ============        ===========       ===========       ===========

Weighted average shares
  outstanding - basic and diluted         28,311,896         28,551,907        28,286,280        28,558,957
                                        ============        ===========       ===========       ===========


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                              Three Months Ended                   Six Months Ended
                                      June 30, 1998     June  30, 1999    June 30, 1998      June 30, 1999
                                      -------------     --------------    -------------      -------------

Net income                             $ 4,811,487        $4,097,826       $ 8,313,988        $ 8,267,113

Other comprehensive income:
  Change in unrealized gain on
    marketable securities during
    the period                          (1,552,319)          248,535          (737,453)          (440,027)
                                       -----------        ----------       -----------        -----------

  Comprehensive income                 $ 3,259,168        $4,346,361       $ 7,576,535        $ 7,827,086
                                       ===========        ==========       ===========        ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                Six Months Ended
                                                                                     June 30,
                                                                         --------------------------------
                                                                             1998                1999
                                                                         ------------        ------------
Cash flows from operating activities:
  Net income                                                             $  8,313,988        $  8,267,113
  Adjustments to reconcile net income
      to net cash provided by operating activities:
  Depreciation and amortization                                             2,502,842           2,955,254
  Straight-line rent adjustments and other
      noncash rent adjustments                                               (662,026)           (580,561)
  Income from equity investments in excess
      of distributions received                                               (92,175)
  Extraordinary charge on extinguishment of debt                              379,247
  Provision for uncollected rent                                              118,624             129,563
  Change in operating assets and liabilities, net                            (433,612)            418,165
                                                                         ------------        ------------
        Net cash provided by operating activities                          10,126,888          11,189,534
                                                                         ------------        ------------

Cash flows from investing activities:
  Distributions from equity investments in excess of equity income                                137,677
  Purchases of real estate and equity investments and additional
      capitalized costs                                                   (35,114,118)        (44,164,483)
  Payment of deferred acquisition fees                                                         (1,529,131)
                                                                         ------------        ------------
        Net cash used in investing activities                             (35,114,118)        (45,555,937)
                                                                         ------------        ------------

Cash flows from financing activities:
  Proceeds from mortgages                                                  15,000,000           2,500,000
  Prepayment of mortgage payable                                           (7,957,949)
  Payments on mortgage principal                                             (915,078)         (1,348,223)
  Capital contributions from minority interest                              3,181,895          17,732,313
  Deferred financing costs and mortgage deposits                             (285,548)           (567,502)
  Dividends paid                                                          (11,440,061)        (11,616,952)
  Payment made on extinguishment of debt                                     (379,247)
  Purchase of treasury stock                                                 (237,417)           (406,565)
                                                                         ------------        ------------
        Net cash (used in) provided by financing activities                (3,033,405)          6,293,071
                                                                         ------------        ------------

        Net decrease in cash and cash equivalents                         (28,020,635)        (28,073,332)
Cash and cash equivalents, beginning of period                             72,423,221          37,790,505
                                                                         ------------        ------------
      Cash and cash equivalents, end of period                           $ 44,402,586        $  9,717,173
                                                                         ============        ============


Supplemental disclosure of cash flows information:

           Interest paid                                                 $  3,738,152        $  4,718,985
                                                                         ============        ============


Noncash operating and financing activities:

  Issuance of common stock to Advisor in satisfaction
  of performance fees                                                    $  2,955,881        $    495,084
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



Note 2.  Transactions with Related Parties:

The Company incurred asset management fees of $438,223 and $509,777 for the three months ended June 30, 1998 and 1999, respectively, and $838,961 and $1,004,861 for the six months ended June 30, 1998 and 1999, respectively, with performance fees in like amount. The Advisor has opted to receive 49,508 restricted shares of common stock of the Company in satisfaction of the performance fee of $495,084 incurred for the quarter ended March 31, 1999. General and administrative expense reimbursements were $136,303 and $188,291 for the three months ended June 30, 1998 and 1999, respectively, and $319,055 and $382,333 for the six months ended June 30, 1998 and 1999, respectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 3.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the six-month periods ended June 30, 1998 and 1999 are as follows:

                                                   1998              1999
                                                -----------       -----------
Per Statements of Income:
    Rental income from operating leases         $13,349,597       $14,980,116
    Interest from direct financing leases         2,466,873         2,294,851

Adjustment:
    Share of leasing revenue from equity
        investments                               2,209,126         4,519,507
                                                -----------       -----------
                                                $18,025,596       $21,794,474
                                                ===========       ===========


For the six-month periods ended June 30, 1998 and 1999, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                                  1998            %             1999            %
                                              -----------        ---        -----------        ---

Advanced Micro Devices, Inc. (a)                                            $ 1,524,250          7%
Etec Systems, Inc.                            $ 1,604,539          9%         1,493,855          7
Perry Graphic Communications, Inc.
    and Judd's Incorporated                     1,095,783          6          1,095,783          5
Scott Companies Inc.                              970,425          5            970,425          5
Spectrian Corporation                             962,500          5            962,500          4
Westell Technologies, Inc.                        874,125          5            958,193          4
Best Buy Co., Inc. (a)                            894,687          5            890,795          4
Career Education Corporation                      608,141          3            868,404          4
QMS, Inc.                                         844,688          5            844,688          4
Telos Corporation                                 723,500          4            747,564          3
Q Clubs, Inc.                                     699,804          4            704,804          3
Applied Bioscience International, Inc.            651,000          4            695,857          3
The Upper Deck Company (a)                        659,938          4            659,938          3
Sicor, Inc. (formerly Gensia, Inc.) (a)           654,500          4            654,500          3
Del Monte Corporation                             643,125          4            643,125          3
Silgan Containers Corporation                     610,303          3            637,500          3
The Bon-Ton Stores, Inc.                          635,375          4            635,375          3
Marconi Integrated Systems, Inc.                  631,015          3            631,015          3
Garden Ridge Corporation                          497,882          3            497,882          2
Childtime Childcare, Inc.                         279,892          2            479,347          2
Texas Freezer Company, Inc.                                                     465,375          2
Intesys Technologies, Inc. (a)                                                  460,144          2
Big V Holding Corp.                               412,468          2            416,526          2
Rheometric Scientific, Inc.                       407,705          2            414,452          2
NutraMax Products, Inc.                           225,261          1            413,865          2
The Garden Companies, Inc.                        408,200          2            408,200          2
Celadon Group, Inc.                               357,889          2            363,917          2
Compucom Systems, Inc. (a)                                                      329,880          2
Vermont Teddy Bear Co., Inc.                      326,200          2            326,200          2
Randall International, Inc.                                                     308,109          1
Pagg Corporation                                  295,000          2            295,000          1
Other                                           1,051,651          5            997,006          5
                                              -----------        ---        -----------        ---
                                              $18,025,596        100%       $21,794,474        100%
                                              ===========        ===        ===========        ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Equity Investments:

The Company holds interests in six entities in which its ownership interest is 50% or less. All of the entities were formed and are owned with affiliates that have investment objectives that are similar to those of the Company. The Company's ownership in entities that net lease properties to the following tenants is as follows: Best Buy Co., Inc., 37%; Intesys Technologies, Inc., 50%; Sicor, Inc. (formerly Gensia, Inc.), 50%; The Upper Deck Company, 50%; Advanced Micro Devices, Inc., 33.33% and Compucom Systems, Inc., 33.33%. The interests in the Intesys Technologies, Inc. and Compucom Systems, Inc. entities were purchased during the quarter ended March 31, 1999. Combined summarized financial information on the Company's equity investments is as follows:


(In thousands)                           December 31, 1998                June 30, 1999
                                         -----------------                -------------

Assets (primarily real estate)              $184,060                         $244,873
Liabilities (primarily mortgage notes
   payable)                                  123,265                          145,856
Partners' and members' equity                 60,795                           99,017

                                                      Six Months Ended
                                        June 30, 1998                  June 30, 1999
                                        -------------                  -------------

Revenues (primarily rental revenue)       $ 5,045                        $ 11,519
Expenses (primarily interest on
    mortgages and depreciation)            (2,621)                         (6,663)
                                          -------                        --------
Net income                                $ 2,424                        $  4,856
                                          =======                        ========

Note 5.  Credit Agreement:

On June 25, 1999, the Company entered into a credit agreement with PNC Bank, N.
A. ("PNC") and The Bank of New York which provides for a $40,000,000 line of credit. The credit agreement has a one-year term through June 23, 2000 with a one-year extension at the Company's option providing that there are no events of default.

Advances from the credit agreement will bear interest, at the option of the Company, at an annual rate of either (i) the London InterBank Offered Rate plus 1.8% or (ii) the lesser of PNC's prime rate plus .25% or the Federal Fund Effective Rate plus .50%. In addition, the Company will pay a fee of .25% per annum on the unused portion of the credit line.

The credit agreement has financial covenants that require the Company to (i) maintain a minimum equity value of $200,000,000 plus 85% of the cash proceeds received by the Company from issuance of any new equity interests, (ii) maintain cash balances of at least $2,000,000 and (iii) meet or exceed certain operating and coverage ratios. Such operating and coverage calculations include but are not limited to ratios of (a) earnings before interest, taxes, depreciation and amortization to debt service payments and (b) debt leverage.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of June 30, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:

      Net income for the three-month and six-month periods ended June 30, 1999 decreased by $714,000 and $47,000, respectively, as compared with the three-month and six-month periods ended June 30, 1998. The results for the six-month period ended June 30, 1998 included an extraordinary charge on the extinguishment of a mortgage loan. The decrease in income before extraordinary item for the comparable periods was due to increases in interest, general and administrative and property expenses, an increase in depreciation and amortization and a decrease in interest income. The effect of these items was partially offset by increases in income from equity investments and lease revenues (rental income and interest from direct financing leases).

      The increase in equity income was due to the purchases of interests in the properties leased to Advanced Micro Devices, Inc., Intesys Technologies, Inc. and Compucom Systems, Inc. in December 1998, February 1999, and March 1999, respectively. The increase in lease revenues was due to the completion of several build-to-suit projects in both 1998 and 1999. The increase in lease revenues was affected by the termination of the Lanxide Corporation lease during the first quarter of 1999, resulting in a decrease in annual revenues of $446,000 from the Company's property in Newark, Delaware that Lanxide had occupied. Upon termination of the Lanxide lease, the Company assumed leases of Lanxide's three subtenants. The increase in interest and depreciation expenses was due to increases in mortgage loan balances and real estate investments, respectively, as compared with the periods ended June 30, 1998, as the Company has used the proceeds of its offering and limited recourse financing to further diversify the Company's portfolio of properties. The decrease in interest income was due to a decrease in average cash balances. The objective of the Company is to only hold cash balances sufficient for working capital purposes and to use substantially all of the net proceeds of its equity offering along with limited recourse mortgage financings for investment in net lease real estate. The increase in general and administrative expenses was primarily due to the Company's annual servicing fee, payable to broker-dealers of the Company's shareholders, as described in the Prospectus of the Company. The Company has been recognizing the annual servicing fee expense since the fourth quarter of 1998. The increase in property expenses was due to an increase (i) in asset management and performance fees as a result of the increase of the Company's asset base for the comparable periods and (ii) an accrual for the independent valuation of the Company's real estate portfolio which is required pursuant to the Prospectus of the Company to be performed as of December 31, 1999. Beginning January 1, 2000, the asset management and performance fee will be determined based on the independent valuation of the Company's real estate assets.

      A new building at the Etec property which is owned with an affiliate, Corporate Property Associates 14 Incorporated has been completed, effective August 1999. Annual cash flow (rental income less mortgage debt service) from the new building after a $30,000,000 mortgage loan is placed on the property will be approximately $1,234,000.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)




FINANCIAL CONDITION:

      There has been no material change in the Company's financial position since December 31, 1998. On June 25, 1999, the Company obtained a $40,000,000 line of credit that can be used to purchase properties on a transitional basis. This will allow the Company to obtain limited recourse mortgage financing subsequent to purchases of property, and, therefore, will provide the Company the opportunity to complete acquisitions more quickly. The use of unsecured debt from the line of credit requires the Company to meet certain financial covenants. The Company has several unencumbered properties on which it intends to obtain new limited recourse mortgage debt. The proceeds from such mortgage financings will be used to purchase additional properties to further diversify the Company's real estate portfolio. As of June 30, 1999, the Company had $3,630,000 of cash available for investment, including $775,000 committed to the completion of the Balanced Care Corporation build-to-suit project.

      Cash flow from operations and distributions received on equity investments of $11,327,000 were not sufficient to fully fund quarterly dividends to shareholders of $11,617,000. Cash flow from operations is projected to increase with the completion of the final phase of the Etec project.

      The Company's investing activities consisted of using $44,164,000 for the purchase of three equity investments and toward the completion of build-to-suit projects as well as making a payment of deferred acquisition fees of $1,529,000. The Company is currently evaluating several additional real estate investments.

      In addition to obtaining the $40,000,000 credit facility, the Company's financing activities included the paying quarterly dividends, paying scheduled mortgage principal payments of $1,348,000, obtaining limited recourse mortgage financing of $2,500,000 collateralized by the properties leased to Childtime Childcare, Inc. and using $17,732,000 of contributions from the minority owner in the Etec project to fund construction. A portion of the funds provided by the minority owner, Corporate Property Associates 14, will be repaid with proceeds of the $30,000,000 mortgage that will be placed on the property. After the mortgage proceeds are distributed, the Company will own an approximate 50% in the new Etec building and will retain its 100% interests in the existing buildings on the Etec property. Since June 30, 1999, the Company has received a distribution of approximately $6,565,000 from its property leased to Intesys, Inc. as a result of placing mortgage financing on the Intesys property.

YEAR 2000 ISSUES:

         The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. The Company has no information technology systems of its own, but is dependent upon systems maintained by an affiliate of its Advisor, and certain other third parties including banks and its transfer agent.

         The Company and its affiliates have been evaluating their readiness relating to Year 2000 issues since 1998. The affiliates' core information technology systems used in administering the Company's business operations have been upgraded or replaced, as needed, to become Year 2000 compliant. These systems include desktop computers, network servers, operating systems and applications software. A new, compliant, integrated accounting and asset management system is currently being installed and is expected to be functional in the fourth quarter of this year. Compliance of these systems with Year 2000 requirements has been determined through a combination of internal testing, where feasible, and vendor representations. Non-core information technology systems are currently being reviewed for compliance with Year 2000 requirements. Such systems, although not critical to the Company's business operations, are expected to be substantially upgraded or replaced before the end of 1999.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         The Company has contacted and is evaluating documentation from its critical third party vendors and suppliers including banks, transfer agents and telecommunications service providers regarding their Year 2000 compliance. The responses received have generally been positive although the Company cannot be assured that such providers have adequately considered the impact of Year 2000 issues on their systems.

         The Company has contacted its tenants regarding Year 2000 readiness and emphasized the need to address Year 2000 issues. Generally, tenants are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by tenants rather than the Company. The major risk is that Year 2000 issues have such an adverse effect on the financial condition of a tenant that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

         The Company will continue to monitor critical third party vendors and suppliers to determine its vulnerability to potential disruptions caused by year 2000 issues. Limited scope contingency plans are currently being developed to address potential disruptions of a temporary nature that may affect the Company. Because it is not possible to anticipate all of the possible disruptions that may be caused by Year 2000 events, there can be no assurance that the Company will not be adversely affected if such disruptions occur.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                                     PART II


Item 3. - Quantitative and Qualitative disclosures about market risk

         Approximately $83,168,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 1999 ranged from LIBOR plus 1.97% to the lender's prime rate plus 2%. There has been material change since December 31, 1998.

(in thousands)

                        1999           2000          2001          2002          2003         Thereafter      Total      Fair Value
                       ------        -------        ------        ------        ------        ----------     -------     ----------

Fixed rate             $1,085        $ 4,478        $2,335        $2,540        $2,678        $70,052        $83,168       $83,595

Average
   interest rate         7.83%          8.54%         7.74%         7.75%         7.75%          7.79%

Variable rate          $  323        $13,058        $  572        $5,030        $5,421        $ 2,841        $27,245

As of June 30, 1999, the Company had no other material exposure to market risk.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    An annual Shareholders meeting was held on June 7, 1999, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

                                                  Total               Shares           Shares
           Name Of Director                   Shares Voting         Voting Yes        Voting No
           ----------------                   -------------         ----------        ---------

           William P. Carey                     14,893,747          14,779,433         114,314
           Ralph G. Coburn                      14,893,747          14,671,986         221,761
           William Ruder                        14,893,747          14,771,583         122,164
           George E. Stoddard                   14,893,747          14,714,378         179,369
           Thomas E. Zacharias                  14,893,747          14,794,133          99,614




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K



         (b)        Reports on Form 8-K:

                    During the quarter ended June 30, 1999, the Company was not required to file any reports on Form 8-K

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

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                                    AND SUBSIDIARIES






         08/10/99                                 By:     /s/ John J. Park
                                                          ---------------------------------------
           Date                                               John J. Park
                                                              Executive Vice President and
                                                              Chief Financial Officer
                                                              (Principal Financial Officer)



         08/10/99                                 By:     /s/ Claude Fernandez
                                                          ---------------------------------------
           Date                                               Claude Fernandez
                                                              Executive Vice President and
                                                              Chief Administrative Officer
                                                              (Principal Accounting Officer)