Form 10-Q
period 1999-09-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 1999-11-12
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

               For the quarterly period ended SEPTEMBER 30, 1999

                                       of

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


    CPA(R):12 has no active market for common stock at November 9, 1999. 28,594,836 shares of common stock, $.001 par value outstanding at November 9, 1999.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES





                                     INDEX



                                                                                              Page No.
                                                                                              --------
 PART I
 ------

 Item 1. - Financial Information*

              Condensed Consolidated Balance Sheets, as of December 31, 1998
              and September 30, 1999                                                               2

              Condensed Consolidated Statements of Income for the three
              and nine months ended September 30, 1998 and 1999                                    3

              Condensed Consolidated Statements of Comprehensive Income
              for the three and nine months ended September 30, 1998 and 1999                      3

              Condensed Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1998 and 1999                                             4


              Notes to Condensed Consolidated Financial Statements                               5 - 8


Item 2. - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                9 - 11


Item 3. - Quantitative and Qualitative Disclosure About Market Risk                                12


PART II - Other Information
-------

Item 4. - Submission of Matters to a Vote of Security Holders                                      13


Item 6. - Exhibits and Reports on Form 8-K                                                         13


Signatures                                                                                         14




* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                        Item 1. - FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  December 31,               September 30,
                                                                      1998                       1999
                                                               -----------------        -------------------
                                                                     (Note)                   (Unaudited)
         ASSETS:
Land and buildings,
  net of accumulated depreciation of
  $9,520,197 at December 31, 1998 and
  $14,130,376 at September 30, 1999                               $290,253,526              $314,365,713
Net investment in direct financing leases                           36,820,657                39,432,670
Equity investments                                                  25,971,837                43,606,082
Cash and cash equivalents                                           37,790,505                21,119,613
Other assets                                                         7,767,129                 9,130,774
                                                                  ------------               -----------
          Total assets                                            $398,603,654              $427,654,852
                                                                  ============              ============

       LIABILITIES:

Limited recourse mortgage notes payable                           $109,261,349              $139,710,784
Accrued interest                                                       907,922                   919,622
Accounts payable to affiliates                                       1,839,533                 2,357,440
Accounts payable and accrued expenses                                  659,750                   581,666
Dividends payable                                                    5,805,617                 5,827,541
Prepaid rental income and security deposits                          4,996,561                 4,636,260
Deferred acquisition fees payable to an affiliate                    8,876,292                 8,354,579
                                                                  ------------               -----------
          Total liabilities                                        132,347,024               162,387,892
                                                                  ------------              ------------

Minority interest                                                   26,969,738                30,478,728
                                                                  ------------              ------------

Commitments and contingencies

       SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
  40,000,000 shares; issued and outstanding
  28,717,726 and 28,818,212 shares at
  December 31, 1998 and September 30, 1999                              28,717                    28,818
Additional paid-in capital                                         257,668,301               258,673,061
Accumulated other comprehensive income                               2,607,571                 2,452,747
Dividends in excess of accumulated earnings                        (19,903,364)              (24,390,759)
                                                                  ------------              ------------
                                                                   240,401,225               236,763,867
Less: common stock in treasury at cost,
  129,301 and 223,376 shares at December 31, 1998
    and September 30, 1999                                          (1,114,333)               (1,975,635)
                                                                  ------------               -----------

        Total shareholders' equity                                 239,286,892               234,788,232
                                                                  ------------              ------------
        Total liabilities and shareholders' equity                $398,603,654              $427,654,852
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

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               Three Months Ended                        Nine Months Ended
                                   September 30, 1998     September 30, 1999  September 30, 1998  September 30, 1999
                                   ------------------     ------------------  ------------------  ------------------
Revenues :
 Rental income                            $6,675,557           $ 9,527,443          $20,025,154         $24,507,559
 Interest from direct
   financing leases                        1,236,193             1,201,778            3,703,066           3,496,629
 Other interest income                       668,327               120,911            1,954,624             509,562
                                          ----------           -----------          -----------         -----------
                                           8,580,077            10,850,132           25,682,844          28,513,750
                                          ----------            ----------          -----------         -----------
Expenses:
 Interest                                  2,330,675             2,494,809            6,271,101           7,083,917
 Depreciation and amortization             1,353,277             1,842,452            3,856,119           4,797,707
 General and administrative                  440,893               704,197            1,556,873           2,137,836
 Property expenses                         1,091,109             1,069,658            3,013,378           3,453,419
                                          ----------           -----------          -----------         -----------
                                           5,215,954             6,111,116           14,697,471          17,472,879
                                          ----------           -----------          -----------         -----------

    Income before minority
      interest, income from equity
      investments, loss on sale
      and extraordinary item               3,364,123             4,739,016           10,985,373          11,040,871
Minority interest in income                                       (763,729)                                (763,729)
                                          ----------           -----------          -----------         -----------
  Income before income from
      equity investments, loss on
      sale and extraordinary item          3,364,123             3,975,287           10,985,373          10,277,142
Income from equity investments               540,574               927,626            1,612,559           2,892,884
                                          ----------           -----------           ----------         -----------
    Income before loss on sale
       and extraordinary item              3,904,697             4,902,913           12,597,932          13,170,026
Loss on sale of land                                              (196,323)                                (196,323)
                                          ----------           -----------           ----------         -----------
    Income before extraordinary
       item                                3,904,697             4,706,590           12,597,932          12,973,703
Extraordinary loss on
  extinguishment of debt                                                               (379,247)
                                          ----------           -----------          -----------         -----------
    Net income                            $3,904,697           $ 4,706,590          $12,218,685         $12,973,703
                                          ==========           ===========          ===========         ===========

Basic and diluted earnings per
  common share before
  extraordinary item                           $ .14                 $ .16                $ .44               $ .45
Extraordinary item                                                                         (.01)
                                               -----                 -----                -----               -----
Basic and diluted earnings per share           $ .14                 $ .16                $ .43               $ .45
                                               =====                 =====                =====               =====
Weighted average shares
  outstanding - basic and diluted         28,523,460            28,601,803           28,366,209          28,578,396
                                          ==========           ===========          ===========         ===========


     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                              Three Months Ended                           Nine Months Ended
                                   September 30, 1998     September 30, 1999     September 30, 1998  September 30, 1999
                                   ------------------     ------------------     ------------------  ------------------
Net income                               $ 3,904,697           $ 4,706,590             $12,218,685         $12,973,703

Other comprehensive income:
  Change in unrealized gain on
    marketable securities during
    the period                              (557,857)              285,203              (1,295,310)           (154,824)
                                         -----------           -----------             -----------         -----------
   Comprehensive income                  $ 3,346,840           $ 4,991,793             $10,923,375         $12,818,879
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

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                          --------------------------------------
                                                                          1998                             1999
                                                                          ----                             ----
Cash flows from operating activities:
  Net income                                                          $ 12,218,685                     $ 12,973,703
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                        3,856,119                        4,797,707
    Straight-line rent adjustments and other
      noncash rent adjustments                                            (807,754)                        (830,128)
    Income from equity investments in excess
      of distributions received                                           (371,727)
    Minority interest in income                                                                             763,729
    Extraordinary charge on extinguishment of debt                         379,247
    Loss on sale of land                                                                                    196,323
    Issuance of common stock in satisfaction of
      current year's performance fees                                      495,084                        1,004,861
    Provision for uncollected rent                                         277,962                          210,032
    Change in operating assets and liabilities, net                         22,053                         (658,643)
                                                                      ------------                      -----------
      Net cash provided by operating activities                         16,069,669                       18,457,584
                                                                      ------------                      -----------

Cash flows from investing activities:
  Distributions from equity investments in excess of equity income                                          402,836
  Purchases of real estate and equity investments and additional
    capitalized costs                                                  (47,148,480)                     (48,730,162)
  Proceeds from sale of land                                                                                256,315
  Payment of deferred acquisition fees                                                                   (1,529,131)
                                                                      ------------                     ------------
      Net cash used in investing activities                            (47,148,480)                     (49,600,142)
                                                                      ------------                     ------------

Cash flows from financing activities:
  Proceeds from mortgages                                               26,000,000                       32,500,000
  Prepayment of mortgage payable                                        (7,957,949)
  Payments on mortgage principal                                        (1,530,039)                      (2,050,565)
  Distributions paid to minority partner                                                                   (718,173)
  Capital distributions to minority partner                                                             (15,000,000)
  Capital contributions from minority partner                           11,101,219                       18,463,434
  Deferred financing costs                                                (502,428)                        (422,554)
  Dividends paid                                                       (17,439,121)                     (17,439,174)
  Payment made on extinguishment of debt                                  (379,247)
  Purchase of treasury stock                                              (410,898)                        (861,302)
                                                                      ------------                     ------------
      Net cash provided by financing activities                          8,881,537                       14,471,666
                                                                      ------------                     ------------
      Net decrease in cash and cash equivalents                        (22,197,274)                     (16,670,892)
Cash and cash equivalents, beginning of period                          72,423,221                       37,790,505
                                                                      ------------                     ------------

  Cash and cash equivalents, end of period                            $ 50,225,947                     $ 21,119,613
                                                                      ============                     ============

Supplemental disclosure of cash flows information:

        Interest paid                                                 $  6,083,216                     $  7,072,217
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



Note 2.  Transactions with Related Parties:

The Company incurred asset management fees of $438,648 and $434,654 for the three months ended September 30, 1998 and 1999, respectively, and $1,277,609 and $1,439,515 for the nine months ended September 30, 1998 and 1999, respectively, with performance fees in like amount. The Advisor has opted to receive 100,486 restricted shares of common stock of the Company in satisfaction of the performance fee of $1,004,861 incurred for the six months ended June 30, 1999. In addition, the Company will issue 43,465 shares to the Advisor in consideration for performance fees for the three months ended September 30, 1999. General and administrative expense reimbursements were $176,212 and $242,770 for the three months ended September 30, 1998 and 1999, respectively, and $495,217 and $625,103 for the nine months ended September 30, 1998 and 1999, respectively.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

Note 3.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the nine-month periods ended September 30, 1998 and 1999 are as follows:

                                                           1998                         1999
                                                           ----                         ----
Per Statements of Income:
   Rental income                                       $20,025,154                  $24,507,559
   Interest from direct financing leases                 3,703,066                    3,496,629
Adjustment:
   Share of leasing revenue applicable
       to minority interests                                                           (957,564)
   Share of leasing revenue from equity
       investments                                       3,313,595                    7,031,374
                                                       -----------                  -----------
                                                       $27,041,815                  $34,077,998
                                                       ===========                  ===========

For the nine-month periods ended September 30, 1998 and 1999, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                                          1998          %                   1999           %
                                                          ----         ----                 ----         ----
Etec Systems, Inc. (b)                                $ 2,243,918       8%               $ 3,198,729       9%
Advanced Micro Devices, Inc. (a)                                                           2,286,375       7
Perry Graphic Communications, Inc.
   and Judd's Incorporated                              1,643,675       6                  1,643,675       5
Scott Companies Inc.                                    1,455,638       5                  1,455,638       4
Spectrian Corporation                                   1,443,750       5                  1,443,750       4
Westell Technologies, Inc.                              1,311,188       5                  1,437,290       4
Best Buy Co., Inc. (a)                                  1,341,939       5                  1,336,023       4
Career Education Corporation                              912,156       3                  1,302,606       4
QMS, Inc.                                               1,267,031       4                  1,267,031       4
Telos Corporation                                       1,085,250       4                  1,133,379       3
Q Clubs, Inc.                                           1,052,206       4                  1,060,552       3
Applied Bioscience International, Inc.                    976,500       4                  1,043,786       3
Sicor, Inc. (a)                                           981,750       4                  1,009,040       3
The Upper Deck Company (a)                                989,906       4                    989,906       3
Del Monte Corporation                                     964,688       4                    964,688       3
Silgan Containers Corporation                             847,202       3                    956,250       3
The Bon Ton Stores, Inc.                                  953,063       4                    953,063       3
Marconi Integrated Systems, Inc.                          946,523       4                    946,523       3
Lanxide Corporation                                       772,500       3
Childtime Childcare, Inc.                                 448,535       2                    759,347       2
Garden Ridge Corporation                                  746,823       3                    746,823       2
Intesys Technologies, Inc. (a)                                                               744,488       2
Texas Freezer Company, Inc.                                99,796                            698,063       2
Compucom Systems, Inc. (a)                                                                   656,047       2
Big V Holding Corp.                                       620,202       2                    625,298       2
Rheometric Scientific, Inc.                               612,814       2                    622,736       2
NutraMax Products, Inc.                                   431,252       2                    622,679       2
The Garden Companies, Inc.                                612,300       2                    612,300       2
Celadon Group, Inc.                                       536,833       2                    545,875       2
Randall International, Inc.                                                                  502,916       1
Vermont Teddy Bear Co., Inc.                              489,298       2                    489,298       1
Pagg Corporation                                          442,500       2                    442,500       1
Knogo North America, Inc.                                 393,000       1                    393,000       1
International Management Consulting, Inc.                                                    303,652       1
Wal-Mart Stores, Inc.                                     297,919       1                    297,919       1
Other                                                     121,660                            586,753       2
                                                      -----------     ----               -----------     ----
                                                      $27,041,815     100%               $34,077,998     100%
                                                      ===========     ====               ===========     ====

(a) Represents the Company's proportionate share of lease revenues from its equity investments.
(b) Net of amounts applicable to minority interests owned by Corporate Property Associates 14 incorporated ("CPA(R):14")

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)



Note 4.  Equity Investments:

The Company holds interests in eight entities in which its ownership interest is 50% or less. All of the entities were formed and are owned with affiliates that have investment objectives that are similar to those of the Company. The Company's ownership in entities that net lease properties to the following tenants is as follows: Best Buy Co., Inc., 37%; Intesys Technologies, Inc., 50%; Sicor, Inc. (formerly Gensia, Inc.), 50%; The Upper Deck Company, 50%; Advanced Micro Devices, Inc., 33.33%; Compucom Systems, Inc., 33.33% and two interests in Ameriserve Food Distribution, Inc., each at 40%. The interests in the Intesys Technologies, Inc. and Compucom Systems, Inc. entities were purchased during the quarter ended March 31, 1999. The interests in the Ameriserve Food Distribution, Inc. entities were purchased during the quarter ended September 30, 1999 (See Note 5). Combined summarized financial information on the Company's equity investments is as follows:


               (In thousands)                                  December 31, 1998            September 30, 1999
                                                               -----------------            ------------------
                 Assets (primarily real estate)                     $184,060                     $293,959
                 Liabilities (primarily mortgage notes
                    payable)                                         123,265                      190,595
                 Partners' and members' equity                        60,795                      103,364

                                                                              Nine Months Ended
                                                              September 30, 1998            September 30, 1999
                                                              ------------------            ------------------
                 Revenues (primarily rental revenue)                $  7,571                     $ 17,982
                 Expenses (primarily interest on
                    mortgages and depreciation)                       (3,921)                     (10,707)
                                                                    --------                     --------
                 Net income                                         $  3,650                     $  7,275
                                                                    ========                     ========

Note 5.  Ameriserve Food Distribution, Inc.:

On August 18 1999, the Company and Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, formed two limited liability companies which entered into net leases for four properties with Ameriserve Food Distribution, Inc. ("Ameriserve") located in Burlington, New Jersey; Shawnee, Kansas; Grand Rapids, Michigan and Manassas, Virginia. The total cost of the transaction, including the funding of expansions and a build-to-suit facility is expected to amount to $55,779,445. The Company holds a 40% interest in the limited liability companies and is accounting for its investments under the equity method of accounting.

A new facility will be built at the Shawnee property and existing facilities will be expanded at the Burlington and Manassas properties. Completion of the projects is scheduled to occur no later than December 1, 2000. At the earlier of the completion of construction or December 1, 2000, a lease term of 20 years will commence, followed by two ten-year renewal terms at Ameriserve's option. The annual rent will be $5,769,073, subject to reduction if total project costs are less than $55,779,445. The leases provide for increases every three years based on a formula indexed to increases in the Consumer Price Index.
Ameriserve has purchase options that may be exercised at the end of the lease

In connection with the purchase of the Ameriserve properties, the Company and CPA(R):14 obtained limited recourse mortgage financing of $32,000,000 collateralized by the Ameriserve properties and lease assignments. The loans bear interest at an annual rate of 8.51% with combined monthly payments of interest and principal of $246,279 and based on a 30-year amortization schedule. The loans mature September 30, 2009 at which time balloon payments will be due.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)



Note 6.  Property Leased to Etec Systems, Inc.:

In February 1995, the Company purchased a property in Hayward, California for $11,518,000 and entered into a net lease with Etec Systems, Inc. ("Etec"). Subsequent to the purchase, the Company funded the construction of another building at the property that was completed in February 1998. In March 1998, the Company and CPA(R):14 agreed to fund the construction of a new building at the property for up to $52,356,000. At that time, the ownership interests in Etec property were structured so that the Company would retain 100% of the economic interests in the land and existing buildings and hold a 50.01% interest in the new improvements. At that time, the initial term of the Etec lease was extended through June 2014.

The new improvements were placed in service on July 1, 1999 at which time annual rent applicable solely to such improvements of $5,746,531 went into effect. On September 24, 1999, the Company obtained $30,000,000 of limited recourse mortgage financing applicable to the new improvements. The Company had previously received $15,000,000 of limited recourse financing on the existing facilities. The $30,000,000 loan bears interest at the rate of 7.11% and provides for monthly payments of interest and principal of $271,497 and will fully amoritize through October 1, 2014.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of September 30, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:

     Net income for the three-month and nine-month periods ended September 30, 1999 increased by $802,000 and $755,000, respectively, as compared with the three-month and nine-month periods ended September 30, 1998. Excluding an extraordinary charge on the extinguishment of debt of $379,000 in 1998 and a loss on the sale of excess land at a leased property of $196,000 in 1999, income for the comparable three-month and nine-month periods would have reflected increases of $998,000 and 572,000, respectively. The increase in income was due to increases in lease revenues (rental income and interest from direct financing leases) and income from equity investments, and was offset, in part, by increases in interest, general and administrative and property expenses and depreciation and amortization as well as a decrease in other interest income.

     The increase in lease revenues was primarily due to the completion of build-to-suit and expansion projects at properties leased to Randall International, Inc., International Management Consulting, Inc., Childtime Childcare, Inc., Balanced Care Corporation, Career Education Corporation and Etec Systems, Inc. in 1999 and Texas Freezer Company, Inc. in the third quarter of 1998. The increase in income from equity investments was due to the purchases of interests in the properties leased to Advanced Micro Devices, Inc., Intesys Technologies, Inc. and Compucom Systems, Inc. in December 1998, February 1999 and March 1999, respectively. The remaining interests in the Advanced Micro Devices, Intesys and Compucom properties are owned by affiliates which have investment objectives that are similar to the Company's.

     The increase in interest expense is primarily due to obtaining new mortgage financing on the Etec properties in June 1998 on the existing facilities, and in September 1999 on the newly completed project and obtaining limited recourse mortgage financing on properties leased to Perry Graphics Communication, Inc. and Texas Freezer in July 1998 and December 1998, respectively. The increase in general and administrative expenses was due to costs related to the implementation of the new integrated accounting and asset management software system and the Company's annual servicing fees, payable to broker-dealers involved in the offering of the Company's shares. The Company has been recognizing the servicing fee expense since the fourth quarter of 1998.

     The increase in property expenses was due to an increase in (i) asset management and performance fees and (ii) an accrual for the independent valuation of the Company which is required pursuant to the Prospectus of the Company to be performed as of December 31, 1999. Beginning January 1, 2000, the asset management and performance fees will be determined based on the independent valuation of the Company's real estate assets. Since the inception of the Company through December 31, 1999, asset management and performance fees were based on the acquisition cost of properties. The decrease in other interest income was due to a decrease in average cash balances. The objective of the Company is to only hold cash balances sufficient for working capital purposes and to use all of the net proceeds of its equity offering for investment in net lease real estate. Accordingly, as the net proceeds have been invested, other interest income has continued to decrease.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)




FINANCIAL CONDITION:

     There has been no material change in the Company's financial position since December 31, 1998. In June 1999, the Company obtained a $40,000,000 line of credit. The line of credit can be used to finance the acquisition of properties on a transitional basis, until limited recourse financing is obtained. The use of unsecured debt from the line of credit requires the Company to meet certain financial covenants. As of September 30, 1999 the Company has not drawn any advances from the line of credit and remains in compliance with the financial covenants. The proceeds from such mortgage financings will be used to purchase additional properties to further diversify the Company's real estate portfolio. As of September 30, 1999, the Company had $18,367,000 of cash available for investment.

     Cash flow from operations and distributions received on equity investments of $18,860,000 were sufficient to fully fund quarterly dividends to shareholders of $17,439,000 and distributions of $718,000 to the minority partner of the investment in the Etec net lease. Cash flow from operations is projected to increase with the completion of the final phase of the Etec project.

     The Company's investing activities consisted of using $48,730,000 for the purchase of three equity investments and toward the completion of build-to-suit projects as well as making a payment of deferred acquisition fees of $1,529,000 and receiving $256,000 from the sale of excess land at the Rheometric Scientific, Inc. property in Piscataway, New Jersey. The Company is currently evaluating several additional real estate investments and has a commitment of $2,566,000 towards completion of the Ameriserve Food Distribution, Inc. transaction, net of mortgage financing.

     In addition to obtaining the $40,000,000 credit facility, the Company's financing activities included paying quarterly dividends, paying scheduled mortgage principal payments of $2,051,000, obtaining limited recourse mortgage financing of $2,500,000 and $30,000,000 collateralized by the properties leased to Childtime Childcare and Etec, respectively, and using $18,436,000 of contributions from the minority owner in the Etec project to fund construction. $15,000,000 of the proceeds from the Etec financing was distributed to the minority partner, Corporate Property Associates 14 Incorporated.


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

     The Company and its affiliates have been evaluating their readiness relating to Year 2000 issues since 1998. The affiliates' core information technology systems used in administering the Company's business operations have been upgraded or replaced, as needed, to become Year 2000 compliant. These systems include desktop computers, network servers, operating systems and applications software. A new, compliant, integrated accounting and asset management system is currently being installed and the accounting component is currently functional. Compliance of these systems with Year 2000 requirements has been determined through a combination of internal testing, where feasible, and vendor representations. Non-core information technology systems have been reviewed for compliance with Year 2000 requirements. Such systems, although not critical to the Company's business operations, are expected to be substantially upgraded or replaced before the end of 1999. Management believes that substantially all costs related to Year 2000 compliance and remediation have been incurred.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


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

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


      Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



         Approximately $112,637,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 1999 ranged from LIBOR plus 1.97% to the lender's prime rate plus 2%. There has been material change since December 31, 1998.

(in thousands)
                    1999        2000        2001        2002         2003      Thereafter     Total     Fair Value
                    ----        ----        ----        ----         ----      ----------     -----     ----------
Fixed rate          $837        $5,661     $3,605      $3,903       $4,141      $94,490      $112,637    $113,215

Average
  interest rate     8.88%         9.03%      8.84%       8.83%        8.85%        8.59%

Variable rate       $152       $13,058       $572      $5,030       $5,421       $2,841       $27,074

As of September 30, 1999, the Company had no other material exposure to market risk.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                                    PART II


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                 During the quarter ended September 30, 1999, no matters were submitted to a vote of the Security Holders.




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K



         (b)      Reports on Form 8-K:

                  During the quarter ended September 30, 1999, the Company was not required to file any reports on Form 8-K

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES





                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                             AND SUBSIDIARIES





         11/09/99                  By:    /s/ John J. Park
         --------                        --------------------------------------
           Date                                John J. Park
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)



         11/09/99                  By:    /s/ Claude Fernandez
         --------                        --------------------------------------
           Date                                Claude Fernandez
                                               Executive Vice President and
                                               Chief Administrative Officer
                                               (Principal Accounting Officer)