Form 10-K405
period 1999-12-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2000-04-12
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                      For the year ended DECEMBER 31, 1999

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

CPA(R):12 has no active market for common stock at March 31, 2000.

Non-affiliates held 27,981,770 shares of common stock, $.001 Par Value outstanding at March 31, 2000.

                                     PART I

Item 1        Business.

         Corporate Property Associates 12 (CPA(R):12) Incorporated is a real estate investment trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 1999, CPA(R):12's portfolio consisted of 91 properties leased to 39 tenants and totaling more than 9.4 million square feet.

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

         - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

         - covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

         - indemnification of CPA(R):12 for environmental and other liabilities; and

         -        guarantees from parent companies or other entities.

         CPA(R):12 was formed as a Maryland corporation on July 30, 1993. Between February 1994 and September 1997, CPA(R):12 sold a total of
28,334,451 shares of common stock for a total of $283,344,510 in offering proceeds. These proceeds have been combined with limited recourse mortgage debt to purchase CPA(R):12's property portfolio. As a REIT, CPA(R):12 is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

         Carey Property Advisors provides both strategic and day-to-day management for CPA(R):12, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Property Advisors also provides office space and other facilities for CPA(R):12. Carey Property Advisors has dedicated senior executives in each area of its organization so that CPA(R):12 functions as a fully integrated operating company.
CPA(R):12 pays asset management fees to Carey Property Advisors and pays certain transactional fees. CPA(R):12 also reimburses Carey Property Advisors for certain expenses. Carey Property Advisors also serves in this capacity for Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated ("CIP(R)" and Corporate Property Associates 14 Incorporated ("CPA(R):14"). On November 29, 1999, the Board of Directors of CPA(R):12 approved a pending change of control of Carey Property Advisors. If the change in control is effectuated, Carey Property Advisors will become a wholly-owned subsidiary of W.P. Carey & Co. LLC (currently known as Carey Diversified LLC), a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC" ("CDC" prior to the change of control). This change of control will be completed upon the approval of the shareholders of Carey Diversified LLC.

         CPA(R):12's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2000, CPA(R):12 had no employees. An affiliate of Carey Property Advisors employs 20 individuals who perform services for CPA(R):12.

BUSINESS OBJECTIVES AND STRATEGY

CPA(R):12's objectives are to:

         - pay quarterly dividend at an increasing rate that for taxable shareholders may be partially free from current taxation;

         - purchase and own a portfolio of real estate that will increase in value; and

         - increase the equity in its real estate by making regular mortgage principal payments.

         CPA(R):12 seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CPA(R):12's portfolio is diversified by geography, property type and by tenant.

DEVELOPMENTS DURING 1999

         On February 3, 1999, through a 50% interest in a limited liability company which CPA(R):12 formed with CPA(R):14, CPA(R):12 acquired an interest in land and buildings in Gilbert, Arizona, and through the limited liability company interest, entered into a net lease with Intesys Technologies, Inc. The total purchase price of the building was $23,560,000. The Intesys lease has an initial term of 20 years with two ten-year renewal options at the tenant's option. The lease provides for annual rent of $2,274,750. There are rent increases every three years based on increases in the Consumer Price Index ("CPI") with increases capped at 9%.

         On March 31, 1999 CPA(R):12 and two affiliates, CIP(R) and
CPA(R):14, through a newly-formed entity in which CPA(R):12 and the two affiliates each own 1/3 interests, purchased land and building in Dallas, Texas for $39,790,500 and entered into a net lease with Compucom Systems, Inc. The Compucom Systems lease has an initial term of 20 years with two five-year renewal terms at Compucom's option. The lease initially provides for annual rent of $3,914,000 with rent increases every three years based on a formula indexed to increases in the CPI, with each increase capped at a maximum increase of 13.3%. In connection with the Compucom purchase, the newly-formed entity obtained a limited recourse mortgage loan of $23,000,000. The loan is collateralized by the Compucom property and an assignment of the Compucom lease and bears interest at an annual interest rate of 7.215% with monthly payments of interest and principal of $165,727 based on a 25-year amortization schedule. The loan matures in April 2009 when a balloon payment will be due. A prepayment premium will apply if the loan is prepaid prior to six months before maturity.

         On August 18 1999, CPA(R):12 and CPA(R):14 formed two limited liability companies which entered into net leases for four properties with Ameriserve Food Distribution, Inc. located in Burlington, New Jersey; Shawnee, Kansas; Grand Rapids, Michigan and Manassas, Virginia. The total cost of the transaction, including the funding of expansions and a build-to-suit facility is expected to amount to $55,779,445. CPA(R):12 holds a 40% interest in the limited liability companies. A new facility will be built at the Shawnee property and existing facilities will be expanded at the Burlington and Manassas properties. Completion of the projects is scheduled to occur no later than December 1, 2000. At the earlier of the completion of construction or December 1, 2000, a lease term of 20 years will commence, followed by two ten-year renewal terms at Ameriserve's option. The annual rent will be $5,769,073, subject to reduction if total project costs are less than $55,779,445. The leases provide for increases every three years based on a formula indexed to increases in the CPI. Ameriserve has purchase options that may be exercised at the end of the lease. In connection with the purchase of the Ameriserve properties, the limited liability companies obtained limited recourse mortgage financing of $32,000,000 collateralized by the Ameriserve properties and lease assignments. The loans bear interest at an annual rate of 8.51% with combined monthly payments of interest and principal of $246,279 and based on a 30-year amortization schedule. The loans mature September 30, 2009 at which time balloon payments will be due. In February 2000, Ameriserve filed for bankruptcy protection under Chapter 11 of the bankruptcy code in the Bankruptcy Court for the District of Delaware. As of February 17, 2000, Ameriserve is current in its payment obligations to CPA(R):12 and CPA(R):14, however there is no assurance that this will continue and it is possible that the lease terms could be amended as a result of a plan of reorganization.

         In February 1995, CPA(R):12 purchased a property in Hayward,
California for $11,860,000 and entered into a net lease with Etec Systems, Inc. Subsequent to the purchase, CPA(R):12 funded the construction of another building at the property that was completed in February 1998. In March 1998, CPA(R):12 and CPA(R):14 agreed to fund the construction of a new building at the property for up to $52,356,000. At that time, the ownership interests in Etec property were structured so that CPA(R):12 would retain 100% of the economic interests in the land and existing buildings and hold a 50.01% interest in the new improvements. The initial term of the Etec lease was extended through June 2014. The new improvements were placed in service on July 1, 1999 at which time annual rent applicable solely to such improvements of $5,746,531 went into effect. On September 24, 1999, CPA(R):12 and CPA(R):14 obtained
$30,000,000 of limited recourse mortgage financing applicable to the new improvements. CPA(R):12 had previously obtained $15,000,000 of limited recourse financing on the existing facilities. The $30,000,000 loan bears interest at the rate of 7.11% and provides for monthly payments of interest and principal of $271,497 and will fully amortize through October 1, 2014.

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

         Carey Property Advisors' strategy in structuring its net lease investments for CPA(R):12 is to:

         - combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

         -        enhance current returns by utilizing varied lease structures;

         - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

         - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

FINANCING STRATEGIES

         Consistent with its investment policies, CPA(R):12 uses leverage when available on favorable terms. CPA(R):12 has approximately $138,361,000 in property level debt outstanding. These mortgages mature between 2000 and 2020 and have interest rates between 6.5% and 10.5%. CPA(R):12 also has available to it a line of credit up to $40,000,000, of which no balance was outstanding on December 31, 1999. Carey Property Advisors continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

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

TENANT EVALUATION

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

LEASES WITH INCREASING RENTS.

         Carey Property Advisors seeks to include clauses in CPA(R):12's leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of certain retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. CPA(R):12 seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

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

DIVERSIFICATION.

         Carey Property Advisors tries to diversify CPA(R):12's portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, CPA(R):12 reduces the adverse effect on CPA(R):12 of a single under-performing investment or a downturn in any particular industry or geographic location.

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

         The following people serve on the Investment Committee:

         - George E. Stoddard, Chairman, was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) Programs for over 20 years.

         - Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

         - Nathaniel S. Coolidge previously served as Senior Vice President - Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing $21 billion of fixed income investments for Hancock, its affiliates and outside clients.

         - Lawrence R. Klein is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies.

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

ENVIRONMENTAL MATTERS

         Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. CPA:12(R)'s leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

         CPA:12(R) typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by independent environmental consulting and engineering firms for all properties acquired by CPA:12(R). Where warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. CPA:12(R) may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation.
CPA:12(R) normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, CPA:12(R) often structures its leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, CPA:12(R) may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate CPA:12(R)'s statutory liability or preclude claims against CPA:12(R) by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in CPA:12(R)'s leases may provide a basis for CPA:12(R) to recover from the tenant damages or costs for which it has been found liable.

INDUSTRY SEGMENT

         CPA(R):12 operates in one industry segment, investment in net leased real property. For the year ended December 31, 1999, no lessee represented 10% or more of the total operating revenue of CPA(R):12.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The provisions of the Private Securities Litigation Reform Act of 1995(the "Act") became effective in December 1995. The Act provides a "safe harbor" for companies that make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

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

SINGLE TENANT LEASES INCREASE OUR EXPOSURE IN THE EVENT OF A FAILURE OF TENANT.

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

WE DEPEND ON MAJOR TENANTS.

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

WE CAN BORROW A SIGNIFICANT AMOUNT OF FUNDS.

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

WE MAY NOT BE ABLE TO REFINANCE BALLOON PAYMENTS ON OUR MORTGAGE DEBTS.

         A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

         -        2000 - $8 million;

         -        2001 - $2 million;

         -        2002 - $5 million;

         -        2003 - $5 million; and

         -        2004 - None

         Our ability to make such balloon payments will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws.

WE MAY BE UNABLE TO RENEW LEASES OR RE-LET VACATED SPACES.

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

WE ARE SUBJECT TO POSSIBLE LIABILITIES RELATING TO ENVIRONMENTAL MATTERS.

         We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on CPA(R):12:

         - Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

         - Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances; and

         - Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

WE MAY BE UNABLE TO MAKE ACQUISITIONS ON AN ADVANTAGEOUS BASIS.

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

WE MAY SUFFER UNINSURED LOSSES.

There are certain types of losses (such as due to wars or some natural disasters) that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect our financial condition.

WE FACE INTENSE COMPETITION.

The real estate industry is highly competitive. Our principal competitors include national REITs, many of which are substantially larger and have substantially greater financial resources than us.

THE VALUE OF OUR REAL ESTATE IS SUBJECT TO FLUCTUATION.

We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

         -        Adverse changes in general or local economic conditions;

         - Changes in supply of or demand for similar or competing properties;

         -        Changes in interest rates and operating expenses;

         -        Competition for tenants;

         -        Changes in market rental rates;

         - Inability to lease properties upon termination of existing leases;

         -        Renewal of leases at lower rental rates;

         - Inability to collect rents from tenants due to financial hardship, including bankruptcy;

         - Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;

         -        Uninsured property liability;

         -        Property damage or casualty losses;

         - Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and

         - Acts of God and other factors beyond the control of our management.

WE DEPEND ON KEY PERSONNEL FOR OUR FUTURE SUCCESS.

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

YEAR 2000 ISSUES.

                  In 1999, CPA(R):12 and its affiliates formed a task force to identify year 2000 problems. The task force developed and implemented a plan that included inventory, assessment, remediation, testing and contingency planning. CPA(R):12 experienced no significant disruptions as a result of the year end date change. The task force intends to monitor other critical dates in the future, such as quarter-end dates. The impact of the year 2000 issues on the company will continue to depend on the way the issues have been addressed by third parties that provide services to CPA(R):12. To date, CPA(R):12 has not been adversely impacted to any significant extent by the failure of third parties to address year 2000 issues. The task force has developed contingency plans to address risks associated with year 2000 issues that may arise. There can be no assurance that these plans will fully mitigate any problems, if any arise. The foregoing year 2000 discussions constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure and Disclosure Act of 1998.

Item 2.       Properties.

    The following table provides certain information with respect to the Company's significant properties as of March 31, 2000.


                                                                                                             Initial
            Tenant/Guarantor                 Square        Annual       Rent Per           Ownership           Lease
         Location of Properties             Footage       Rent (1)     Square Ft.          Interest            Term
         ----------------------             -------       --------     ----------          --------            ----
BEST BUY CO., INC. (3)
  Denver, CO                                 23,987                                      37% interest;
  Fort Collins, CO                           28,520                                   remaining interest
  Bloomingdale, IL                           27,280                                     owned by CIP(R)
  Bedford Park, IL                           27,466
  Aurora, IL                                 28,186
  Matteson, IL                               27,538
  Schaumberg, IL                            113,933
  Omaha, NE                                  28,731
  Albuquerque, NM                            45,653
  Arlington, TX                              46,361
  Beaumont, TX                               28,255
  Dallas, TX                                 27,697
  El Paso, TX                                28,179
  Plano, TX                                  28,075
  Ft. Worth, TX                              27,460
  Houston, TX                                28,160
  Madison, WI                                28,025
                                            -------
    TOTAL                                   593,506     $1,859,088     $ 8.47(2)                               2018

BIG V HOLDING CORPORATION (3)
  Ellenville, NY                             60,750                                      45% interest;
  Warwick, NY                                72,804                                   remaining interest
                                            -------
    TOTAL                                   133,554        855,563      14.24(2)        owned by CIP(R)        2024

GENSIA, INC.(3)
  San Diego, CA                             144,311      1,472,736      20.41(2)         50% interest;         2009
                                                                                      remaining interest
                                                                                        owned by CIP(R)
ETEC SYSTEMS, INC.
  Hayward, CA (3)                           213,000      2,987,710      14.03       majority interest in a     2014
                                                                                            limited
  Hayward, CA                               142,000      2,873,841      40.47          liability company

WAL-MART STORES, INC.(3)
  Greenfield, IN                             82,620        397,226       4.81                100%              2005

Q CLUBS, INC.
  Austin, TX (3)                             43,935        728,991      16.59                100%              2013
  Houston, TX                                46,733        694,000      14.85                100%              2016

THE GARDEN COMPANIES, INC.
  Chattanooga, TN (3)                       242,317        816,400       3.37                100%              2015

DEL MONTE CORPORATION (3)
  Mendota, IL                               239,850                                      50% interest;
  Plover, WI                                210,000                                   remaining interest
  Toppenish, WA                             274,750                                     owned by CIP(R)
  Yakima, WA                                 11,165
                                            -------
    TOTAL                                   735,765      1,286,250       3.50(2)                               2016

PPD DEVELOPMENT, INC.
  Austin, TX (3)                            173,000      1,391,715       8.04                100%              2010

THE UPPER DECK COMPANY (3)
  Carlsbad, CA                              295,000      1,319,875       8.94(2)         50% interest;         2021
                                                                                      remaining interest
                                                                                        owned by CIP(R)

                                                                                                              Initial
            Tenant/Guarantor                 Square        Annual       Rent Per           Ownership           Lease
         Location of Properties             Footage         Rent       Square Ft.          Interest            Term
         ----------------------             -------         ----       ----------          --------            ----
RHEOMETRIC SCIENTIFIC, INC.
  Piscataway, NJ                            104,000       854,986        8.22                100%              2011

TELOS CORPORATION
  Loudon County, VA. (3)                    192,775     1,543,258        8.00                100%              2016

VARIOUS TENANTS

  Newark, DE (3)                            162,220                                          100%              2000-
                                                                                                               2001


CELADON GROUP, INC.
  Indianapolis, IN                           60,900       742,866       12.20                100%              2016

SPECTRIAN CORPORATION
  Sunnyvale, CA (3)                          91,476     2,015,521       22.03                100%              2011

GARDEN RIDGE CORPORATION
  Tulsa, OK (3)                             141,284       854,164        6.05                100%              2016

SENTURY TECHNOLOGY CORPORATION
  Hauppauge, NY                              68,333     2,096,000       30.67                100%              2016

SCOTT COMPANIES, INC.
  San Leandro, CA (3)                       270,000     2,062,281        7.64                100%              2017

QMS, INC.
  Mobile, AL (3)                            277,000     1,793,473        6.47                100%              2012

CHILDTIME CHILDCARE, INC. (3)
  Chandler, AZ                                6,575
  Fleming Island, FL                          7,894
  Sugarland, TX                              11,331
  New Territory, TX                           7,894
  Ackworth, GA                                8,106
  Siverdale, WA                               7,001
  Happauge, NY                                7,894
  Patchogue, NY                               7,900
  Hampton, VA                                 6,783
                                          ---------     ---------
                                             71,378     1,190,074       16.67                100%              2018

THE BON-TON STORES, INC.
  Allentown, PA (3)                         399,175
  Johnstown, PA (3)                          80,884
                                             ------
                                            480,059     1,270,750        2.65                100%              2017

SILGAN CONTAINERS
CORPORATION

  Menomonie and
  Oconomowoc, WI

  Fort Dodge, Iowa                          386,265     1,275,000        3.30                100%              2013

VIASYSTEMS, NEW ENGLAND
  Milford, MA (3)                           108,125       590,000        5.46                100%              2009

VERMONT TEDDY BEAR CO, INC.
  Shelburne, VT (3)                          55,446       652,400       11.77                100%              2017

BAE SYSTEMS

  San Diego, CA                             128,000     2,081,052       16.26                100%              2007

TEXAS FREEZER COMPANY, INC.
  Dallas, TX (3)                            219,614       930,750        4.24                100%              2019

WESTELL TECHNOLOGIES, INC.
  Aurora, IL                                185,410     1,748,250        9.43                100%              2017

                                                                                                             Initial
            Tenant/Guarantor                 Square        Annual       Rent Per          Ownership           Lease
         Location of Properties             Footage         Rent       Square Ft.         Interest            Term
         ----------------------             -------         ----       ----------         --------            ----
CAREER EDUCATION CORPORATION
  Mendora Heights, MN                       118,241     1,450,782        12.27              100%              2009

PERRY GRAPHIC COMMUNICATIONS
and JUDD'S INCORPORATED
  Baraboo, WI (3)                           433,284
  Waterloo, WI (3)                          466,192
                                            -------
                                            899,476     1,888,875         2.10               100%              2017

COMPASS BANK FOR SAVINGS
  Bourne, MA                                  2,083
  Sandwich, MA                               16,500
  Wareham, MA                                 3,223
                                             ------
                                             21,806       185,282         8.50               100%              2018

NUTRAMAX PRODUCTS, INC
  Houston, TX                               248,960       823,968         3.31               100%              2013

INTERNATIONAL MANAGEMENT
CONSULTANT, INC.
  Ashburn, VA                                69,983       777,036        11.10               100%              2014

BCC DEVELOPMENT AND
MANAGEMENT CO.
  Mechanicburg, PA

                                             42,000       484,034        11.52               100%              2013

ADVANCED MICRO DEVICES, INC.
  Sunnyvale, CA (3)                         362,000     3,048,500        25.27(2)     33 1/3 % interest;       2018
                                                                                      remaining interests
                                                                                      owned by CIP(R) and
                                                                                           CPA(R):14

INTESYS TECHNOLOGIES, INC.
  Gilbert, AZ                               243,370     1,137,375         9.35(2)       50% interest;          2019
                                                                                      remaining interest
                                                                                      owned by CPA(R):14

COMPUCOM SYSTEMS, INC.                      497,714     1,304,667         7.86        33 1/3 % interest,       2020
  Dallas, TX                                                                          remaining interest
                                                                                             owned
                                                                                    by CIP(R) and CPA(R):14

AMERISERVE FOOD DISTRIBUTION, INC.                                                       40% interest;         2020
  Burlington, NJ                            184,819                                   remaining interest
  Shawnee, KS                               244,272                                   owned by CPA(R):14
  Grand Rapids, MI                          176,941
  Manassas, VA                              100,337
                                            -------
                                            706,369      1,690,841     5.98

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

Item 4.       Submission of Matters to a Vote of Security Holders.

                  No matter was submitted during the fourth quarter of the year ended December 31, 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related
                       Stockholder Matters.

                  Information with respect to the Company's common equity is hereby incorporated by reference to page 20 of Registrant's Annual Report contained in Appendix A.

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

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk:

                  Approximately $118,436,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1999 ranged from the sum of LIBOR and 2.75% to the sum of the lender's prime rate and 2.0%.

(in thousands)

                      2000        2001        2002         2003         2004      Thereafter      Total      Fair Value
                      ----        ----        ----         ----         ----      ----------      -----      ----------
Fixed rate           $5,754      $3,804      $4,116       $4,426       $5,072      $95,264      $118,436     $115,923

Average
   interest
   rate               8.24%       7.54%       7.54%        7.55%        7.69%        7.63%

Variable rate         6,123         620       5,087        5,480        2,615          --         19,925        19,925

As of December 31, 1999, CPA(R):12 had no other material exposure to market risk.

Item 8.       Consolidated Financial Statements and Supplementary Data.

                  The following consolidated financial statements and supplementary data of Registrant are hereby incorporated by reference to pages 6 to 19 of the Company's Annual Report contained in Appendix A:

  (i) Report of Independent Accountants.

 (ii) Consolidated Balance Sheets as of December 31, 1998 and 1999

(iii) Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999.

 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999.

  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

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

                           The following consolidated financial statements are
filed as a part of this Report:

Report of Independent Accountants.

Consolidated Balance Sheets, December 31, 1998 and 1999.

Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999.

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

Notes to Consolidated Financial Statements.


The consolidated financial statements are hereby incorporated by reference to pages 6 to 19 of the Company's Annual Report contained in Appendix A.

(a)               2.  Financial Statement Schedules:

                       The following schedules are filed as a part of this
Report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1999.

                       Schedule III of the Company is contained on pages 23 to 27 of this Form 10-K.

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

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ---------
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

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ---------
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
               Fitness Clubs of America, Inc., as Tenant.                               dated June 23, 1995

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ---------
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

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ---------
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

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ---------
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

    21.3       Subsidiaries of Registrant as of March 31, 2000.                         Filed herewith

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ---------
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

    (b)    Reports on Form 8-K

                  During the quarter ended December 31, 1999 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED a Maryland corporation

4/7/2000                           BY: /s/ John J. Park
                                      ------------------------------------------
     Date                              John J. Park
                                       Executive Vice President, Chief Legal
                                       Officer and Chief Financial Officer
                                       (Principal Financial Officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


4/7/2000                           BY:      /s/ William P. Carey
                                      ------------------------------------------
     Date                                   William P. Carey
                                            Chairman of the Board
                                            and Director
                                            (Principal Executive Officer)

4/7/2000                           BY:      /s/ H. Augustus Carey
                                      ------------------------------------------
     Date                                   H. Augustus Carey
                                            President

4/7/2000                            BY:      /s/ Ralph G. Coburn
                                      ------------------------------------------
     Date                                   Ralph G. Coburn
                                            Director

4/7/2000                            BY:      /s/ William Ruder
                                      ------------------------------------------
     Date                                   William Ruder
                                            Director

4/7/2000                            BY:      /s/ George E. Stoddard
                                      ------------------------------------------
     Date                                   George E. Stoddard
                                            Director

4/7/2000                            BY:      /s/ Thomas E. Zacharias
                                      ------------------------------------------
     Date                                   Thomas E. Zacharias
                                            Director

4/7/2000                            BY:      /s/ John J. Park
                                      ------------------------------------------
     Date                                   John J. Park
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

4/7/2000                            BY:      /s/ Claude Fernandez
                                      ------------------------------------------
     Date                                   Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Corporate Property Associates 12 Incorporated and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated April 7, 2000 appearing on page 6 of the 1999 Annual Report to Shareholders of Corporate Property Associates 12 Incorporated and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
April 7, 2000

         CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999

                                                      Initial Cost to Company
                                                   -----------------------------       Capitalized     Decrease
                                                                         Personal     Subsequent to     in Net
    Description             Encumbrances           Land      Buildings   Property     Acquisition(a)  Investment (b)
    -----------             ------------           ----      ---------   --------    ---------------  --------------
Operating Method:

 Distribution facility
   leased
  to Wal-Mart Stores, Inc.    $ 2,206,246      $  452,871    $ 3,325,910                 $   12,921
 Office/Manufacturing
  facility leased to
  Etec Systems, Inc.           43,875,060       1,272,418     10,588,221                 65,873,156   $(2,633,473)
 Health club facilities
  leased to Q Clubs, Inc.       2,309,003       3,152,874      8,524,126
 Warehouses and special
  purpose facility leased
  to Del Monte Corporation      5,572,140         305,733                                10,237,564
 Warehouse/office/
  research facility leased
  to PPD Development, Inc.      6,817,961       1,550,928     11,017,367                     27,856
 Research and development
  facility leased to
  Lanxide Corporation           3,890,420       1,390,120      7,281,878                      7,421    (4,281,421)
 Distribution/warehouse
  facility leased to
  Celadon, Inc.                                 1,480,600      5,320,400                     40,000
 Office/research
  facility leased to
  Spectrian Corporation         9,379,732       5,570,775     12,073,204                      4,119
 Retail store leased
  to Garden Ridge
  Corporation                   4,423,864       1,857,607      6,204,923
 Office/distribution
  facility leased to
  Sentury
  Technology Corporation                        1,603,488      3,321,512
 Office/research facility
  leased
  to Scott Companies, Inc.      9,693,329       5,734,782     12,175,218                      5,356
 Child care centers leased
  to Childtime Childcare,
   Inc.                         4,915,953       2,581,896                                 7,459,165
 Office/research facility
  leased to QMS, Inc.           5,165,148       1,361,073     12,513,273
 Retail/distribution
  facility leased
   to The Bon-Ton
  Stores, Inc.                  6,711,960       1,780,000     10,261,885

                                                                                                                       Life on which
                                    Gross Amount at which                                                              Depreciation
                                 Carried at Close of Period                                                             in Latest
                              ---------------------------------                                                        Statement of
                                                       Personal                   Accumulated                          Operations
    Description                  Land     Buildings    Property        Total   Depreciation (e)   Date Acquired        is Computed
    -----------                  ----     ---------    --------        -----   ----------------   -------------       --------------
Operating Method:

 Distribution facility
   leased
  to Wal-Mart Stores, Inc.  $  454,420   $ 3,337,282              $ 3,791,702   $  406,731         February 10, 1995   40 yrs.
 Office/Manufacturing
  facility leased to
  Etec Systems, Inc.         1,272,444    73,827,878               75,100,322    2,592,137         February 16,1995    40 yrs.
 Health club facilities                                                                            June 8, 1995 and
  leased to Q Clubs, Inc.    3,152,874     8,524,126               11,677,000      839,483         July 25, 1996       40 yrs.
 Warehouses and special
  purpose facility leased
  to Del Monte Corporation     376,360    10,166,937               10,543,297      865,563         November 9, 1995    40 yrs.
 Warehouse/office/
  research facility leased
  to PPD Development, Inc.   1,550,985    11,045,166               12,596,151    1,138,462         November 13, 1995   40 yrs.
 Research and development
  facility leased to
  Lanxide Corporation        1,391,311     3,006,687                4,397,998      182,203         March 28, 1996      40 yrs.
 Distribution/warehouse
  facility leased to
  Celadon, Inc.              1,480,600     5,360,400                6,841,000      440,825         September 19, 1996  40 yrs.
 Office/research
  facility leased to
  Spectrian Corporation      5,570,775    12,077,323               17,648,098      943,425         November 19, 1996   40 yrs.
 Retail store leased
  to Garden Ridge
  Corporation                1,857,607     6,204,923                8,062,530      471,833         December 16, 1996   40 yrs.
 Office/distribution
  facility leased to
  Sentury
  Technology Corporation     1,603,488     3,321,512                4,925,000      252,573         December 24, 1996   40 yrs.
 Office/research facility
  leased
  to Scott Companies, Inc.   5,734,782    12,180,574               17,915,356      900,855         January 23, 1997    40 yrs.
 Child care centers leased
  to Childtime Childcare,
   Inc.                      2,581,896     7,459,165               10,041,061      305,440         January 29, 1997    40 yrs.
 Office/research facility
  leased to QMS, Inc.        1,361,073    12,513,273               13,874,346      899,392         February 18, 1997   40 yrs.
 Retail/distribution
  facility leased
   to The Bon-Ton
  Stores, Inc.               1,780,000    10,261,885               12,041,885      694,815         April 10, 1997      40 yrs.

         CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999


                                                          Initial Cost to Company
                                                   ------------------------------------           Capitalized           Decrease
                                                                               Personal          Subsequent to           in Net
    Description             Encumbrances           Land      Buildings         Property         Acquisition(a)        Investment (b)
    -----------             ------------           ----      ---------         --------         --------------        --------------
Operating Method:
(continued):
 Technology/manufacturing
  facility leased to Silgan
  Containers Corporation                          758,670     11,630,675                               111,090
 Office/research
  facility leased
  to ViaSystems, New England    3,047,633       1,080,000      4,469,738
 Office/manufacturing
  facility leased
  to Vermont Teddy
  Bear Co., Inc.                3,147,236       1,465,000      4,398,874                                 1,640
 Warehouse/special facility
  leased to Texas Freezer
  Company, Inc.                 4,429,557         257,458                        $1,109,900          7,150,544
 Research facility
  to BAE Systems, Inc.                          3,025,000      9,741,810                             7,372,483
 Office/manufacturing
  facility leased to Westell
  Technologies, Inc.                            2,500,000     14,952,055
 Administration/classroom
  facility leased to Career
  Education Corporation                         1,150,000      8,840,486                             2,788,170
 Printing facility leased to
  Perry Graphic Communica-
  tions, Inc. and Judd's       10,788,851         642,000     18,467,948                                 8,000
 Office/banking facility
  leased
  to Compass Bank for
  Savings                                         300,000      1,520,000
 Manufacturing/distribution
  facility leased to
  Nutramax Products, Inc.                       1,160,000      6,127,722                               527,777
 Office/light assembly
  facility
  leased to International
  Management Consulting,
  Inc.                                            668,211                                            5,994,089
 Office facility leased to
  Balance Care Corporation                        558,600                                            4,261,335
                             ------------     -----------   ------------         ----------       ------------         -----------
                             $126,374,093     $43,660,104   $182,757,225         $1,109,900       $111,882,686         $(6,914,894)
                             ============     ===========   ============         ==========       ============         ===========

                                                                                                                     Life on which
                                      Gross Amount at which                                                           Depreciation
                                    Carried at Close of Period                                                          in Latest
                                  ----------------------------------                                                  Statement of
                                                         Personal                  Accumulated                         Operations
    Description                   Land     Buildings    Property        Total    Depreciation (e) Date Acquired       is Computed
    -----------                   ----     ---------    --------        -----   ----------------  -------------        -----------
Operating Method:
(continued):
 Technology/manufacturing
  facility leased to Silgan
  Containers Corporation         758,670    11,741,765               12,500,435      662,234      June 13, 1997          40 yrs.
 Office/research
  facility leased
  to ViaSystems, New England   1,080,000     4,469,738                5,549,738      274,163      July 8, 1997           40 yrs.
 Office/manufacturing
  facility leased
  to Vermont Teddy
  Bear Co., Inc.               1,465,000     4,400,514                5,865,514      270,429      July 18 1997         7 to 40 yrs.
 Warehouse/special facility
  leased to Texas Freezer
  Company, Inc.                  257,458     7,150,544  $1,109,900    8,517,902      445,517      September 23, 1997     40 yrs.
 Research facility
  to BAE Systems, Inc.         3,025,000    17,114,293               20,139,293      575,972      September 28, 1997     40 yrs.
 Office/manufacturing
  facility leased to Westell
  Technologies, Inc.           2,500,000    14,952,055               17,452,055      856,628      September 29, 1997     40 yrs.
 Administration/classroom
  facility leased to Career
  Education Corporation        1,150,000    11,628,656               12,778,656      526,342      November 12,1997       40 yrs.
 Printing facility leased to
  Perry Graphic Commun-
  ications, Inc. and Judd's      642,000    18,475,948               19,117,948      943,035      December 16, 1997
 Office/banking facility
  leased
  to Compass Bank for
  Savings                        300,000     1,520,000                1,820,000       76,000      December 30, 1997      40 yrs.
 Manufacturing/distribution
  facility leased to
  Nutramax Products, Inc.      1,160,000     6,655,499                7,815,499      280,833      March 28, 1998         40 yrs.
 Office/light assembly
  facility
  leased to International
  Management Consulting,
  Inc.                           668,211     5,994,089                6,662,300      130,669      May 18, 1998           40 yrs.
 Office facility leased to
  Balance Care Corporation       558,600     4,261,335                4,819,935       26,633      June, 23, 1998         40 yrs.
                             -----------  ------------  ---------- ------------  -----------
                             $43,733,554  $287,651,567  $1,109,900 $332,495,021  $16,002,192
                             ===========  ============  ========== ============  ===========

See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999



                                            Initial Cost to Company
                                            ------------------------
                          Encumbrances      Land           Buildings
                          ------------      ----           ---------
   Direct Financing
    Method:
    Supermarkets
      leased to
      Big V Holding Corp.   $ 3,180,016   $1,157,294      $ 5,254,309
    Manufacturing
      facility leased to
      The Garden
      Companies, Inc.         3,140,687    1,544,265        5,430,735
    Office/manufacturing
      facility leased to
      Rheometric
      Scientific, Inc.                     1,510,791        4,789,209
    Office facility leased
      to Telos Corporation    5,666,335    1,549,022       10,597,978
    Office/Manufacturing
      facility leased to
    Randall
      International, Inc.                  2,000,000          471,454
                            -----------   ----------      -----------
                            $11,987,038   $7,761,372      $26,543,685
                            ===========   ==========      ===========


                                                                     Gross Amount
                                Cost                                 which Carried
                              Capitalized                        at Close of Period (e)
                            Subsequent to     Increase in        ---------------------
                            Acquisition (a)  Net Investment (c)          Total            Date Acquired
                            ---------------  ------------------  ----------------------   -------------
   Direct Financing
    Method:
    Supermarkets
      leased to
      Big V Holding Corp.    $1,048,013           $656,591          $  8,116,207         July 13,1994
    Manufacturing
      facility leased to
      The Garden
      Companies, Inc.                                                  6,975,000         June 20, 1995
    Office/manufacturing
      facility leased to
      Rheometric
      Scientific, Inc.            4,500           (444,949)            5,859,551         February 23,1996
    Office facility leased
      to Telos Corporation        5,500                               12,152,500         March 11, 1996
    Office/Manufacturing
      facility leased to
    Randall
      International, Inc.     4,904,678                                7,376,132         October 17, 1997
                             ----------           --------           -----------
                             $5,962,691           $211,642           $40,479,390
                             ==========           ========           ===========

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

         (b) Represents (i) partial refund of purchase price and (ii) writedown to fair value.

         (c) The increase in net investment is due (i) to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more than lease payments received, (ii) the writedown of a property to its estimated fair value.

         (d) At December 31, 1999, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $301,499,870

         (e)


                                                        Reconciliation of Real Estate Accounted
                                                           for Under the Operating Method

                                                                    December 31,
                                                              ------------------------
                                                              1998                1999
                                                              ----                ----
         Balance at beginning
                  of year                                  $227,014,400         $299,773,723

         Additions                                           72,759,323           33,329,987

         Dispositions                                                               (608,689)
                                                           ------------         ------------


         Balance at close of year                          $299,773,723         $332,495,021
                                                           ============         ============



                                                      Reconciliation of Accumulated Depreciation

                                                                    December 31,
                                                              ------------------------
                                                              1998                1999
                                                              ----                ----
         Balance at beginning
                  of year                                    $4,360,196           $9,520,197

         Depreciation expense                                 5,160,001            6,481,995
                                                             ----------           ----------


         Balance at close of year                            $9,520,197          $16,002,192
                                                             ==========          ===========

                                                         APPENDIX A TO FORM 10-K

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                AND SUBSIDIARIES

                                                              1999 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except share amounts)


                                  1995          1996          1997          1998          1999
                                ---------    ----------    ----------    ----------    ----------
OPERATING DATA:
  Revenues                    $     3,994   $    11,434   $    25,313   $    34,563   $    39,276

  Income before
    extraordinary items             2,115         6,210        12,804        12,078   $    19,871

   Net income                       2,115         6,210        12,804        11,699   $    19,871

   Basic earnings
    per share before
    extraordinary items (1)           .53           .60           .57           .42           .69

   Basic earnings
    per share (1)                     .53           .60           .57           .41           .69

   Weighted average
    number of Shares
    outstanding-basic           4,016,686    10,365,828    22,387,928    28,416,013    28,615,971

   Dividends paid                   2,351         6,780        15,082        23,028        23,268

   Dividends paid
      per share                       .76           .80           .81           .81           .81

   Payments of mortgage
     principal (2)                    262         1,192         1,708         2,174         3,400

BALANCE SHEET DATA:

  Total consolidated assets        81,173       193,294       358,693       398,604       418,088

  Long-term obligations (3)        19,016        47,734        84,745       113,868       133,351

(1) The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per share amounts only.

(2)      Represents scheduled mortgage principal amortization paid.

(3) Represents mortgage obligations and deferred acquisition fees due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

                  The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated ("CPA(R):12") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):12. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or objectives and plans of CPA(R):12 will be achieved.

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

                  CPA(R):12 used the proceeds from the public offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. A majority of CPA(R):12's net leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the consumer price index or, for certain retail properties, provide for additional rents based on sales in excess of a specified base amount.

                  CPA(R):12's primary objectives are to provide rising cash flow and to protect its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, CPA(R):12 has successfully negotiated grants of common stock warrants from selected tenants and expects to realize the benefits of appreciation from those grants. CPA(R):12 cannot guarantee that its objectives will be ultimately realized.

                  Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CPA(R):12's ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance.

Results of Operations:

                  Net income for 1999 increased by $8,172,000 as compared with 1998. Excluding the effect of net gains from the sale of securities and real estate of $2,309,000 in 1999 and an extraordinary charge on the early extinguishment of debt of $379,000 and a noncash writedown of a property of $4,281,000 in 1998, income, as adjusted, would have reflected an increase of $1,203,000, or 7%, from the prior year. The increase in income was due to increases in lease revenues (rental income and interest income from direct financing leases) and income from equity investments and was partially offset by increases in depreciation and amortization and interest and property expenses.

                  The increase in lease revenues was primarily due to the completion of build-to-suit projects in 1999 and the commencement of lease terms at those properties. For financial reporting purposes, any rents received during the construction and development period are not recognized as lease revenues or in the results of operations. The projects completed in 1999 included the new building at the Etec Systems, Inc. property and new buildings or expansions for Career Education Corporation, Randall International, Inc., Balanced Care Corporation, Childtime Childcare, Inc. and International Management Consulting, Inc. and the completions in 1998 of construction of a cold storage facility leased to Texas Freezer Company and two other build-to-suit projects. Solely as a result of completing these projects, annual lease revenue will increase by $7,278,000 of which $5,265,000 was realized in 1999. The increase in income from equity investments was attributable to acquiring interests in properties net leased to Advanced Micro Devices, Inc., Intesys Technologies, Inc. and Compucom Systems, Inc. in December 1998, February 1999 and March 1999, respectively. The equity investment in the net lease with Ameriserve Food Distribution, Inc. currently has not resulted in any significant contribution to the results of operations as three of the four Ameriserve properties are currently either under construction or being expanded. The increase in depreciation and amortization, noncash charges, was attributable to the completion of build-to-suit projects and new debt financing. No depreciation is recorded on projects under development until construction is completed. The increase in interest expense was due to new limited recourse mortgage debt placed on the new Etec building of $30,000,000 and additional mortgage financing of $2,500,000 on the Childtime properties as well as $30,500,000 of mortgage financing obtained during 1998. The increase in property expenses was due to the increase in asset management and performance fees. This increase was solely the result of the increase in the Company's real estate base. Effective in 2000, the asset management and performance fees will be based on the appraised value of CPA(R):12's real estate assets (including equity investments) as of December 31, 1999 rather than the historical cost basis of the properties. The change in calculating the fees is in accordance with the Advisory Agreement between CPA(R):12 and Carey Property Advisors. The appraised value has been determined pursuant to an independent valuation and the change in value from the appraisal will not significantly increase asset management fees in 2000. A valuation will be performed annually.

                  During 1999, CPA(R):12 recognized a gain of $2,505,000 on the sale of 57,000 shares of Etec. In connection with structuring its initial transaction with Etec, CPA(R):12 had been granted warrants for the Etec common stock at an exercise price of $0.45 per share. Etec subsequently became a publicly-traded company. Etec has agreed to be acquired by Applied Materials, Inc. a publicly-traded company with a market capitalization in excess of $75,000,000,000. CPA(R):12 has recently completed negotiations that require Applied Materials to provide an unconditional guaranty of Etec's lease obligations.

                  Net income for 1998 decreased by $1,105,000 as compared with 1997 because of two nonrecurring items that reduced 1998 income by $4,660,000, namely an extraordinary charge on extinguishment of debt resulting from a prepayment charge of $379,000 and the writedown of a property to fair value resulting in a noncash charge of $4,281,000. Income, as adjusted for these items, would have reflected an increase of $3,555,000 or 61%. The increase in income as adjusted was entirely due to increased revenues, and, for the most part, reflects the increase in lease revenues which included a full year of rent in 1998 from twelve leases that CPA(R):12 entered into in 1997, rents from three build-to-suit projects completed in 1998 and two new leases in 1998. The increase in income resulting from the increase in lease revenues was partially offset by increases in interest, depreciation, property and general administrative expenses. The increases in interest and depreciation expenses were due to the increase in limited recourse mortgage loan balances and real estate asset balances, respectively. The increase in property expense was also due to the increase in real estate assets as the asset management and performances fees payable to the Advisor are directly based on the value of properties. The increase in general and administrative expense was due solely to the accrual of a monitoring fee payable to the sellers of the Company's common stock in accordance with the selling agreements with these broker-dealers.

                  Other interest income decreased in both 1998 and 1999 as cash balances decreased. This decrease was expected as CPA(R):12 used its cash balances for additional real estate purchases. This trend of decrease should continue as an objective of CPA(R):12 is to hold cash balances sufficient for a working capital reserve.

                  During 1998, CPA(R):12 recognized a noncash charge of $4,281,000 for the writedown of a property leased to Lanxide Corporation to its expected fair value as Lanxide vacated the property and CPA(R):12 expected Lanxide to terminate the lease in connection with its bankruptcy. The Lanxide lease was structured so that the leases of three subtenants would be assumed by CPA(R):12 if Lanxide did not meet its lease obligations. With the lease termination, annual rental income from the Lanxide property decreased by approximately $445,000.

                  Because of the long-term nature of CPA(R):12's net leases, inflation and changing prices have not unfavorably affected CPA(R):12's revenues and net income. CPA(R):12's net leases have rent increases based on formulas indexed to increase in the Consumer Price Index, sales overrides or other periodic increases which are designed to increase lease revenues in the future.

Financial Condition

                  One of CPA(R):12's objectives is to use its cash flow from operations to meet operating expenses, service its mortgage debt, meet distribution requirements to minority interests, maintain adequate cash reserves and fund an increasing rate of dividends to shareholders. During 1999, cash flow from operations increased by 29% to $28,032,000 and was substantially comparable to the aggregate amount used to pay dividends of $23,268,000, mortgage principal installments of $3,400,000 and distributions to holders of minority interests of $1,436,000. In comparison, cash flow from operations in 1998 was not sufficient to fund dividends, and the results for 1999 reflect the benefit to operating cash flow of completing build-to-suit projects and increasing CPA(R):12's investment in real estate. CPA(R):12 has properties still under construction and Management expects operating cash flow to continue to increase as these build-to-suit projects are completed.

                  CPA(R):12's investing activities included using $55,188,000 for investment in real estate including completing several build-to-suit commitments and purchasing equity investment interests. CPA(R):12 received $1,767,000 on asset dispositions, primarily sales of securities. In addition, CPA(R):12 received $942,000 in January 2000 on a sale of Etec shares that was executed in December 1999. CPA(R):12 currently has a commitment to fund an additional $1,441,000 for its investment in Ameriserve which includes three buildings under construction. Since December 31, 1999, Ameriserve filed a petition of voluntary bankruptcy. Ameriserve is expected to prepare a plan of reorganization and under such a plan could seek to terminate its lease obligations. There is no assurance that Ameriserve will affirm its leases. Ameriserve continues to meet its lease obligations and Management believes that the properties acquired and being constructed are necessary to Ameriserve's operation. Accordingly, Management expects Ameriserve to continue to lease the properties during the reorganization and thereafter. CPA(R):12 has no other commitments to fund major outlays at its properties. CPA(R):12 paid its Advisor deferred acquisition fees of $1,529,000 relating to purchases completed prior to 1998. As intended, CPA(R):12 has reduced its cash balances by making additional investments in real estate during the year. CPA(R):12 continues to evaluate potential investments for acquisition and has the ability to provide additional funding for investment by obtaining funds from the placement of mortgage debt on several unleveraged properties.

                  In addition to paying dividends, making distributions to holders of minority interests and mortgage principal installments CPA(R):12 obtained $32,500,000 of limited recourse mortgage debt. CPA(R):12's financing strategy is to leverage substantially all of its properties with limited recourse mortgage debt so that the portfolio will be diversified to limit risk. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing the loan and not to any of CPA(R):12's other assets. Balloon payments of $14,626,000 are scheduled in 2000, including $6,900,000 that CPA(R):12 has an option to extend. CPA(R):12 expects to refinance the other maturing loans as the properties are subject to long-term leases with creditworthy tenants. Scheduled balloon payments in 2001 are approximately $2,000,000. In 1999, CPA(R):12 entered into a credit agreement for a $40,000,000 credit facility that will allow it to fund acquisitions on a transitional basis. No advances have yet been made under the facility. Any advances under the facility are recourse obligations of CPA(R):12 and subject CPA(R):12 to meeting specific financial covenants. CPA(R):12 is in compliance with its financial covenants. The term of the credit agreement ends in June 2000, and CPA(R):12 expects to exercise its option to extend the term through June 2001.

                  During 1999, the Advisor elected to receive performance fees of $1,914,000 in restricted shares of CPA(R):12 rather than cash. The issuance of shares to pay fees increases the cash available to CPA(R):12 and increases the equity ownership of the Advisor with the effect of aligning more strongly the interests of the Advisor and shareholders of the Company.

                  In connection with the purchase of its properties, CPA(R):12 requires the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that CPA(R):12's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, CPA(R):12's leases generally require tenants to indemnify CPA(R):12 from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow CPA(R):12 to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow CPA(R):12 to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in the estimation of CPA(R):12, in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of any environmental matter will not have a material adverse effect on CPA(R):12's financial condition, liquidity or results of operations.

                  In 1999, CPA(R):12 and its affiliates formed a task force to identify year 2000 problems. The task force developed and implemented a plan that included inventory, assessment, remediation, testing and contingency planning. CPA(R):12 experienced no significant disruptions as a result of the year end date change. The task force intends to monitor other critical dates in the future, such as quarter-end dates. In connection with the procedures, CPA(R):12 incurred expenses of approximately $75,000. The impact of the year 2000 issues on CPA(R):12 will continue to depend on the way the issues have been addressed by third parties that provide services to CPA(R):12. To date, CPA(R):12 has not been adversely impacted to any significant extent by the failure of third parties to address year 2000 issues. The task force has developed contingency plans to address risks associated with year 2000 issues that may arise. There can be no assurance that these plans will fully mitigate any problems, if any arise. The foregoing year 2000 discussions constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure and Disclosure Act of 1998.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Corporate Property Associates 12 Incorporated and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 12 Incorporated and Subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

New York, New York
April 7, 2000

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                     1998                      1999
                                                                  -----------               ------------
         ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method:
         Land                                                    $ 44,342,243               $ 43,733,554
         Buildings                                                255,431,480                288,761,467
                                                                  -----------               ------------
                                                                  299,773,723                332,495,021
         Accumulated depreciation                                   9,520,197                 16,002,192
                                                                 ------------               ------------
                                                                  290,253,526                316,492,829
Net investment in direct financing leases                          36,820,657                 40,479,390
                                                                 ------------               ------------
   Real estate leased to others                                   327,074,183                356,972,219
Equity investments                                                 25,971,837                 45,068,997
Cash and cash equivalents                                          37,790,505                  8,847,449
Other assets, net of reserve for uncollected
   rents of $402,418 and $691,396 in 1998 and 1999                  7,767,129                  7,199,306
                                                                 ------------               ------------
           Total assets                                          $398,603,654               $418,087,971
                                                                 ============               ============


         LIABILITIES:

Limited recourse mortgage notes payable                          $109,261,349               $138,361,131
Accrued interest                                                      907,922                    422,598
Accounts payable to affiliates                                      1,839,533                  2,885,052
Accounts payable and accrued expenses                                 659,750                    487,020
Deferred acquisition fees payable to affiliate                      8,876,292                  7,911,752
Dividends payable                                                   5,805,617                  5,852,519
Prepaid rental income and security deposits                         4,996,561                  5,520,543
                                                                 ------------               ------------
         Total liabilities                                        132,347,024                161,440,615
                                                                 ------------               ------------
Minority interest                                                  26,969,738                 22,397,277
                                                                 ------------               ------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 40,000,000
  shares; issued and
    outstanding, 28,717,726 and 28,909,098 shares
   at December 31, 1998 and 1999                                       28,717                     28,909
Additional paid-in capital                                        257,668,301                259,581,829
Dividends in excess of accumulated earnings                       (19,903,364)               (23,346,983)
Accumulated other comprehensive income                              2,607,571                    483,269
                                                                 ------------               ------------
                                                                  240,401,225                236,747,024

Less, treasury stock at cost, 129,301 and 285,051
   shares at December 31, 1998 and 1999                            (1,114,333)                (2,496,945)
                                                                 ------------                -----------

           Total shareholders' equity                             239,286,892                234,250,079
                                                                 ------------               ------------
           Total liabilities and
               shareholders' equity                              $398,603,654               $418,087,971
                                                                 ============               ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

For the year ended December 31,

                                                               1997                    1998                1999
                                                            -----------             -----------         -----------
Revenues:
   Rental income                                            $16,651,513             $27,097,224         $33,774,608
   Interest income from direct financing
      leases                                                  4,966,730               4,940,298           4,755,787
   Other interest income                                      3,695,176               2,525,620             746,045
                                                            -----------             -----------         -----------
                                                             25,313,419              34,563,142          39,276,440
                                                            -----------             -----------         -----------
Expenses:
   Interest expense                                           6,499,865               8,557,890           9,975,624
   Depreciation and amortization                              3,100,870               5,268,278           6,997,430
   General and administrative                                 2,209,171               2,566,317           2,926,870
   Property expense                                           2,786,890               3,989,894           4,897,155
   Writedown to fair value                                                            4,281,421
                                                            -----------             -----------         -----------
                                                             14,596,796              24,663,800          24,797,079
                                                            -----------             -----------         -----------
         Income before minority
             interest in income, income from
             equity investments, gain on sale
             and extraordinary item                          10,716,623               9,899,342          14,479,361

Minority interest in income                                                                              (1,043,103)
                                                            -----------             -----------         -----------
         Income before income from equity
             investments, gain on sale
             and extraordinary item                          10,716,623               9,899,342          13,436,258

Income from equity investments                                2,086,993               2,178,813           4,126,251
                                                            -----------             -----------         -----------
         Income before gain (loss) on sale
             and extraordinary item                          12,803,616              12,078,155          17,562,509

Gain on sale of securities                                                                                2,504,878
Loss on sale of real estate                                                                                (196,323)
                                                            -----------             -----------         -----------

         Income before extraordinary item                    12,803,616              12,078,155          19,871,064

Extraordinary loss on extinguishment
   of debt                                                                             (379,246)
                                                            -----------             -----------         -----------

          Net income                                        $12,803,616             $11,698,909         $19,871,064
                                                            ===========             ===========         ===========

Basic earnings per common share
   before extraordinary item                                       $.57                    $.42                $.69
Extraordinary item                                                                         (.01)
                                                            -----------             -----------         -----------
Basic earnings per share                                           $.57                    $.41                $.69
                                                            ===========             ===========         ===========

Weighted average shares outstanding-basic                    22,387,928              28,416,013          28,615,971
                                                            ===========             ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

                                              For the year ended December 31,

                                                                         Dividends in   Accumulated
                                          Additional                       Excess of       Other
                             Common         Paid-in    Comprehensive     Accumulated    Comprehensive    Treasury
                              Stock        Capital       Income            Earnings        Income          Stock        Total
                             -------    ------------   -------------   ---------------  --------------  ----------   ------------
Balance at December 31, 1996  $15,668   $139,896,651                  $ (2,584,954)                     $(140,008)    $137,187,357

12,666,048 shares issued
  at $10 per share, net
  of offering costs
  of $12,708,531               12,666    113,939,283                                                                   113,951,949

Dividends declared                                                     (12,987,628)                                    (12,987,628)

Comprehensive income:
Net income                                              $12,803,616     12,803,616                                      12,803,616
Other comprehensive income:
  Unrealized appreciation
   of marketable equity
   securities for 1997                                    3,031,300                       3,031,300                      3,031,300
                                                        -----------
                                                        $15,834,916
                                                        ===========
Repurchase of 53,648 shares                                                                              (412,927)        (412,927)
                              -------   ------------                   -----------        ---------     ---------      -----------

Balance at December 31, 1997   28,334    253,835,934                    (2,768,966)       3,031,300      (552,935)     253,573,667

383,275 shares issued at
  $10 per share                   383      3,832,367                                                                     3,832,750
Dividends declared                                                     (28,833,307)                                    (28,833,307)

Comprehensive income:
Net income                                              $11,698,909     11,698,909                                      11,698,909
Other comprehensive income:
  Unrealized appreciation
   of marketable equity
   securities for 1998                                     (423,729)                       (423,729)                      (423,729)
                                                        -----------
                                                        $11,275,180
                                                        ===========
Repurchase of 61,258 shares                                                                              (561,398)        (561,398)
                              -------   ------------                   -----------        ---------     ---------       -----------
Balance at December 31, 1998   28,717    257,668,301                   (19,903,364)       2,607,571    (1,114,333)     239,286,892
191,372 shares issued
  at $10 per share                191      1,913,529                                                                     1,913,720

Dividends declared                                                     (23,314,683)                                    (23,314,683)
Comprehensive income:
Net income                                              $19,871,064     19,871,064                                      19,871,064
                                                        -----------

Other comprehensive income:
  Change in unrealized
   appreciation resulting
   from sale of securities                               (2,177,400)

  Unrealized appreciation of
   marketable securities
   for 1999                                                  53,098
                                                        -----------
                                                         (2,124,302)                     (2,124,302)                    (2,124,302)
                                                        -----------
                                                        $17,746,762
                                                        ===========





Repurchase of 155,750 shares                                                                           (1,382,612)       (1,382,612)

                              -------   ------------                   -----------        ---------     ---------      -----------
Balance at December 31, 1999  $28,908   $259,581,830                  $(23,346,983)      $  483,269   $(2,496,945)     $234,250,079
                              =======   ============                  =============      ==========   ===========      ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                         For the year ended December 31,

                                                                     1997                       1998                  1999
                                                                 ------------               ------------          ------------
Cash flows from operating activities:
  Net income                                                     $ 12,803,616               $ 11,698,909          $ 19,871,064
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                 3,100,870                  5,268,278             6,997,430
      Straight-line adjustments and other
        noncash rent adjustments                                     (491,601)                (1,173,220)           (1,119,519)
      Minority interest in income                                                                                    1,043,103
      Income from equity investments in excess
        of distributions received                                    (543,245)                  (230,590)              (32,552)
      Issuance of stock in satisfaction of
        performance fees                                                                                             1,913,720
      Provision for uncollected rents                                 162,137                    240,281               288,978
      Extraordinary loss on extinguishment of debt                                               379,246
      Gain on sales, net                                                                                            (2,308,555)
      Writedown to fair value                                                                  4,281,421
      Change in operating assets and liabilities, net (a)           4,923,814                  1,316,973             1,378,764
                                                                 ------------               ------------          ------------

           Net cash provided by operating activities               19,955,591                 21,781,298            28,032,433
                                                                 ------------               ------------          ------------

Cash flows from investing activities:

  Proceeds from sales                                                                                                1,767,389
  Payment of deferred acquisition fees                                                                              (1,529,131)
  Purchases of real estate and equity investments
      and other capitalized costs                                (138,960,203)               (79,286,006)          (55,188,520)
                                                                 ------------               ------------          ------------

           Net cash used in investing activities                 (138,960,203)               (79,286,006)          (54,950,262)
                                                                 ------------               ------------          ------------

Cash flows from financing activities:

  Proceeds from stock issuance, net of costs                      113,951,949
  Dividends paid                                                  (15,081,819)               (23,027,690)          (23,267,781)
  Payments of mortgage principal                                   (1,707,976)                (2,174,394)           (3,400,218)
  Prepayment of mortgage payable                                   (4,096,000)                (7,957,949)
  Proceeds from issuance of mortgages                              48,411,509                 30,500,000            32,500,000
  Deferred financing costs                                           (530,217)                  (497,069)             (859,052)
  Capital contributions from (distributions to)
      minority partner                                                                        26,969,738            (4,179,218)
  Distribution to minority interests                                                                                (1,436,346)
  Purchase of treasury stock                                         (412,927)                  (561,398)           (1,382,612)
  Payment made on extinguishment of debt                                                        (379,246)
                                                                 ------------               ------------          ------------

           Net cash provided by financing activities              140,534,519                 22,871,992            (2,025,227)
                                                                 ------------               ------------          ------------

           Net increase (decrease) in cash and
              cash equivalents                                     21,529,907                (34,632,716)          (28,943,056)

Cash and cash equivalents, beginning of year                       50,893,314                 72,423,221            37,790,505
                                                                 ------------               ------------          ------------

      Cash and cash equivalents, end of year                     $ 72,423,221               $ 37,790,505          $  8,847,449
                                                                 ============               ============          ============


Noncash operating and investing activities:

Deferred acquisition fee payable to affiliate                    $  3,055,049               $  2,407,146          $    964,540
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

         Use of Estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the recoverability of real estate assets and investments. Actual results could differ from those estimates.

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

            The leases are accounted for under either the direct financing or operating methods. Such methods are described below.

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

            Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or, for certain leases for retail properties, sales overrides.

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

         Equity Investments:

            The Company's interests in general partnerships and limited liability companies in which its ownership interests range from 33 1/3% to 50%, are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued




         Cash and Cash Equivalents:

            The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. At December 31, 1998 and 1999, the Company's cash and cash equivalents were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

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

            The Company's marketable equity securities at December 31, 1998 and
               1999 consist of 68,261 and 11,261 shares of common stock of Etec Systems, Inc. ("Etec"), respectively, and are classified as available-for-sale securities and are reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a separate component of shareholder's equity (accumulated other comprehensive income) until realized. As of December 31, 1998 and 1999, fair value of the Etec common stock was $2,607,571 and $483,269, respectively. The Company sold 57,000 shares of Etec in 1999 at a gain of $2,356,001. The Company sold the remaining 11,261 in January 2000 at a gain of approximately $775,000.

         Offering Costs:

            Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.

         Treasury Stock:

            Treasury stock is recorded at cost.

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

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



         Federal Income Taxes:

            The Company qualifies and intends to continue to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes, provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions.

        Operating Segments:

             Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segments of an enterprise. Based on the standards' definition, the Company has concluded that it engages in a single operating segment.

         Reclassification:

            Certain 1997 and 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

 2.     Organization and Offering:

            The Company was formed on July 30, 1993 for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by the Advisor.

            An initial offering of the Company's shares which commenced on
               February 18, 1994 concluded on January 26, 1996, at which time the Company had issued an aggregate of 8,135,992 shares ($81,359,920). On February 2, 1996, the Company commenced an offering for a maximum of 20,000,000 shares of common stock. The shares were offered to the public on a "best efforts" basis at a price of $10 per share. On August 22, 1997, the Company registered an additional 300,000 shares. The second offering was concluded on September 18, 1997, by which time 20,198,459 ($201,984,590) shares were issued.

            In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received acquisition fees of $862,415, $724,763 and $305,783 in 1997, 1998 and 1999, respectively.

 3.     Transactions with Related Parties:

            The Company's asset management and performance fees are each 1/2 of
               1% of Average Invested Assets, as defined in the Advisory Agreement between the Company and the Advisor. Asset management fees were $1,202,124, $1,751,817 and $2,084,495 in 1997, 1998 and
               1999, respectively, with performance fees in like amount. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. General and administrative expense reimbursements were $1,121,018, $560,957 and $794,930 in 1997, 1998 and 1999, respectively.

            In connection with performing services related to the Company's real estate purchases in 1997, 1998 and 1999, affiliates of the Company received structuring and development fees of $2,156,038, $1,811,907 and $764,458, respectively. The affiliate is entitled to receive deferred acquisition fees of $9,440,586 as of December 31, 1999 over a period of no less than eight years, subject to the 2%/25% Guidelines limitation described below. During 1999 deferred acquisition fees of $1,529,131 were paid to the Advisor.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



            The Company's interests in properties jointly held with affiliated entities range from 27.38% to 50.1% with such interests held as tenants-in-common and through ownership interests in general partnerships and limited liability companies. The Company accounts for its undivided interest in assets and liabilities relating to tenants-in-common interests on a proportional basis. Ownership interests in general partnerships and limited liability companies, owned with an affiliate, are accounted for under the equity method when such ownership interest is 50% or less. Ownership interests in general partnership and limited liability companies which are greater than 50% are consolidated with the ownership interest of the affiliate accounted for as a minority interest.

            The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceed the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Advisory Agreement. If in any year when the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only to the extent such reimbursement would not cause the Company's operating expenses to exceed the 2%/25% Guidelines in any such year.

           The Company is a participant in an agreement with W. P. Carey & Co., Inc. ("W. P. Carey") and certain affiliates for the purpose of leasing office space used for the administration of real estate entities and W. P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 1997, 1998 and 1999 were $69,825, $143,003 and $208,046, respectively.


 4.     Real Estate Leased to Others Accounted for Under the Operating Method:

            Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $35,795,000 in 2000; $35,958,000 in 2001; $36,035,000 in 2002;
               $36,246,000 in 2003, $36,353,000 in 2004 and aggregate
               approximately $519,938,000 through 2020.

            Contingent rents were approximately $32,000, $71,000 and $189,000 in
               1997, 1998 and 1999, respectively.

5.      Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:


                                                                                     December 31,
                                                                      ------------------------------------------
                                                                         1998                           1999
                                                                      ------------                  ------------
           Minimum lease payments
             receivable                                               $ 83,497,133                  $ 85,854,794
           Unguaranteed residual value                                  36,300,545                    39,822,801
                                                                      ------------                  ------------
                                                                       119,797,678                   125,677,595
           Less: unearned income                                        82,977,021                    85,198,205
                                                                      ------------                  ------------
                                                                      $ 36,820,657                  $ 40,479,390
                                                                      ============                  ============

            Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases are approximately $4,857,000 in each of the years 2000 through 2003; and $4,897,000 in 2004 and aggregate approximately $85,855,000 through 2024.

           Contingent rents were approximately $13,000 in 1998 and $77,000 in 1999. The Company did not earn contingent rents in 1997.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



6.      Mortgage Notes Payable and Line of Credit:
        -----------------------------------------

            Mortgage notes payable, all of which are limited recourse to the
               Company, are collateralized by an assignment of various leases and by real property with a carrying value of approximately $251,811,000. As of December 31, 1999, mortgage notes payable had interest rates ranging from 6.5% to 10.5% per annum.

            Scheduled principal payments during each of the five years following December 31, 1999 are as follows:

               Year Ending December 31,
               ------------------------

                  2000                           $ 11,877,668
                  2001                              4,424,209
                  2002                              9,202,225
                  2003                              9,905,894
                  2004                              7,688,179
                  Thereafter                       95,262,956
                                                 ------------
                     Total                       $138,361,131
                                                 ============

            On June 25, 1999, the Company entered into a credit agreement with
               PNC Bank, N. A. ("PNC") and The Bank of New York which provides for a $40,000,000 line of credit. The credit agreement has a one-year term through June 23, 2000 with a one-year extension at the Company's option providing that there are no events of default. As of December 31, 1999, the Company had not drawn any advances from the line of credit.

            Advances from the credit agreement will bear interest, at the option of the Company, at an annual rate of either (i) the London InterBank Offered Rate plus 1.8% or (ii) the lesser of PNC's prime rate plus .25% or the Federal Fund Effective Rate plus .50%. In addition, the Company will pay a fee of .25% per annum on the unused portion of the credit line.

            The credit agreement has financial covenants that require the
               Company to (i) maintain a minimum equity value of $200,000,000 plus 85% of the cash proceeds received by the Company from issuance of any new equity interests, (ii) maintain cash balances of at least $2,000,000 and (iii) meet or exceed certain operating and coverage ratios. Such operating and coverage calculations include but are not limited to (a) maintaining a ratio of earnings before interest, taxes, depreciation and amortization to debt service payments of no less than 2:1, (b) debt leverage not to exceed 55% of Total Market Value and (c) a limitation on build-to-suit properties under construction to no more than 20% of Total Market Value. As of December 31, 1999, the Company was in compliance with the financial covenants.

            Interest paid, excluding capitalized interest, was $5,932,311,
               $7,758,956 and $10,460,588 in 1997, 1998, and 1999, respectively.

            In connection with the placement of mortgages, fees of $862,415,
               $724,763 and $705,783 were paid to an affiliate of the Company in 1997, 1998 and 1999, respectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



7.      Dividends Payable:

                  Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 1999, dividends paid per share reported for tax purposes were as follows:

                     1997    1998    1999
                    -----   -----   -----
Ordinary income     $ .81   $ .56   $ .56
Capital gains          --      --     .09
Return of capital      --     .25     .16
                    -----   -----   -----
                    $ .81   $ .81   $ .81
                    =====   =====   =====

           A dividend of $.2039 per share for the quarter ended December
               31,1999 ($5,852,519) was declared in December 1999 and paid in January 2000.

 8.     Lease Revenues:

            The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of 1997, 1998 and 1999 lease revenues are as follows:


                                                           1997                  1998                 1999
                                                        -----------          -----------           -----------
        Per Statements of Income:
          Interest income from direct
             financing leases                           $ 4,966,730          $ 4,940,298           $ 4,755,787
          Rental income from operating leases            16,651,513           27,097,224            33,774,608
        Adjustment:
          Share of leasing revenue applicable
             To minority interests                                                                  (1,675,736)
          Share of lease revenues from
             equity investments                           4,422,114            4,501,027             9,914,975
                                                        -----------          -----------           -----------
                                                        $26,040,357          $36,538,549           $46,769,634
                                                        ===========          ===========           ===========

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


            In 1997, 1998 and 1999, the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                                     1997           %             1998          %            1999          %
                                                  -----------   --------    -----------    ---------    -----------    ---------
         Etec Systems, Inc. (a)                   $ 1,556,393          6%   $ 2,857,105            8%   $ 4,664,118           10%
         Advanced Micro Devices, Inc. (b)                                        84,672                   3,048,500            7
         Perry Graphic Communications, Inc.
             and Judd's Incorporated                   82,800                 2,191,567            6      2,191,567            5
         Spectrian Corporation                      1,925,000          7      1,925,000            5      1,947,630            4
         Scott Companies, Inc.                      1,826,069          7      1,940,850            5      1,940,850            4
         Westell Technologies, Inc.                   441,853          2      1,916,387            5      1,916,387            4
         Best Buy Co., Inc. (b)                     1,793,239          7      1,787,480            5      1,779,485            4
         Career Education Corporation                 202,701          1      1,220,308            3      1,736,808            4
         QMS, Inc.                                  1,454,097          6      1,689,375            5      1,689,375            4
         Telos Corporation                          1,447,000          5      1,447,000            4      1,519,193            3
         Q Clubs, Inc.                              1,390,123          5      1,404,608            4      1,416,300            3
         PPD Development, Inc.                      1,302,000          5      1,309,476            4      1,391,715            3
         Sicor, Inc. (b)                            1,309,000          5      1,309,000            4      1,377,223            3
         The Upper Deck Company (b)                 1,319,875          5      1,319,875            4      1,319,875            3
         Del Monte Corporation                      1,286,250          5      1,286,250            4      1,286,250            3
         Silgan Containers Corporation                491,260          2      1,165,952            3      1,275,000            3
         The Bon-Ton Stores, Inc.                     921,294          4      1,270,750            3      1,270,750            3
         BAE Systems, Inc.                            334,734          1      1,262,030            3      1,262,030            3
         Childtime Childcare, Inc.                    218,813          1        670,662            2      1,039,347            2
         Intesys Technologies, Inc. (b)                                                                   1,028,831            2
         Garden Ridge Corporation                     995,764          4        995,764            3        995,764            2
         Compucom Systems, Inc. (b)                                                                         982,213            2
         Texas Freezer Company, Inc.                                            304,196            1        930,750            2
         Big V Holding Corporation                    813,741          3        828,976            2        891,449            2
         Nutramax Products, Inc.                                                637,244            2        831,493            2
         Rheometric Scientific, Inc.                  859,589          3        817,922            2        831,020            2
         The Garden Companies, Inc.                   816,400          3        816,400            2        816,400            2
         Celadon Group, Inc.                          703,944          3        718,791            2        731,592            2
         Randall International, Inc.                                                                        697,724            1
         Vermont Teddy Bear Co., Inc.                 296,857          1        652,400            2        652,400            1
         Lanxide Corporation                        1,030,000          4      1,030,000            3        618,976            1
         Viasystems, New England                      284,628          1        590,000            2        590,000            1
         Sentury Technology Corporation               524,000          2        524,000            1        524,000            1
         International Management
             Consulting, Inc.                                                                               492,253            1
         Wal-Mart Stores, Inc.                        397,226          2        397,226            1        397,226            1
         Ameriserve Food Distribution, Inc. (b)                                                             378,849
         Compass Bank for Savings                      15,707                   167,283                     185,282
         Balanced Care Corporation                                                                          121,009
                                                  -----------   --------    -----------    ---------    -----------    ---------
                                                  $26,040,357        100%   $36,538,549          100%   $46,769,634          100%
                                                  ===========   ========    ===========    =========    ===========    =========

         (a) Net of amounts applicable to minority interests owned by Corporate Property Associates 14 Incorporated ("CPA(R): 14") (b) Represents the Company's proportionate share of lease revenues from its equity investment.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.  Equity Investments:

            The Company owns equity interests with affiliates in eight partnerships and limited liability companies. The affiliates have investment objectives that are similar to those of the Company. These ownership interests consist of a 37% interest in a general partnership which net leases 17 retail stores to Best Buy Co., Inc., a 50% interest in a general partnership that net leases two office buildings to Sicor, Inc., a 50% interest in a limited liability company that net leases two office buildings to The Upper Deck Company, a 33 1/3% interest in a limited liability company that net leases a building to Advanced Micro Devices, Inc., a 33 1/3 % interest in a limited liability company that net leases a building to Compucom Systems, Inc. ("Compucom"), a 50% interest in a limited liability company that net leases a building to Intesys Technologies, Inc. ("Intesys") and 40% interests in two limited liability companies that own four properties leased to Ameriserve Food Distribution, Inc. ("Ameriserve"). Two of the buildings net leased to Ameriserve are being expanded and another is under construction. The interests in the Intesys, Compucom and Ameriserve properties were acquired in 1999.

            Summarized combined financial information of the Company's equity investees is as follows:

                                                            1997              1998             1999
                                                           -------          --------         --------
                  Assets (primarily real estate)                            $184,060         $296,378
                  Liabilities (primarily mortgage

                    notes payable)                                           123,266          189,151
                                                                            --------         --------
                  Capital                                                   $ 60,794         $107,227
                                                                            ========         ========

                  Revenues (primarily rental revenues)     $10,104          $ 10,343         $ 25,338
                  Expenses (primarily interest on
                    mortgages and depreciation)              5,387             5,394           15,010
                                                           -------          --------         --------
                  Net income                               $ 4,717          $  4,949         $ 10,328
                                                           =======          ========         ========


10.     Writedown to Fair Value:

            In March 1996, the Company entered into a direct financing lease for a property in Newark, Delaware with Lanxide Corporation ("Lanxide") that was purchased for $8,679,000. The Company financed the purchase with $4,400,000 from two limited recourse mortgages. In January 1998, Lanxide filed a voluntary bankruptcy petition and subsequently vacated the property. Based on the Company's expectation that future cash flow from the properties would be reduced, Management concluded that there had been an impairment of the value to the property. Based on a writedown of the Company's interest in the property to an estimated fair value of $4,398,000, the Company incurred a noncash charge of $4,281,421 in 1998

11.     Extraordinary Charge on Extinguishment of Debt:

            In February 1995, the Company purchased land and buildings in
               Hayward, California for $11,860,000 and entered into a net lease with Etec Systems, Inc. ("Etec"). In August 1996, the Company entered into a commitment to construct an additional building at the Etec property, and in January 1997, the Company completed construction of the building for $5,241,000.

            In February 1998, the Company entered into a series of transactions including paying off the existing limited recourse mortgage loan on the Etec property, funding additional improvements at the Etec property of approximately $11,518,000, entering into a commitment and construction agency agreement to fund additional improvements of $52,356,000, completed in 1999, amending the existing lease with Etec and transferring ownership of the Etec property to a limited liability company in which CPA(R):14 has an ownership interest. At that time, the Company paid off the $7,957,947 existing limited recourse mortgage loan collateralized by the Etec property. In connection with paying off the loan, the Company incurred a prepayment charge of $379,246 which has been recorded in 1998 as an extraordinary charge on the extinguishment of debt.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



12.     Gains (Losses) on Sale of Real Estate and Securities:

            In February 1995, the Company was granted warrants for 159,314 shares of Etec Systems, Inc. ("Etec") common stock, exercisable at $0.45 share in connection with structuring its net lease with ETEC. The Company agreed, subsequently to cancel its rights to 90,546 warrants for $2,634,000 and used such funds to prepay a portion of the then outstanding mortgage loan on the Etec property. In September 1997, the Company exercised a cashless conversion of its remaining 68,768 Etec warrants for which it received 68,261 Etec shares. In December 1999, the Company sold 57,000 shares of its Etec stock at a gain of $2,356,001. The Company sold its remaining Etec shares in January 2000. The Company also recognized a gain of $148,877 in connection with the redemption of warrants that had been granted by Q Clubs, Inc in connection with structuring net leases with the Company.

            In February 1996, the Company purchased land and building in
               Piscataway, New Jersey for $6,300,000 and entered into a net lease transaction with Rheometric Scientific, Inc. ("Rheometric"). The property included excess land which under the lease could be disposed of at Rheometric's option with the proceeds divided equally between the Company and Rheometric. In July 1998, Rheometric agreed that its share of any proceeds be held in an interest bearing escrow account, and be released to Rheometric only upon Rheometric's satisfaction of certain financial covenants under the lease. On July 14, 1999, the Company sold the excess land and recognized a loss on sale of $196,323. The Company currently holds $256,315 in an interest bearing account on behalf of Rheometric. Annual revenue from the Rheometric lease has not changed as a result of the sale of land.

13.     Disclosures About Fair Value of Financial Instruments:

            The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

            The Company estimates that the fair value of mortgage notes payable approximates the carrying value of such mortgage notes was approximately $109,681,000 and $135,848,000 at December 31, 1998
               and 1999, respectively. The fair value of the mortgage notes payable was evaluated using a cash flow model with a discount rate that takes into account the credit of the tenant and interest rate risk.

            In conjunction with executing a number of its leases, the Company was granted warrants to purchase common stock of the lessee or lease guarantor. To the extent that the lessee is not a publicly traded company, the warrants were judged at the time of issuance to be speculative in nature and a nominal cost basis is attributed to them. The Company believes it is not practicable to estimate the fair value of its stock warrants for closely-held companies. For publicly traded companies, fair value represents the amount by which quoted market value of common stock exceeds the exercise price at December 31, 1999. The Company has warrants to purchase, (a) 150,000 shares of Vermont Teddy Bear Co., Inc. ("Vermont Teddy Bear") common stock, (b) 100,000 shares of QMS common stock and (c) 464,160 shares of Rheometric Scientific, Inc. ("Rheometric") common stock, all of which have publicly-traded common stock. There is no market for the stock warrants of these companies. As of December 31, 1999, the exercise price of the QMS and Rheometric warrants was in excess of the quoted value for their common stock.

14.     Accounting Pronouncement:

            In June 1998, the Financial Accounting Standards Board issued
               Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2000, which establishes accounting and reporting standards for derivative instruments. The Company believes that upon adoption SFAS will not have a material impact on the consolidated financial statements.

MARKET FOR THE PARTNERSHIP'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

                  Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company.

                  As of December 31, 1999 there were 13,968 holders of record of the Shares of the Company.

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

                                      1997              1998                 1999
                                     ------            ------               ------
                  First quarter      $.2015            $.2023              $.2031
                  Second quarter      .2017             .2025               .2033
                  Third quarter       .2019             .2027               .2035
                  Fourth quarter      .2021             .2029               .2037
                                     ------            ------              ------
                                     $.8072            $.8104              $.8136
                                     ======            ======              ======


REPORT ON FORM 10-K

                  The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.