Form 10-Q
period 2000-03-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2000-05-18
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2000
                                       of

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


CPA(R):12 has no active market for common stock at May 16, 2000.
28,619,527 shares of common stock, $.001 Par Value outstanding at May 16, 2000.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES







                                      INDEX



                                                                                                  Page No.
                                                                                                 --------
 PART I
--------
 Item 1. - Financial Information*

           Condensed Consolidated Balance Sheets, as of December 31, 1999
           and March 31, 2000                                                                        2

           Condensed Consolidated Statements of Income for the three
           months ended March 31, 1999 and 2000                                                      3

           Condensed Consolidated Statements of Comprehensive Income
           for the three months ended March 31, 1999 and 2000                                        3

           Condensed Consolidated Statement of Cash Flows for the three
           months ended March 31, 1999 and 2000                                                      4


           Notes to Condensed Consolidated Financial Statements                                    5-7



 Item 2. - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                     8-9




 PART II - Other Information
--------
 Item 3A - Quantitative and Qualitative Disclosure About Market Risk                                10

 Item 4. - Submission of Matters to a Vote of Security Holders                                      10


 Item 6. - Exhibits and Reports on Form 8-K                                                         10


 Signatures                                                                                         11




* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               December 31,           March 31,
                                                                                   1999                 2000
                                                                              ---------------       ---------------
                                                                                  (Note)              (Unaudited)
            ASSETS:
Real estate leased to others:
     Accounted for under the operating method:
               Land                                                            $  43,733,554        $  43,733,554
               Buildings                                                         288,761,467          291,026,034
                                                                               -------------        -------------
                                                                                 332,495,021          334,759,588
               Accumulated depreciation                                           16,002,192           17,867,692
                                                                               -------------        -------------
                                                                                 316,492,829          316,891,896
Net investment in direct financing leases                                         40,479,390           41,014,474
                                                                               -------------        -------------
     Real estate leased to others                                                356,972,219          357,906,370
Equity investments                                                                45,068,997           41,673,035
Cash and cash equivalents                                                          8,847,449           11,265,096
Other assets                                                                       7,199,306            6,382,627
                                                                               -------------        -------------
               Total assets                                                    $ 418,087,971        $ 417,227,128
                                                                               =============        =============

            LIABILITIES:

Limited recourse mortgage notes payable                                        $ 138,361,131        $ 137,461,548
Accrued interest                                                                     422,598            1,034,935
Accounts payable to affiliates                                                     2,885,052            2,583,428
Accounts payable and accrued expenses                                                487,020              516,960
Deferred acquisition fees payable to an affiliate                                  7,911,752            6,867,561
Prepaid rental income and security deposits                                        5,520,543            5,926,009
Dividends payable                                                                  5,852,519            5,845,926
                                                                               -------------        -------------
               Total liabilities                                                 161,440,615          160,236,367
                                                                               -------------        -------------

Minority interest                                                                 22,397,277           23,494,849
                                                                               -------------        -------------
Commitments and contingencies

            SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding 28,909,098 and 28,963,698 shares at
     December 31, 1999 and March 31, 2000                                             28,909               28,963
Additional paid-in capital                                                       259,581,829          260,127,779
Dividends in excess of accumulated earnings                                      (23,346,983)         (23,552,397)
Accumulated other comprehensive income                                               483,269
                                                                               -------------        -------------
                                                                                 236,747,024          236,604,345

Less: common stock in treasury at cost,
     285,051 and 344,171 shares at December 31, 1999
          and March 31, 2000                                                      (2,496,945)          (3,108,433)
                                                                               -------------        -------------

               Total shareholders' equity                                        234,250,079          233,495,912
                                                                               -------------        -------------
               Total liabilities and shareholders' equity                      $ 418,087,971        $ 417,227,128
                                                                               =============        =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Three Months Ended
                                                           March 31, 1999     March 31, 2000
                                                           --------------     --------------

Revenues:
   Rental income                                           $  7,357,090        $  9,588,827
   Interest income from direct financing leases               1,094,112           1,262,367
   Other interest income                                        286,964             109,490
                                                           ------------        ------------
                                                              8,738,166          10,960,684
                                                           ------------        ------------

Expenses:
   Interest                                                   2,304,560           2,690,132
   Depreciation and amortization                              1,431,305           2,101,232
   General and administrative                                   630,916             599,616
   Property expense                                           1,086,224           1,534,265
                                                           ------------        ------------
                                                              5,453,005           6,925,245
                                                           ------------        ------------
   Income before minority investment in income,
     income from equity investments and gain on sale          3,285,161           4,035,439

Minority interest in income                                                        (296,231)
                                                           ------------        ------------
     Income before income from equity investments
        and gain on sale                                      3,285,161           3,739,208

Income from equity investments                                  884,126           1,127,579
                                                           ------------        ------------

     Income before gain on sale                               4,169,287           4,866,787

Gain on sale of securities                                                          778,946
                                                           ------------        ------------

     Net income                                            $  4,169,287        $  5,645,733
                                                           ============        ============

Basic income per common share                              $        .15        $        .20
                                                           ============        ============
Weighted average shares outstanding - basic                  28,566,086          28,673,451
                                                           ============        ============



      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                   Three Months Ended
                                             March 31, 1999     March 31, 2000
                                             --------------     --------------
Net income                                    $ 4,169,287        $ 5,645,733
                                              -----------        -----------
Other comprehensive income
   Change in unrealized appreciation on
     securities during the period                (688,562)           295,677
   Change in unrealized appreciation
     resulting from sale of securities                              (778,946)
                                              -----------        -----------
   Other comprehensive income                    (688,562)          (483,269)
                                              -----------        -----------

   Comprehensive income                       $ 3,480,725        $ 5,162,464
                                              ===========        ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                --------------------------------
                                                                                     1999               2000
                                                                                     ----               ----
Cash flows from operating activities:
   Net income                                                                   $  4,169,287        $  5,645,733
   Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                              1,431,305           2,101,232
        Straight-line rent adjustments and other noncash rent adjustments           (230,270)           (190,583)
        Income from equity investments in excess
          of distributions received                                                                     (106,923)
        Fees paid by issuance of stock                                                                   546,005
        Minority interest income                                                                         296,231
        Provision for uncollected rent                                                63,384
        Gain on sale of securities                                                                      (778,946)
        Change in operating assets and liabilities                                   616,880              85,675
                                                                                ------------        ------------
              Net cash provided by operating activities                            6,050,586           7,598,424
                                                                                ------------        ------------

Cash flows from investing activities:
   Distributions from equity investments in excess of equity income                   16,455
   Capital distribution from equity investments                                                        3,674,944
   Purchases of real estate and equity investments
        and additional capitalized costs                                         (34,052,304)         (3,009,122)
   Proceeds from sale of securities                                                                    1,765,063
   Payment of deferred acquisition fees                                           (1,529,131)         (1,044,191)
                                                                                ------------        ------------

              Net cash (used in) provided by investing activities                (35,564,980)          1,386,694
                                                                                ------------        ------------

Cash flows from financing activities:
   Payments on mortgage principal                                                   (671,193)           (899,583)
   Contributions from minority interest partner                                    9,534,190           1,086,370
   Distributions to minority interest partner                                                           (285,029)
   Dividends paid                                                                 (5,791,570)         (5,857,741)
   Purchase of treasury stock                                                       (406,565)           (611,488)
                                                                                ------------        ------------
          Net cash provided by (used in) financing activities                      2,664,862          (6,567,471)
                                                                                ------------        ------------

              Net (decrease) increase in cash and cash equivalents               (26,849,532)          2,417,647

Cash and cash equivalents, beginning of period                                    37,790,505           8,847,449
                                                                                ------------        ------------

        Cash and cash equivalents, end of period                                $ 10,940,973        $ 11,265,096
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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




Note 1.  Basis of Presentation:
         ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999



Note 2.  Transactions with Related Parties:
         ---------------------------------

Pursuant to the advisory agreement, the Advisor performs certain advisory and administrative services for the Company. For the three-month periods ended March 31, 1999 and 2000, the Company incurred asset management fees of $495,084 and $673,750, respectively, with performance fees in like amount. General and administrative expense reimbursements for three-month periods ended March 31, 1999 and 2000 were $194,042 and $283,457, respectively.



Note 3.  Lease Revenues:
         --------------

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the three-month periods ended March 31, 1999 and 2000 are as follows:

                                                      1999                 2000
                                                      ----                 ----
Per Statements of Income:
     Rental income from operating leases          $  7,357,090        $  9,588,827
     Interest from direct financing leases           1,094,112           1,262,367

Adjustment:
     Share of leasing revenue applicable to
          minority interest                                               (718,173)
     Share of leasing revenue from equity
          investments                                2,045,124           2,680,049
                                                  ------------        ------------
                                                  $ 10,496,326        $ 12,813,070
                                                  ============        ============

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


For the three-month periods ended March 31, 1999 and 2000, the Company earned its proportionate net leasing revenues from its investments as follows:


        Lease Obligor:                            1999                     %           2000                    %
        -------------                             ----                   ----          ----                   ----
Applied Materials, Inc. (a)                  $   746,928                  7%       $ 1,465,387                 11%
Advanced Micro Devices, Inc. (b)                 762,125                  7            726,125                  6
BAE Systems, Inc.                                315,508                  3            679,473                  5
Perry Graphic Communications, Inc.
     and Judd's Incorporated                     547,892                  5            547,892                  4
Scott Companies Inc.                             485,213                  5            505,451                  4
Spectrian Corporation                            481,250                  5            488,792                  4
Westell Technologies, Inc.                       479,097                  5            479,097                  4
QMS, Inc.                                        422,344                  4            448,368                  3
Best Buy Co., Inc. (b)                           446,267                  4            444,132                  3
Career Education Corporation                     361,024                  4            434,203                  3
Telos Corporation                                361,750                  4            385,814                  3
Sicor, Inc. (a)                                  327,250                  3            368,184                  3
Q Clubs, Inc.                                    352,402                  3            355,748                  3
Applied Bioscience International, Inc.           347,929                  3            347,929                  3
The Upper Deck Company (b)                       329,969                  3            329,969                  3
Compucom Systems, Inc. (b)                                                             326,134                  3
Del Monte Corporation                            321,563                  3            321,563                  3
Silgan Containers Corporation                    318,750                  3            318,750                  2
The Bon-Ton Stores, Inc.                         317,688                  3            317,688                  2
Childtime Childcare, Inc.                        199,347                  2            291,679                  2
Intesys Technologies, Inc. (b)                                                         284,344                  2
Big V Holding Corp.                              208,794                  2            267,540                  2
Garden Ridge Corporation                         248,941                  2            248,941                  2
Texas Freezer Company, Inc.                      232,687                  2            232,687                  2
Rheometric Scientific, Inc.                      206,167                  2            210,105                  2
Nutramax Products, Inc.                          205,992                  2            208,814                  2
The Garden Companies, Inc.                       204,100                  2            204,100                  2
Other                                          1,265,349                 12          1,574,161                 12
                                             -----------        -----------        -----------        -----------
                                             $10,496,326                100%       $12,813,070                100%
                                             ===========        ===========        ===========        ===========


(a) Net of Corporate Property Associates 14 Incorporated's minority interest in the Etec Systems, Inc. property. A lease guarantee has been provided by Applied Materials, Inc.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)


Note 4.  Equity Investments:
         ------------------

The Company holds interests in eight entities in which its ownership interest is 50% or less. All of the entities were formed and are owned with affiliates that have similar investment objectives as the Company. The Company's ownership in entities that net lease to the following tenants is as follows: Best Buy Co., Inc., 37%; Intesys Technologies, Inc., 50%; Sicor, Inc., 50%; Ameriserve Food Distribution, Inc., 40%, The Upper Deck Company, 50%; Advanced Micro Devices, Inc., 33.33% and Compucom Systems, Inc., 33.33%. Combined summarized financial information on the Company's equity investments is as follows:



       (In thousands)                                         December 31, 1999            March 31, 2000
                                                              -----------------            --------------
          Assets (primarily real estate)                             $296,378                   $289,217
          Liabilities (primarily mortgage notes
               payable)                                               189,151                    189,237
          Partners' capital and members' equity                       107,227                     99,980


                                                               March 31, 1999              March 31, 2000
                                                               --------------              --------------

          Revenues (primarily rental revenue)                          $5,170                     $6,986
          Expenses (primarily interest on
               mortgages and depreciation)                              3,005                      4,570
                                                                       ------                     ------
          Net income                                                   $2,165                     $2,416
                                                                       ======                     ======



Note 5.  Gain on Sale of Securities:
         --------------------------

        In February 1995, the Company was granted warrants to purchase 159,314 shares of Etec Systems, Inc. ("Etec") common stock, exercisable at $0.45 share, in connection with structuring its net lease with Etec. The Company agreed, subsequently to cancel its rights to 90,546 warrants for $2,634,000 and used such funds to prepay a portion of the then outstanding mortgage loan on the Etec property. In September 1997, the Company exercised a cashless conversion for 68,261 shares of Etec stock. In December 1999, the Company sold 57,000 shares of Etec stock, and sold its remaining 11,261 Etec shares in January 2000. The Company recognized a gain on $778,946 in 2000 on the sale of the 11,261 shares. Etec subsequently was acquired by Applied Materials Inc. which has provided the Company with an unconditional guarantee of Etec's lease obligations.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                          AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



            The following information should be read in conjunction with Corporate Property Associates 12 Incorporated's ("CPA(R):12") condensed consolidated financial statements and notes thereto as of March 31, 2000 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or the objectives and plans of CPA(R):12 will be achieved.


RESULTS OF OPERATIONS:
---------------------

        Net income for the three-month period ended March 31, 2000 increased $1,476,000 as compared with the three-month period ended March 31, 1999. Excluding a gain on the sale of common stock of Etec Systems, Inc. of $779,000 in January 2000, income would have reflected an increase of $697,000, or 17%. The increase in income was due to an increase in lease revenues (rental income and interest income from direct financing leases) and income from equity investments.

        The increase in lease revenues was due to (a) the completion of build-to-suit expansions in 1999 at properties leased to BAE Systems, Inc. and Etec Systems, Inc., (now Applied Materials, Inc.) (b) the commencement of leases in 1999 upon completion of build-to-suit construction of new properties leased to Randall International, Inc., International Management Consulting, Inc., and Balanced Care Corporation, and (c) rent increases at several properties in 1999 and 2000. The increase in income from equity investments was due primarily to full quarter's earnings on the properties net leased to Intesys Technologies, Inc. and Compucom Systems, Inc. which interests were purchased in February 1999 and March 1999, respectively. Income from equity investments reflected CPA(R):12's interests in two net leases for four properties net leased to Ameriserve Food Distribution, Inc. The increase in interest expense was due to the $30,000,000 limited recourse mortgage loan that was obtained on the $52,000,000 expansion to the Etec property subsequent to Etec occupying the property in July 1999. Minority interest in income in the accompanying condensed consolidated statements of income reflects Corporate Property Associates 14 Incorporated's 49.99% ownership interest in the new building at the Etec property. In connection with the acquisition of Etec by Applied Materials Inc. during the first quarter of 2000, CPA(R):12 has obtained an unconditional guarantee of Etec's lease obligations from Applied Materials. The increase in depreciation expense was due to the completion of expansions and new buildings in 1999. The increase in property expenses was due to an increase in the asset management and performance fees and reflects the increase in CPA(R):12's real estate asset base since March 31, 1999.

        CPA(R):12 is continuing to monitor the Ameriserve bankruptcy. CPA(R):12's share of income from its investment in the Ameriserve properties was approximately $140,000 in the current three-month period and its equity investment of approximately $4,800,000 as of March 31, 2000 represented approximately 1% of total assets.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


FINANCIAL CONDITION

        Cash flows from operations of $7,598,000 were sufficient to pay quarterly dividends of $5,858,000, scheduled mortgage principal installments of $900,000 and distributions of $285,000 to the minority interest partners in the Etec property.

        CPA(R):12's investing activities included using $3,009,000 to complete funding of build-to-suit expansions that went into service in 1999 and to pay its Advisor an annual installment of deferred acquisition fees. Under CPA(R):12's advisory agreement, a portion of acquisition, structuring and development fees are deferred rather than paid at the time the acquisition is completed. The advisory agreement requires that the deferred fees be paid over no less than eight years, and is payable only if certain expense limitations are met. CPA(R):12 also received $1,765,000 from its sale of Etec common stock, including $986,000 from the settlement of sale at the end of December 1999. The Company was granted warrants in connection with structuring its initial sale-leaseback with Etec in 1995. Etec subsequently became a publicly-traded company allowing CPA(R):12 to realize substantial value from the grant of warrants. The aggregate realized gain from selling the Etec stock (including gains recognized in 1999 and 2000) was $3,135,000. CPA(R):12 received $3,675,000 as a capital distribution from its investment in the Ameriserve properties with such distribution representing funds released from an escrow account that had been held by one of the Ameriserve mortgage lenders and thereby returning equity that had been invested by CPA(R):12 in the Ameriserve properties.

        In addition to paying dividends, distributions and mortgage principal installments, CPA(R):12's financing activities included receiving a final payment of $1,086,000 from an affiliate for its share of the investment in the Etec property and using $611,000 to pay stock redemptions to shareholders. CPA(R):12 has not yet used its $40,000,000 credit facility that is available to fund acquisitions on a transitional basis. The term of the agreement ends in June 2000, and CPA(R):12 intends to exercise its option to extend the term until June 2001.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART II



Item 3A. - Quantitative and Qualitative disclosures about market risk

        Approximately $117,634,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2000 ranged from LIBOR and 2.75% to the lender's prime rate and 2.0%. There has been material change since December 31, 1999.

(in thousands)
                         2000        2001         2002        2003         2004      Thereafter      Total      Fair Value
                       --------    --------     --------    --------     --------     --------     --------     -----------
Fixed rate             $  4,953    $  3,804     $  4,116    $  4,426     $  5,072     $ 95,263      $117,634     $118,710

Average
   interest rate           9.00%       7.54%        7.54%       7.55%        7.69%        7.63%

Variable rate          $  6,025    $    620     $  5,087    $  5,480     $  2,616                   $ 19,828      $ 19,828


As of March 31, 2000, the Company had no other material exposure to market risk.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            During the quarter ended March 31, 2000, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

            Reports on Form 8-K:

            During the quarter ended March 31, 2000, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES






                                   SIGNATURES





            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                                  AND SUBSIDIARIES






            5/17/00             By:   /s/ John J. Park
            -------                  -----------------
             Date                       John J. Park
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



            5/17/00             By:   /s/ Claude Fernandez
            -------                  ---------------------
             Date                       Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)