Form 10-Q
period 2000-06-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2000-08-11
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2000

                                       of

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


CPA(R):12 has no active market for common stock at August 8, 2000. 28,637,275 shares of common stock, $.001 par value outstanding at August 8, 2000.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES



                                      INDEX



                                                                               Page No.
PART I

Item 1. - Financial Information*

            Condensed Consolidated Balance Sheets, as of December 31, 1999
            and June 30, 2000                                                     2

            Condensed Consolidated Statements of Income for the three
            and six months ended June 30, 1999 and 2000                           3

            Condensed Consolidated Statements of Comprehensive Income
            for the three and six months ended June 30, 1999 and 2000             3

            Condensed Consolidated Statement of Cash Flows for the six
            months ended June 30, 1999 and 2000                                   4

            Notes to Condensed Consolidated Financial Statements                 5-9



Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 10-11




PART II - Other Information

Item 3. - Quantitative and Qualitative Disclosure About Market Risk              12

Item 4. - Submission of Matters to a Vote of Security Holders                    12


Item 6. - Exhibits and Reports on Form 8-K                                       12


Signatures                                                                       13

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I
                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            December 31, 1999        June 30, 2000
                                                            -----------------        -------------
                                                                 (Note)               (Unaudited)

         ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $16,002,192 at December 31, 1999 and
    $18,678,676 at June 30, 2000                              $ 316,492,829          $ 326,468,228
Net investment in direct financing leases                        40,479,390             41,027,735
Equity investments                                               45,068,997             40,669,710
Cash and cash equivalents                                         8,847,449              9,631,576
Other assets                                                      7,199,306              6,809,859
                                                              -------------          -------------
           Total assets                                       $ 418,087,971          $ 424,607,108
                                                              =============          =============

         LIABILITIES:
Limited recourse mortgage notes payable                       $ 138,361,131          $ 145,656,938
Accrued interest                                                    422,598                935,181
Accounts payable to affiliates                                    2,885,052              3,259,047
Accounts payable and accrued expenses                               487,020                376,574
Dividends payable                                                 5,852,519              5,854,136
Prepaid rental income and security deposits                       5,520,543              4,372,533
Deferred acquisition fees payable to an affiliate                 7,911,752              7,351,650
                                                              -------------          -------------
           Total liabilities                                    161,440,615            167,806,059
                                                              -------------          -------------

Minority interest                                                22,397,277             23,196,961
                                                              -------------          -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized,
    40,000,000 shares; issued and outstanding
    28,909,098 and 29,038,380 shares at
    December 31, 1999 and June 30, 2000                              28,909                 29,038
Additional paid-in capital                                      259,581,829            260,459,504
Accumulated other comprehensive income                              483,269                     --
Dividends in excess of accumulated earnings                     (23,346,983)           (23,762,006)
                                                              -------------          -------------
                                                                236,747,024            236,726,536

Less: common stock in treasury at cost,
    285,051 and 345,971 shares at December 31, 1999
    and June 30, 2000                                            (2,496,945)            (3,122,448)
                                                              -------------          -------------

           Total shareholders' equity                           234,250,079            233,604,088
                                                              -------------          -------------
           Total liabilities and shareholders' equity         $ 418,087,971          $ 424,607,108
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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                    Three Months Ended                          Six Months Ended
                                            June 30, 1999        June 30, 2000         June 30, 1999        June 30, 2000
                                            -------------        -------------         -------------        -------------

Revenues:
  Rental income                             $  7,623,026         $  9,872,970          $ 14,980,116         $ 19,461,797
  Interest income from direct
    financing leases                           1,200,739            1,264,086             2,294,851            2,526,453
  Other interest income                          101,687              147,026               388,651              256,516
                                            ------------         ------------          ------------         ------------
                                               8,925,452           11,284,082            17,663,618           22,244,766
                                            ------------         ------------          ------------         ------------

Expenses:
  Interest                                     2,284,548            2,933,485             4,589,108            5,623,617
  Depreciation and amortization                1,523,949            1,901,937             2,955,254            4,003,169
  General and administrative                     802,724              881,989             1,433,640            1,481,605
  Property expenses                            1,297,537            1,870,430             2,383,761            3,404,695
                                            ------------         ------------          ------------         ------------
                                               5,908,758            7,587,841            11,361,763           14,513,086
                                            ------------         ------------          ------------         ------------

     Income before minority
       interest, income from equity
       investments, and gain on
       sale of securities and real
       estate                                  3,016,694            3,696,241             6,301,855            7,731,680

Minority interest in income                           --             (299,468)                   --             (595,699)
                                            ------------         ------------          ------------         ------------

     Income before income from
       equity investments and gain
       on sale of securities and
       real estate                             3,016,694            3,396,773             6,301,855            7,135,981

Income from equity investments                 1,081,132              845,944             1,965,258            1,973,523
                                            ------------         ------------          ------------         ------------

     Income before gain on sale of
       securities and real estate              4,097,826            4,242,717             8,267,113            9,109,504

Gain on sale of securities                            --              191,000                    --              969,946
Gain on sale of real estate                           --            1,212,886                    --            1,212,886
                                            ------------         ------------          ------------         ------------

    Net income                              $  4,097,826         $  5,646,603          $  8,267,113         $ 11,292,336
                                            ============         ============          ============         ============

Basic income per common share               $        .14         $        .19          $        .29         $        .39
                                            ============         ============          ============         ============

Weighted average shares
  outstanding - basic                         28,551,907           28,692,548            28,558,957           28,682,999
                                            ============         ============          ============         ============

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                      Three Months Ended                         Six Months Ended
                                              June 30, 1999        June 30, 2000        June 30, 1999         June 30, 2000
                                              -------------        -------------        -------------         -------------

Net income                                    $  4,097,826         $  5,646,603         $  8,267,113          $ 11,292,336
                                              ------------         ------------         ------------          ------------

Other comprehensive income:
   Change in unrealized gain on
    marketable securities during
    the period                                     248,535                   --             (440,027)              295,677
   Change in unrealized appreciation
    resulting from sale of securities                   --                   --                   --              (778,946)
                                              ------------         ------------         ------------          ------------
   Other comprehensive income:                     248,535                   --             (440,027)             (483,269)
                                              ------------         ------------         ------------          ------------

   Comprehensive income                       $  4,346,361         $  5,646,603         $  7,827,086          $ 10,809,067
                                              ============         ============         ============          ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Six Months Ended June 30,
                                                                                 1999                  2000
                                                                             ------------          ------------

Cash flows from operating activities:
   Net income                                                                $  8,267,113          $ 11,292,336
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                              2,955,254             4,003,169
     Straight-line rent adjustments and other
       noncash rent adjustments                                                  (580,561)             (508,579)
      Fees paid by issuance of stock                                              495,084             1,292,819
      Minority interest in income                                                      --               595,699
      Gains on sale of securities and real estate                                      --            (2,182,831)
      Provision for uncollected rent                                              129,563                    --
      Change in operating assets and liabilities, net                             (76,919)              644,827
                                                                             ------------          ------------
         Net cash provided by operating activities                             11,189,534            15,137,440
                                                                             ------------          ------------

Cash flows from investing activities:
   Distributions from equity investments in excess of equity income               137,677             1,006,644
   Capital distribution from equity investments                                        --             4,195,380
   Purchases of real estate and equity investments and additional
     capitalized costs                                                        (44,164,483)          (11,312,804)
   Repayment of security deposit in connection with sale of property                   --            (1,296,710)
   Proceeds from sale of securities and real estate                                    --            15,449,405
   Payment of deferred acquisition fees                                        (1,529,131)             (560,102)
                                                                             ------------          ------------
         Net cash (used in) provided by investing activities                  (45,555,937)            7,481,813
                                                                             ------------          ------------

Cash flows from financing activities:
   Proceeds from mortgages                                                      2,500,000                    --
   Prepayment of mortgage payable                                                      --            (7,370,926)
   Payments on mortgage principal                                              (1,348,223)           (1,921,926)
   Distributions to minority interest partner                                          --              (279,837)
   Contributions from minority interest partner                                17,732,313               483,822
   Deferred financing costs and mortgage deposits                                (567,502)                   --
   Costs of raising capital                                                            --              (415,014)
   Dividends paid                                                             (11,616,952)          (11,705,742)
   Purchase of treasury stock                                                    (406,565)             (625,503)
                                                                             ------------          ------------
         Net cash provided by (used in) financing activities                    6,293,071           (21,835,126)
                                                                             ------------          ------------

         Net (decrease) increase in cash and cash equivalents                 (28,073,332)              784,127

Cash and cash equivalents, beginning of period                                 37,790,505             8,847,449
                                                                             ------------          ------------

      Cash and cash equivalents, end of period                               $  9,717,173          $  9,631,576
                                                                             ============          ============

Noncash investing and financing activities:
   In connection with the acquisition of properties during the six-months ended
      June 30, 2000, the Company assumed mortgage obligations of $16,588,659.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


Note 2. Transactions with Related Parties:

The Company incurred asset management fees of $509,777 and $675,772 for the three months ended June 30, 1999 and 2000, respectively, and $1,004,861 and $1,349,522 for the six months ended June 30, 1999 and 2000, respectively, with performance fees in like amount. General and administrative expense reimbursements were $188,291 and $268,553 for the three months ended June 30, 1999 and 2000, respectively, and $382,333 and $555,010 for the six months ended June 30, 1999 and 2000, respectively. Effective commencing June 29, 2000, W.P. Carey & Co. LLC ("WPC"), an affiliate of the Company, acquired the business operations of the Advisor, Carey Property Advisors, pursuant to a merger. In connection with the merger, WPC became the Advisor of the Company. All officers of Carey Property Advisors serve in the same capacity for the new Advisor.


Note 3. Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the six-month periods ended June 30, 1999 and 2000 are as follows:

                                                           1999             2000
                                                       ------------     ------------

         Per Statements of Income:
            Rental income from operating leases        $ 14,980,116     $ 19,461,797
            Interest from direct financing leases         2,294,851        2,526,453

         Adjustment:
            Share of leasing revenue applicable to
               minority interest                                 --       (1,436,345)
            Share of leasing revenue from equity
               investments                                4,519,507        5,615,995
                                                       ------------     ------------
                                                       $ 21,794,474     $ 26,167,900
                                                       ============     ============

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


For the six-month periods ended June 30, 1999 and 2000, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                               1999           %          2000            %
                                           -----------      -----     -----------      -----
Applied Materials, Inc. (a)                $ 1,493,855         7%     $ 2,930,775        11%
Advanced Micro Devices, Inc. (b)             1,524,250         7        1,524,250         6
BAE Systems, Inc.                              631,015         3        1,305,332         5
Perry Graphic Communications, Inc.
     and Judd's Incorporated                 1,095,783         5        1,095,783         4
Scott Companies Inc.                           970,425         5        1,021,021         4
Spectrian Corporation                          962,500         4          992,673         4
Westell Technologies, Inc.                     958,193         4          958,193         4
Best Buy Co., Inc. (b)                         890,795         4          886,469         3
QMS, Inc.                                      844,688         4          879,389         3
Career Education Corporation                   868,404         4          868,404         3
Telos Corporation                              747,564         3          771,629         3
Sicor, Inc. (b)                                654,500         3          736,368         3
Q Clubs, Inc.                                  704,804         3          711,496         3
Applied Bioscience International, Inc.         695,857         3          695,857         3
The Upper Deck Company (b)                     659,938         3          659,938         3
Compucom Systems, Inc. (b)                     329,880         2          652,333         2
The Bon-Ton Stores, Inc.                       635,375         3          648,270         2
Del Monte Corporation                          643,125         3          643,125         2
Silgan Containers Corporation                  637,500         3          637,500         2
Childtime Childcare, Inc.                      479,347         2          589,198         2
Intesys Technologies, Inc. (b)                 460,144         2          568,688         2
Big V Holding Corp.                            416,526         2          533,157         2
Garden Ridge Corporation                       497,882         2          497,882         2
Texas Freezer Company, Inc.                    465,375         2          465,375         2
Rheometric Scientific, Inc.                    414,452         2          423,852         2
NutraMax Products, Inc.                        413,865         2          421,758         2
The Garden Companies, Inc.                     408,200         2          408,200         2
Other                                        2,290,232        11        3,640,985        14
                                           -----------      ----      -----------      ----
                                           $21,794,474       100%     $26,167,900       100%
                                           ===========      ====      ===========      ====

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

        (In thousands)                            December 31, 1999     June 30, 2000
                                                  -----------------     -------------

         Assets (primarily real estate)                $296,378            $286,390
         Liabilities (primarily mortgage notes
             payable)                                   189,151             188,704
         Partners' and members' equity                  107,227              97,686

                                                          Six Months Ended
                                                   June 30, 1999     June 30, 2000
                                                   -------------     -------------

         Revenues (primarily rental revenue)         $ 11,519          $ 14,469
         Expenses (primarily interest on
             mortgages and depreciation)               (6,663)           (9,455)
                                                     --------          --------
                  Net income                         $  4,856          $  5,014
                                                     ========          ========

Note 5. Gains on Sale of Real Estate and Securities:

In February 1997, the Company purchased land and building in Mobile, Alabama for $13,874,000 and entered into a net lease agreement with QMS, Inc. ("QMS"). On June 13, 2000, the Company sold the QMS property for $14,479,000 and recognized a gain on sale of $1,212,886. The Company's annual cash flow (rent less mortgage debt service) from the QMS property was $1,085,306.

In connection with structuring a build-to-suit transaction with Texas Freezer Company, Inc. ("Texas Freezer") in September 1997, the Company was granted warrants to purchase 30,390 shares of Texas Freezer common stock, exercisable at $5.30 per share. Texas Freezer is negotiating the sale of substantially all of its assets to Pacific Logistics, L.P. and P&O Cold Logistics, LLC. As a result, in June 2000, the Company received $191,000 in satisfaction of its rights under the warrant agreement.

In February 1995, the Company was granted warrants to purchase 159,314 shares of Etec Systems, Inc. ("Etec") common stock, exercisable at $0.45 share, in connection with structuring its net lease with Etec. The Company agreed subsequently to cancel its rights to 90,546 warrants for $2,634,000 and used such funds to prepay a portion of the then outstanding mortgage loan on the Etec property. In September 1997, the Company exercised a cashless conversion for 68,261 shares of Etec stock. In December 1999, the Company sold 57,000 shares of Etec stock, and sold its remaining 11,261 Etec shares in January 2000. The Company recognized a gain of $778,946 in 2000 on the sale of the 11,261 shares. Etec subsequently was acquired by Applied Materials Inc. which has provided the Company with an unconditional guarantee of Etec's lease obligations.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 6. Acquisition of Real Estate:

On June 29, 2000, the Company acquired two properties located in Fairfax, Virginia and Lombard, Illinois subject to existing net leases with Galyan's Trading Company for $24,204,421, of which $16,588,659 was financed by the assumption of existing limited recourse mortgage debt on the two properties. The Fairfield and Lombard leases currently provide for combined annual rent of $2,350,000, with stated annual increases of 1.5% beginning in September 2000. The leases have initial terms through August 31, 2019, followed by eight five-year renewal options.

The limited recourse mortgage loans on the Fairfax and Lombard properties, which have remaining balances as of the date of acquisition of $8,257,015 and $8,331,644, respectively, provide for monthly payments of interest and principal of $66,059 and $66,668, respectively, at annual interest rates of 8.751% and 8.753%, respectively. The loans mature on September 10, 2009, at which time balloon payments totaling $14,881,850 will be due.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with Corporate Property Associates 12, Incorporated's ("CPA(R):12") condensed consolidated financial statements and notes thereto as of June 30, 2000 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or the objectives and plans of CPA(R):12 will be achieved.


RESULTS OF OPERATIONS:

Net income for the three and six month periods ended June 30, 2000 increased $1,549,000 and $3,025,000 as compared with the three and six month periods ended June 30, 1999. Excluding the effect of gains on sale of securities and real estate in 2000, income would have reflected increases of $145,000 and $842,000 for the three-month and six-month periods ended June 30, 2000, respectively. The increase in income before gains was due to the increase in lease revenues (rental income and interest income from direct financing leases), and was partially offset by increases in property expense and depreciation.

Lease revenues increased as a result of the completion of build-to-suit projects at the Applied Materials, Inc., Balanced Care Corporation and BAE Systems, Inc. properties in 1999 and scheduled rent increases during 1999 and 2000 on several other properties. As a result of completing the Applied Materials, Balanced Care and BAE properties, annual rentals increased $4,286,000. Interest expense has increased primarily as a result of a $30,000,000 limited recourse mortgage loan that was obtained in September 1999, on the $52,000,000 expansion to the Applied Materials property subsequent to its occupancy in July 1999. Depreciation expense has also increased, also as a result of the completion of the Applied Materials expansion in July 1999. Property expenses have increased as a result of increases in asset management and performance fees due to an increase in CPA(R):12's real estate asset values, based on an independent valuation as of December 31, 1999. Until this initial valuation was performed, CPA(R):12's fees were calculated based on the historical cost of real estate assets. Income from equity investments for the three-month periods has decreased as a result of interest expense on mortgage financing obtained on the Intesys Technologies, Inc. property in July 1999 which reduced CPA(R):12's equity income from its investment. The proceeds of the mortgage obtained on the Intesys property were distributed to CPA(R):12 and Corporate Property Associates 14 Incorporated (CPA(R):14) in proportion to their ownership interests. Income from equity investments for the six-month periods remained stable. Minority interest in income has increased following the completion of the Applied Materials $52,000,000 build-to-suit project, of which CPA(R):14 holds a 49.99% interest.

Management continues to monitor the bankruptcy of Ameriserve Food Distribution, Inc. CPA(R):12 owns a 40% interest in four Ameriserve properties, with CPA(R):14 owning the remaining 60% interest. The joint ownership of properties with affiliates such as CPA(R):14 and the use of limited recourse mortgage debt has allowed for the diversification of the portfolio and helped reduce exposure to the risks of any single lessee. In March 2000, one of the Ameriserve property lenders released funds from an escrow account of $10,488,000, of which CPA(R):12 received $4,195,000, with the remaining amounts distributed to CPA(R):14. As of June 30, 2000, CPA(R):12's equity in the Ameriserve property (land and building less limited recourse mortgage debt and CPA(R):14's 60% ownership interest), was approximately $4,197,000. CPA(R):12 and CPA(R):14 hold an $8,700,000 letter of credit from Ameriserve from which funds may be received, subject to the consent of the lender, if Ameriserve does not meet certain obligations under its lease. Ameriserve pays its rent quarterly in advance installments and is currently meeting its rental obligations. Management is continuing to monitor the developments relating to Ameriserve's reorganization closely.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



FINANCIAL CONDITION:

Cash flows from operations of $15,137,000 were sufficient to pay quarterly dividends of $11,706,000, scheduled mortgage principal installments of $1,922,000, and distributions of $280,000 to the minority interest partners in the Applied Materials property.

CPA(R):12's investing activities included using $7,717,000 to acquire two properties leased to Galyan's Trading Company and $3,596,000 to fund the completion of two build-to-suit projects that went into service in 1999 and other capital costs. CPA(R):12 paid an annual installment of $560,000 to its Advisor for deferred acquisition fees in accordance with CPA(R):12's advisory agreement. CPA(R):12 received $4,195,000 from the release of an escrow held by one of the Ameriserve lenders, thereby representing a return of capital on CPA(R):12's equity investment in the Ameriserve properties. CPA(R):12 received proceeds of $14,153,000, net of refunding a security deposit, from the sale of securities and the QMS, Inc. property in Mobile, Alabama.

In addition to paying dividends, minority interest distributions, and scheduled mortgage principal payment installments, CPA(R):12's financing activities included using $5,062,000 from the QMS sale proceeds to pay off the mortgage loan on the property, making a scheduled mortgage balloon payment of $2,309,000 on a maturing mortgage, and paying $626,000 in stockholder redemptions. CPA(R):12's $40,000,000 credit facility which expired in June 2000 was extended for $20,000,000 through June 2001. The credit facility may be used to fund acquisitions. No advances have yet been made under the facility. Any advances under the facility are recourse obligations of CPA(R):12 and are subject to CPA(R):12 meeting specific financial covenants. CPA(R):12 is in compliance with its financial covenants.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                                     PART II


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $131,068,000 of CPA(R):12's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2000 ranged from LIBOR plus 3.5% to the lender's prime rate plus 2.0%. There has been material change since December 31, 1999.

(in thousands)
                            2000         2001         2002         2003         2004       Thereafter       Total     Fair Value
                            ----         ----         ----         ----         ----       ----------       -----     ----------
Fixed rate debt           $ 1,845      $ 3,932      $ 4,255      $ 4,578      $ 4,988      $ 111,470      $131,068     $133,131

Average interest rate        7.49%        7.50%        7.51%        7.51%        7.53%          7.73%

Variable rate debt        $ 5,716      $   372      $   396      $ 5,480      $ 2,625             --      $ 14,589     $ 14,589

As of June 30, 2000, CPA(R):12 had no other material exposure to market risk.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual Shareholders meeting was held on June 15, 2000, at which time a vote was taken to elect CPA(R):12's directors through the solicitation of proxies. The following directors were elected for a one-year term:

                                       Total           Shares        Shares
         Name of Director          Shares Voting     Voting Yes     Voting No
         ----------------          -------------     ----------     ---------
         William P. Carey           14,760,036       14,595,709      164,327
         Ralph G. Coburn            14,760,036       14,467,327      292,709
         William Ruder              14,760,036       14,576,819      183,217
         George E. Stoddard         14,760,036       14,527,679      232,357
         Thomas E. Zacharias        14,760,036       14,601,025      159,011


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (b)        Reports on Form 8-K:

                    During the quarter ended June 30, 2000, CPA(R):12 was not required to file any reports on Form 8-K

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES




                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                              AND SUBSIDIARIES





    8/10/00                    By:  /s/ John J. Park
   ---------                       ---------------------------------------------
     Date                               John J. Park
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



    8/10/00                    By:  /s/ Claude Fernandez
   ---------                       ---------------------------------------------
     Date                               Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)