Form 10-Q
period 2000-09-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2000-11-13
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 2000

                                       of

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

CPA(R):12 has no active market for common stock at November 10, 2000.
CPA(R):12 has 28,766,710 shares of common stock, $.001 par value outstanding at November 10, 2000.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                                      INDEX



                                                                                       Page No.
                                                                                       --------
 PART I
 ------
 Item 1. - Financial Information*

                  Condensed Consolidated Balance Sheets, as of December 31, 1999
                  and September 30, 2000                                                      2

                  Condensed Consolidated Statements of Income for the three
                  and nine months ended September 30, 1999 and 2000                           3

                  Condensed Consolidated Statements of Comprehensive Income
                  for the three and nine months ended September 30, 1999 and 2000             4

                  Condensed Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1999 and 2000                                    5


                  Notes to Condensed Consolidated Financial Statements                       6-8

Item 2. - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       9-10

Item 3. - Quantitative and Qualitative Disclosure About Market Risk                          11


 PART II - Other Information
 -------
Item 4. - Submission of Matters to a Vote of Security Holders                                11

Item 6. - Exhibits and Reports on Form 8-K                                                   11

Signatures                                                                                   12

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         December 31, 1999               September 30, 2000
                                                                    ----------------------------     -----------------------------
                                                                              (Note)                         (Unaudited)
           ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $16,002,192 at December 31, 1999 and
    $20,483,208 at September 30, 2000                                            $316,492,829                      $324,619,748
Net investment in direct financing leases                                          40,479,390                        41,073,758
Equity investments                                                                 45,068,997                        41,222,675
Cash and cash equivalents                                                           8,847,449                         8,807,804
Other assets                                                                        7,199,306                         7,489,792
                                                                    ----------------------------      ----------------------------
             Total assets                                                        $418,087,971                      $423,213,777
                                                                    ============================      ============================

           LIABILITIES:
Limited recourse mortgage notes payable                                          $138,361,131                      $144,638,258
Accrued interest                                                                      422,598                           991,858
Accounts payable to affiliates                                                      2,885,052                         3,796,077
Accounts payable and accrued expenses                                                 487,020                           408,806
Dividends payable                                                                   5,852,519                         5,872,912
Prepaid rental income and security deposits                                         5,520,543                         4,584,171
Deferred acquisition fees payable to an affiliate                                   7,911,752                         7,351,650
                                                                    ----------------------------      ----------------------------
             Total liabilities                                                    161,440,615                       167,643,732
                                                                    ----------------------------      ----------------------------

Minority interest                                                                  22,397,277                        22,996,700
                                                                    ----------------------------      ----------------------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized, 40,000,000 shares;
    issued and outstanding 28,909,098 and 29,103,161 shares at
    December 31, 1999 and September 30, 2000                                           28,909                            29,103
Additional paid-in capital                                                        259,581,829                       261,133,164
Accumulated other comprehensive income                                                483,269                                 -
Dividends in excess of accumulated earnings                                       (23,346,983)                      (24,919,580)
                                                                    ----------------------------      ----------------------------
                                                                                  236,747,024                       236,242,687

Less: common stock in treasury at cost,
    285,051 and 402,605 shares at December 31, 1999
    and September 30, 2000                                                         (2,496,945)                       (3,669,342)
                                                                    ----------------------------      ----------------------------

             Total shareholders' equity                                           234,250,079                       232,573,345
                                                                    ----------------------------      ----------------------------
             Total liabilities and shareholders' equity                          $418,087,971                      $423,213,777
                                                                    ============================      ============================

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Three Months Ended September 30,
                                                     1999                         2000
                                            ------------------------     ------------------------
Revenues:
  Rental income                                        $9,527,443                 $10,047,444
  Interest income from direct
    financing leases                                    1,201,778                   1,291,251
  Other interest income                                   120,911                     100,768
                                            ------------------------     ------------------------
                                                       10,850,132                  11,439,463
                                            ------------------------     ------------------------
Expenses:
  Interest                                              2,494,809                   3,124,426
  Depreciation and amortization                         1,842,452                   1,948,912
  General and administrative                              704,197                     802,218
  Property expenses                                     1,069,658                   1,585,321
                                            ------------------------     ------------------------
                                                        6,111,116                   7,460,877
                                            ------------------------     ------------------------

      Income before minority interest,
        income from equity investments,
        and (loss) gain on sale of
        securities and real estate                      4,739,016                   3,978,586

Minority interest in income                              (763,729)                   (224,185)
                                            ------------------------     ------------------------

     Income before income from equity
        investments and (loss) gain on
        sale of securities and real
        estate                                          3,975,287                   3,754,401

Income from equity investments                            927,626                     974,078
                                            ------------------------     ------------------------

      Income before gain on sale of
        securities and real estate                      4,902,913                   4,728,479

Gain on sale of securities                                      -                           -
(Loss) gain on sale of real estate                       (196,323)                    (11,765)
                                            ------------------------     ------------------------

    Net income                                         $4,706,590                  $4,716,714
                                            ========================     ========================

Basic income per common share                               $ .16                        $.16
                                                   ================             =================

Weighted average shares
  outstanding - basic                                  28,601,803                  28,671,301
                                            ========================     ========================

                                                         Nine Months Ended September 30,
                                                       1999                          2000
                                              ------------------------     --------------------------
Revenues:
  Rental income                                         $24,507,559                   $29,509,241
  Interest income from direct
    financing leases                                      3,496,629                     3,817,704
  Other interest income                                     509,562                       357,284
                                              ------------------------     --------------------------
                                                         28,513,750                    33,684,229
                                              ------------------------     --------------------------
Expenses:
  Interest                                                7,083,917                     8,748,043
  Depreciation and amortization                           4,797,707                     5,952,081
  General and administrative                              2,137,836                     2,283,823
  Property expenses                                       3,453,419                     4,990,016
                                              ------------------------     --------------------------
                                                         17,472,879                    21,973,963
                                              ------------------------     --------------------------

      Income before minority interest,
        income from equity investments,
        and (loss) gain on sale of
        securities and real estate                       11,040,871                    11,710,266

Minority interest in income                                (763,729)                     (819,884)
                                              ------------------------     --------------------------

     Income before income from equity
        investments and (loss) gain on
        sale of securities and real
        estate                                           10,277,142                    10,890,382

Income from equity investments                            2,892,884                     2,947,601
                                              ------------------------     --------------------------

      Income before gain on sale of
        securities and real estate                       13,170,026                    13,837,983

Gain on sale of securities                                        -                       969,946
(Loss) gain on sale of real estate                         (196,323)                    1,201,121
                                              ------------------------     --------------------------

    Net income                                          $12,973,703                   $16,009,050
                                              ========================     ==========================

Basic income per common share                                 $ .45                          $.56
                                                     =================              =================

Weighted average shares
  outstanding - basic                                    28,578,396                    28,679,071
                                              ========================     ==========================

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                     Three Months Ended September 30,
                                                      1999                       2000
                                             -----------------------     ----------------------
Net income                                            $4,706,590                  $4,716,714
                                             -----------------------     ----------------------

Other comprehensive income:
   Change in unrealized gain on marketable
    securities during
    the period                                           285,203                           -
   Change in unrealized appreciation
    resulting from sale of securities                          -                           -
                                             -----------------------     ----------------------
   Other comprehensive income:                           285,203                           -
                                             -----------------------     ----------------------

   Comprehensive income                               $4,991,793                  $4,716,714
                                             =======================     ======================

                                                           Nine Months Ended September 30,
                                                          1999                          2000
                                                -------------------------     -------------------------
Net income                                                $12,973,703                   $16,009,050
                                                -------------------------     -------------------------

Other comprehensive income:
   Change in unrealized gain on marketable
    securities during
    the period                                               (154,824)                      295,677
   Change in unrealized appreciation
    resulting from sale of securities                               -                      (778,946)
                                                -------------------------     -------------------------
   Other comprehensive income:                               (154,824)                     (483,269)
                                                -------------------------     -------------------------

   Comprehensive income                                   $12,818,879                   $15,525,781
                                                =========================     =========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Nine Months Ended September 30,
                                                                                 1999                              2000
                                                                      ---------------------------       ---------------------------
Cash flows from operating activities:
   Net income                                                                     $12,973,703                       $16,009,050
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                 4,797,707                         5,952,081
      Straight-line rent adjustments and other
        noncash rent adjustments                                                     (830,128)                         (906,874)
       Fees paid by issuance of stock                                               1,004,861                         1,966,348
       Minority interest in income                                                    763,729                           819,884
       Loss (gain) on sale of securities and real estate                              196,323                        (2,171,067)
       Provision for uncollected rent                                                 210,032                                 -
       Change in operating assets and liabilities, net                               (658,643)                         (282,070)
                                                                      ---------------------------       ---------------------------
           Net cash provided by operating activities                               18,457,584                        21,387,352
                                                                      ---------------------------       ---------------------------

Cash flows from investing activities:
   Distributions from equity investments in excess of equity income                   402,836                           667,277
   Capital distribution from equity investments                                             -                         4,195,380
   Purchases of real estate and equity investments and additional
      capitalized costs                                                           (48,730,162)                      (11,531,674)
   Proceeds from sale of securities and real estate                                   256,315                        15,482,585
   Payment of deferred acquisition fees                                            (1,529,131)                         (560,102)
                                                                      ---------------------------       ---------------------------
           Net cash (used in) provided by investing activities                    (49,600,142)                        8,253,466
                                                                      ---------------------------       ---------------------------

Cash flows from financing activities:
   Proceeds from mortgages                                                         32,500,000                                 -
   Prepayment of mortgage payable                                                           -                        (7,370,926)
   Payments on mortgage principal                                                  (2,050,565)                       (2,940,606)
   Distributions to minority interest partner                                        (718,173)                         (704,281)
   Capital distributions to minority interest partner                             (15,000,000)                                -
   Contributions from minority interest partner                                    18,463,434                           483,822
   Deferred financing costs and mortgage deposits                                    (422,554)                                -
   Costs of raising capital                                                                 -                          (414,818)
   Dividends paid                                                                 (17,439,174)                      (17,561,255)
   Purchase of treasury stock                                                        (861,302)                       (1,172,397)
                                                                      ---------------------------       ---------------------------
           Net cash provided by (used in) financing activities                     14,471,666                       (29,680,461)
                                                                      ---------------------------       ---------------------------

           Net decrease in cash and cash equivalents                              (16,670,892)                          (39,643)

Cash and cash equivalents, beginning of period                                     37,790,505                         8,847,449
                                                                      ---------------------------       ---------------------------

       Cash and cash equivalents, end of period                                   $21,119,613                       $ 8,807,806
                                                                      ===========================       ===========================

Noncash investing and financing activities:
   In connection with the acquisition of properties during the nine-months ended September 30, 2000, the Company assumed mortgage obligations of $16,588,659.

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

The Company has adopted the provisions of Staff Accounting Bulletin No. 101 - Revenue Recognition ("SAB 101"). The adoption of SAB 101 has not had a material effect on the Company's financial position and results of operations.

Note 2.  Transactions with Related Parties:

The Company incurred asset management fees of $434,654 and $685,952 for the three months ended September 30, 1999 and 2000, respectively, and $1,439,515 and $2,035,474 for the nine months ended September 30, 1999 and 2000, respectively, with performance fees in like amount. General and administrative expense reimbursements were $242,770 and $269,634 for the three months ended September 30, 1999 and 2000, respectively, and $625,103 and $824,644 for the nine months ended September 30, 1999 and 2000, respectively.

Note 3.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the nine-month periods ended September 30, 1999 and 2000 are as follows:

                                                                          1999                             2000
                                                                          ----                             ----
        Per Statements of Income:
            Rental income from operating leases                             $24,507,559                     $29,509,241
            Interest from direct financing leases                             3,496,629                       3,817,704

        Adjustment:
            Share of leasing revenue applicable to
               minority interest                                               (957,564)                     (2,167,175)
            Share of leasing revenue from equity
               investments                                                    7,031,374                       8,552,612
                                                               ---------------------------      ----------------------------
                                                                            $34,077,998                     $39,712,382
                                                               ===========================      ============================

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


For the nine-month periods ended September 30, 1999 and 2000, the Company earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                                      1999                   %                     2000                    %
                                            -------------------------    -----------     -------------------------     -----------
Applied Materials, Inc. (a)                            $3,198,729             9%                    $4,420,859             11%
Advanced Micro Devices, Inc. (b)                        2,286,375             7                      2,286,375              6
BAE Systems, Inc.                                         946,523             3                      1,884,454              5
Perry Graphic Communications, Inc.
     and Judd's Incorporated                            1,643,675             5                      1,643,675              4
Scott Companies Inc.                                    1,455,638             4                      1,536,591              4
Spectrian Corporation                                   1,443,750             4                      1,496,553              4
Westell Technologies, Inc.                              1,437,290             4                      1,437,290              4
Best Buy Co., Inc. (b)                                  1,336,023             4                      1,329,446              3
Career Education Corporation                            1,302,606             4                      1,302,606              3
Telos Corporation                                       1,133,379             3                      1,157,443              3
Sicor, Inc. (b)                                         1,009,040             3                      1,104,552              3
Q Clubs, Inc.                                           1,060,552             3                      1,073,236              3
Applied Bioscience International, Inc.                  1,043,786             3                      1,043,786              3
The Upper Deck Company (b)                                989,906             3                        989,907              2
The Bon-Ton Stores, Inc.                                  953,063             3                        985,300              2
Compucom Systems, Inc. (b)                                656,047             2                        978,500              2
Del Monte Corporation                                     964,688             3                        964,688              2
Silgan Containers Corporation                             956,250             3                        956,250              2
Childtime Childcare, Inc.                                 759,347             2                        886,716              2
QMS, Inc.                                               1,267,031             4                        879,389              2
Intesys Technologies, Inc. (b)                            744,488             2                        853,031              2
Big V Holding Corp.                                       625,298             2                        799,967              2
Lanxide Corporation                                       438,295             1                        760,380              2
Garden Ridge Corporation                                  746,823             2                        746,823              2
Texas Freezer Company, Inc.                               698,063             2                        698,063              2
Galyan's Trading Company                                        -             -                        696,344              2
The Garden Companies, Inc.                                612,300             2                        638,273              2
Rheometric Scientific, Inc.                               622,736             2                        637,598              2
NutraMax Products, Inc.                                   622,679             2                        636,768              2
Other                                                   3,123,618             9                      4,887,519             12
                                            -------------------------    -----------     -------------------------     -----------
                                                      $34,077,998           100%                   $39,712,382            100%
                                            ========================= == ===========     =========================     ===========

       (a) Net of Corporate Property Associates 14 Incorporated's minority interest in the Etec Systems, Inc. ("Etec") property. The lease obligations of Etec are unconditionally guaranteed by Applied Materials, Inc.

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

 (In thousands)                                                           December 31, 1999               September 30, 2000
                                                                          -----------------               ------------------
 Assets (primarily real estate)                                                 $296,378                         $287,014
 Liabilities (primarily mortgage notes
     payable)                                                                    189,151                          187,888
 Partners' and members' equity                                                   107,227                           99,126

                                                                                          Nine Months Ended
                                                                         September 30, 1999                September 30, 2000
                                                                         ------------------                ------------------

 Revenues (primarily rental revenue)                                             $17,982                         $21,953
 Expenses (primarily interest on
     mortgages and depreciation)                                                 (10,707)                        (14,466)
                                                                         ------------------                ------------------
           Net income                                                           $  7,275                         $ 7,487
                                                                         ==================                ==================

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Corporate Property Associates 12, Incorporated's ("CPA(R):12") condensed consolidated financial statements and notes thereto as of September 30, 2000 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or the objectives and plans of CPA(R):12 will be achieved.

RESULTS OF OPERATIONS:

Net income for the three-month and nine-month periods ended September 30, 2000 increased by $10,000 and $3,035,000, respectively, as compared with the three-month and nine-month periods ended September 30, 1999. Excluding the effect of gains on sale of securities and real estate in 2000, income would have reflected a decrease of $174,000 and an increase of $668,000 for the three-month and nine-month periods ended September 30, 2000, respectively. The decrease in income before gains for the three-month period ended September 30, 2000 was primarily due to increases in interest and property expenses and was partially offset by increases in lease revenues (rental income and interest income from direct financing leases). The increase in income before gains for the nine-month period ended September 30, 2000 was due to an increase in lease revenues, and was partially offset by increases in property and interest expenses.

Lease revenues for the three-month and nine-month periods ended September 30, 2000 have increased as result of the completion of build-to-suit projects at the Applied Materials, Inc., Balanced Care Corporation and BAE Systems, Inc. properties in 1999 and scheduled rent increases during 1999 and 2000 on several other properties. The increase is also due to the acquisition in June 2000 of properties leased to the Galyan's Trading Company, Inc. As a result of completing the Applied Materials, Balanced Care and BAE properties, annual rentals increased $4,286,000. Interest expense has increased primarily as a result of a $30,000,000 limited recourse mortgage loan that was obtained in September 1999 on the $52,000,000 expansion to the Applied Materials property subsequent to its occupancy in July 1999. Interest expense also increased as result of limited recourse mortgage financing assumed in connection with the acquisition of the Galyan properties. Depreciation, a non-cash expense, has increased primarily as a result of the completion of the Applied Materials expansion. Property expenses have increased as a result of increases in asset management and performance fees. The fees are based on CPA(R):12's real estate asset values, pursuant to an independent valuation as of December 31, 1999. Until this initial valuation was performed, CPA(R):12's fees were calculated based on the historical cost of real estate assets, so that the increase in fees reflects, in part, the increase in value of the portfolio's properties. Income from equity investments for the three-month and nine-month periods remained stable.

Management continues to monitor the bankruptcy of Ameriserve Food Distribution, Inc. CPA(R):12 owns a 40% interest in four Ameriserve properties and an affiliate, Corporate Property Associates 14 Incorporated ("CPA(R):14") owns the remaining 60% interest. The joint ownership of properties with affiliates such as CPA(R):14 and the use of limited recourse mortgage debt has allowed for the diversification of the portfolio and helped reduce exposure to the risks of any single lessee. In March 2000, one of the Ameriserve property lenders released funds from an escrow account of $10,488,000, of which CPA(R):12 received $4,195,000 with the remaining amounts available to fund construction of the Ameriserve properties. As of September 30, 2000, CPA(R):12's equity in the Ameriserve property (land and building less limited recourse mortgage debt and CPA(R):14's 60% ownership interest), was $4,635,000. In August 2000, CPA(R):12 and CPA(R):14 funded $1,175,000 of construction costs for work that had been completed at the Ameriserve property. CPA(R):12 and CPA(R):14 hold an $8,700,000 letter of credit from Ameriserve from which funds may be received, subject to the consent of the lender, if Ameriserve does not meet certain obligations under its lease. Although Ameriserve pays its rent quarterly in advance installments and is currently meeting its rental obligations, CPA(R):12 and CPA(R):14 intend to draw on the letter of credit. The availability of any funds drawn from the letter of credit is subject to negotiations with the lender. Management is continuing to monitor the developments relating to Ameriserve's reorganization closely.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)




FINANCIAL CONDITION:

Cash flows from operations of $21,387,000 were sufficient to pay quarterly dividends of $17,561,000, scheduled mortgage principal installments of $2,941,000, and distributions of $704,000 to the minority interest partner in the Applied Materials property which are based solely on the cash flow from that property.

CPA(R):12's investing activities included using $7,717,000 and assuming existing limited recourse loans of $16,589,000 to acquire two properties leased to Galyan's Trading Company and $3,815,000 to fund the completion of two build-to-suit projects that went into service in 1999 and other capital costs. CPA(R):12 paid an annual installment of $560,000 to its Advisor for deferred acquisition fees in accordance with CPA(R):12's advisory agreement. CPA(R):12 received $4,195,000 from the release of an escrow held by one of the Ameriserve lenders, thereby representing a return of capital on CPA(R):12's equity investment in the Ameriserve properties. As of September 30, 2000, CPA(R):12's equity invested in the Ameriserve properties was $4,635,000. CPA(R):12 received proceeds of $14,186,000 from the sale of the QMS, Inc. property in Mobile, Alabama and $1,297,000 from the sale of securities.

In addition to paying dividends, minority interest distributions and scheduled mortgage principal payment installments, CPA(R):12's financing activities included using $5,062,000 from the QMS sale proceeds to pay off the mortgage loan on the property, making a scheduled mortgage balloon payment of $2,309,000 on a maturing mortgage, and paying $1,172,000 in treasury stock purchases. CPA(R):12 exercised its option to extend the maturity of its credit facility for an additional year until June 2001. In connection with the extension, CPA(R):12 reduced the facility from $40,000,000 to $20,000,000. The credit facility may be used to fund acquisitions. Any advances under the facility are recourse obligations of CPA(R):12 and are subject to CPA(R):12 meeting specific financial covenants. CPA(R):12 is in compliance with its financial covenants.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                                     PART II


Item 3. - Quantitative and Qualitative disclosures about market risk

Approximately $130,164,000 of CPA(R):12's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2000 ranged from LIBOR plus 3.5% to the lender's prime rate plus 2.0%. There has been no material change since December 31, 1999.

(in thousands)

                           2000          2001         2002        2003         2004        Thereafter          Total     Fair Value
                           ----          ----         ----        ----         ----        ----------          -----     ----------
Fixed rate debt           $  938        $3,932       $4,255      $4,578       $4,988        $111,473         $130,164     $132,217

Average interest rate      7.50%         7.50%        7.51%       7.51%        7.53%          7.73%

Variable rate debt        $5,595         $ 371       $  395      $5,478       $2,635            -            $ 14,474     $ 14,474

As of September 30, 2000, CPA(R):12 had no other material exposure to market risk.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the quarter ended September 30, 2000, no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K



       (b)    Reports on Form 8-K:

              During the quarter ended September 30, 2000, CPA(R):12 was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                AND SUBSIDIARIES


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                               AND SUBSIDIARIES






        11/10/00        By:      /s/ John J. Park
       ----------               ------------------------------------------------
         Date                         John J. Park
                                      Executive Vice President, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial Officer)



        11/10/00        By:      /s/ Claude Fernandez
       ----------               ------------------------------------------------
         Date                         Claude Fernandez
                                      Executive Vice President and
                                      Chief Administrative Officer
                                      (Principal Accounting Officer)