Form 10-K405
period 2000-12-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2001-03-30
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                      For the year ended DECEMBER 31, 2000

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


CPA(R):12 has no active market for common stock at March 27, 2001. Non-affiliates held 27,744,363 shares of common stock, $.001 Par Value outstanding at March 27, 2001.

                                     PART I

Item 1.    Business.

Corporate Property Associates 12 (CPA(R):12) Incorporated is a real estate investment trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2000, CPA(R):12's portfolio consisted of 93 properties leased to 40 tenants and totaling more than 9.4 million square feet.

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

W.P. Carey & Co. LLC and its wholly-owned management subsidiary, Carey Asset Management Corp., provide both strategic and day-to-day management for CPA(R):12, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. A wholly-owned subsidiary of W.P. Carey & Co. LLC, Carey Asset Management Corp., also provides office space and other facilities for CPA(R):12. Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CPA(R):12 functions as a fully integrated operating company. CPA(R):12 pays asset management fees to Carey Asset Management Corp. and pays certain transactional fees. CPA(R):12 also reimburses W.P. Carey & Co. LLC for certain expenses. Carey Asset Management Corp. serves in this capacity for Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated and Corporate Property Associates 14 Incorporated.

CPA(R):12's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2000, CPA(R):12 had no employees. Carey Asset Management Corp. employs 24 individuals who perform services for CPA(R):12.

BUSINESS OBJECTIVES AND STRATEGY

CPA(R):12's objectives are to:

    - pay quarterly dividends at an increasing rate that for taxable shareholders may be partially free from current taxation;

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

DEVELOPMENTS DURING 2000

In February 1995, CPA(R):12 was granted warrants to purchase 159,314 shares of Etec common stock, exercisable at $0.45 share, in connection with structuring its net lease with Etec. CPA(R):12 subsequently agreed to cancel its rights to 90,546 warrants for $2,634,000 and used such funds to prepay a portion of the then outstanding mortgage loan on the Etec property. In September 1997, CPA(R):12 exercised a cashless conversion for 68,261 shares of Etec stock. CPA(R):12 sold 57,000 Etec shares in December 1999 and the remaining 11,261 shares in January 2000.

In February 1997, CPA(R):12 purchased land and building in Mobile, Alabama and entered into a net lease agreement with QMS, Inc. ("QMS"). In June 2000, CPA(R):12 sold the QMS property for $14,479,000 and recognized a gain on sale of $1,212,886. In November 2000, CPA(R):12 converted QMS warrants for QMC common stock it received in connection with structuring the QMS lease for 100,000 shares of QMS and sold the shares at a gain of $269,215.

In connection with structuring its net lease with Texas Freezer Company, Inc. ("Texas Freezer") in September 1997, CPA(R):12 was granted warrants to purchase 30,390 shares of Texas Freezer. In June 2000, Texas Freezer sold substantially all of its assets to Pacific Logistics, L.P. and P&O Cold Logistics, LLC. In connection with the sale, Texas Freezer was required to satisfy the rights of warrant holders. Accordingly, CPA(R):12 recognized a gain of $191,000 in connection with receiving a lump sum payment in satisfaction of its rights.

On June 29, 2000, CPA(R):12 acquired two properties located in Fairfax, Virginia and Lombard, Illinois subject to existing net leases with Galyan's Trading Company for $24,204,421, of which $16,588,659 was financed by the assumption of existing limited recourse mortgage debt on the two properties. The Fairfield and Lombard leases currently provide for combined annual rent of $2,350,000, with stated annual increases of 1.5% beginning in September 2000. The leases have initial terms through August 31, 2019, followed by eight five-year renewal options.

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

In 1999, CPA(R):12 entered into a credit agreement for a $40,000,000 credit facility that allows it to fund acquisitions on a transitional basis. The term of the credit agreement was extended through June 2001; however, the amount available under the line was reduced to $20,000,000.

CPA(R):12 and Corporate Property Associates 14 Incorporated, an affiliate, structured two net leases with Ameriserve Food Distribution, Inc. in 1999 for four distribution centers. As structured, CPA(R):12 and CPA(R):14, with 40% and 60% ownership interests, respectively, were committed to invest up to $55,800,000 in the properties, with $32,000,000 of this commitment financed with limited recourse mortgage debt. In addition, Ameriserve provided CPA(R):12 and CPA(R):14 with irrevocable letters of credit of $8,700,000 as a security deposit. During 2000, Ameriserve declared bankruptcy and subsequently entered into a settlement agreement with CPA(R):12 and CPA(R):14. The settlement agreement provided for a cash payment of $3,100,000 and allowed CPA(R):12 and CPA(R):14 to draw on the full amount of the letters of credit. CPA(R):12 and CPA(R):14 were obligated to assign a substantial portion of these funds to the mortgage lenders, who used such funds in the first quarter of 2001 to reduce the outstanding balance of the mortgage loans. CPA(R):12 and CPA(R):14 entered into net leases for three of the properties with the company that purchased Ameriserve's operations. The guarantor of the three new leases is McLane Company, Inc., a wholly-owned subsidiary of Wal-Mart Stores, Inc.

On December 7, 2000, CPA(R):12 purchased a property in Hickory Creek, Texas on which a building is being constructed on a build-to-suit basis and entered into a net lease with Rave Reviews Hickory Creek I L.P. The lease obligations are unconditionally guaranteed by Rave Reviews Cinemas, L.L.C. The total purchase price including construction costs will not exceed $6,936,372. The lease has an initial term of 20 years with one ten-year renewal term and provides for an initial annual rent, which will be based on the total costs necessary to complete the project, of up to $778,347, with annual increases based on a formula indexed to the Consumer Price Index beginning on the second lease anniversary. Construction was completed in February 2001.

ACQUISITION STRATEGIES

W.P. Carey & Co. LLC has a well-developed process with established procedures and systems for acquiring net leased property on behalf of CPA(R):12. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, W.P. Carey & Co. LLC has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. CPA(R):12 takes advantage of W.P. Carey & Co. LLC's presence in the net lease market to build its portfolio. In evaluating opportunities for CPA(R):12, W.P. Carey & Co. LLC carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. CPA(R):12 believes that W.P. Carey & Co. LLC has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. W.P. Carey & Co. LLC seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. CPA(R):12 believes that the experience of W.P. Carey & Co. LLC's management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables W.P. Carey & Co. LLC to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

W.P. Carey & Co. LLC's strategy in structuring its net lease investments for CPA(R):12 is to:

    - combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

    -   enhance current returns by utilizing varied lease structures;

    - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

    - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock. As of December 31, 2000, CPA(R):12 held warrant positions in 5 tenants.

FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):12 uses leverage when available on favorable terms. CPA(R):12 has approximately $155,581,000 in property level debt outstanding. These mortgages mature between the current year and 2020 and have interest rates between 6.5% and 10.5%. CPA(R):12 also maintains a credit facility that provides for borrowings of up to $20,000,000, of which $4,300,000 was outstanding on December 31, 2000. W.P. Carey & Co. LLC continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

In analyzing potential acquisitions, W.P. Carey & Co. LLC reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CPA(R):12's acquisition criteria. The aspects of a transaction which are reviewed and structured by W.P. Carey & Co. LLC include the following:

        Tenant Evaluation. W.P. Carey & Co. LLC subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability.

        W.P. Carey & Co. LLC seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, CPA(R):12 can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CPA(R):12's properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). W.P. Carey & Co. LLC may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CPA(R):12 with additional financial security.

        Leases with Increasing Rents. W.P. Carey & Co. LLC seeks to include clauses in CPA(R):12's leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. CPA(R):12 seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

        Properties Important to Tenant Operations. W.P. Carey & Co. LLC, on behalf of CPA(R):12, generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. CPA(R):12 believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. W.P. Carey & Co. LLC also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, CPA(R):12 can either continue operating the business conducted at the property or release the property to another entity in the industry which can operate the property profitably.

        Lease Provisions that Enhance and Protect Value. When appropriate, W.P. Carey & Co. LLC attempts to include provisions in CPA(R):12's leases that require CPA(R):12's consent to certain tenant activity or require the tenant to satisfy certain operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables CPA(R):12 to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to CPA(R):12 or could reduce the value of CPA(R):12's properties.

        Diversification. W.P. Carey & Co. LLC tries to diversify CPA(R):12's portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, CPA(R):12 reduces the adverse effect on CPA(R):12 of a single under-performing investment or a downturn in any particular industry or geographic location.

W.P. Carey & Co. LLC employs a variety of other strategies and practices in connection with CPA(R):12's acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. In certain instances, CPA(R):12 grants to the tenant a right to purchase the property leased by the tenant, but generally the option purchase price will be not less than the fair market value of the property. W.P. Carey & Co. LLC's practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition.

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

The Investment Committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. W.P. Carey & Co. LLC places special emphasis on having experienced individuals serve on its Investment Committee and does not invest in a transaction unless it is approved by the Investment Committee.

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

ASSET MANAGEMENT

CPA(R):12 believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, releasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

W.P. Carey & Co. LLC monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. W.P. Carey & Co. LLC reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, W.P. Carey & Co. LLC periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

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

CPA(R):12 typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by independent environmental consulting and engineering firms for all properties acquired by CPA(R):12. Where warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. CPA(R):12 may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. CPA(R):12 normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase.

Additionally, CPA(R):12 often structures its leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, CPA(R):12 may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate CPA(R):12's statutory liability or preclude claims against CPA(R):12 by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in CPA(R):12's leases may provide a basis for CPA(R):12 to recover from the tenant damages or costs for which it has been found liable.

INDUSTRY SEGMENT

CPA(R):12 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2000, Applied Materials, Inc. represented 11% of the total operating revenue of CPA(R):12. No other lessee represented 10% or more of total operating revenue.

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

        We depend on major tenants.

        Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 10 properties, represent 30% of annualized revenues. The default, financial distress or bankruptcy of any of the tenants of such properties could cause interruptions in the receipt of lease revenues from such tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property.

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

        A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

                2001 - $7.5 million;
                2002 - None
                2003 - $5.1 million;
                2004 - None; and
                2005 - $4.1 million.

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

        We depend on the efforts of the executive officers and key employees of W.P. Carey & Co. LLC. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

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

Item 2.    Properties.

Set forth below is certain information relating to the Company's properties owned as of December 31, 2000.

                                                                RENT PER     SHARE OF
LEASE OBLIGOR/                OWNERSHIP             SQUARE       SQUARE       CURRENT       INCREASE     LEASE         MAXIMUM
  LOCATION                    INTEREST(1)           FOOTAGE       FOOT     ANNUAL RENTS(2)   FACTOR      TERM            TERM
--------------------------------------------------------------------------------------------------------------------------------
APPLIED MATERIALS, INC. (ETEC SYSTEMS, INC.)(3)
                           Majority interest in
  Hayward, CA              a limited liability      342,000       25.54       5,861,250      CPI       Sep. 2014      Jan. 2030
                           company owning
                           land and building

ADVANCED MICRO DEVICES, INC. (3)
                           33 1/3% interest in
  Sunnyvale, CA            a limited liability      362,000       25.26       3,048,195      CPI       Dec. 2018      Dec. 2038
                           company owning
                           land and buildings


GALYAN'S TRADING COMPANY(3)
  Lombard, IL; Fairfax, VA        100%              197,245       12.09       2,385,250      Stated    Aug. 2019      Aug. 2059

BAE SYSTEMS, INC.
  San Diego, CA                   100%              128,000       16.57       2,121,214      CPI       Jan. 2007      Jan. 2007

SCOTT COMPANIES, INC. (3)
  San Leandro, CA                 100%              270,000        7.64       2,062,281      CPI       Jan. 2017      Jan. 2032

SPECTRIAN CORPORATION(3)
  Sunnyvale, CA (2)               100%              141,787        7.82       2,015,521      CPI       Nov. 2011      Nov. 2026

PERRY GRAPHIC COMMUNICATIONS AND JUDD'S INCORPORATED(3)
  Baraboo and Waterloo, WI        100%              899,476        2.10       1,888,875      Stated    Dec. 2017      Dec. 2032

BEST BUY CO., INC. (3)
  Denver and Fort Collins,
  CO; Aurora, Bedford        37% interest
  Park, Bloomingdale,        in a general
  Matteson and Schaumburg,   partnership            594,778        8.45       1,859,088      Stated    Apr. 2018      Apr. 2033
  IL; Omaha, NE;             owning land
  Albuquerque, NM;           and buildings
  Arlington, Beaumont,
  Dallas, El Paso, Fort
  Worth, Houston and
  Plano, TX; Madison, WI

WESTELL TECHNOLOGIES, INC.
  Aurora, IL                      100%              185,410        9.62       1,783,215      Stated    Sep. 2017      Sep. 2027

CAREER EDUCATION CORPORATION
  Mendota Heights, MN             100%              118,000       13.44       1,585,882      Stated    May  2009      May 2019

TELOS CORPORATION(3)
  Loudon County, VA               100%              192,775        8.01       1,543,258      CPI       Mar. 2016      Mar. 2036

SICOR, INC.(3)
                             50% interest
  San Diego, CA (2)          in a general           144,311       20.41       1,472,736      CPI       Jul. 2009      Jul. 2044
                             partnership
                             owning land
                             and buildings

                                                                RENT PER     SHARE OF
LEASE OBLIGOR/                OWNERSHIP             SQUARE       SQUARE       CURRENT       INCREASE     LEASE         MAXIMUM
  LOCATION                    INTEREST(1)           FOOTAGE       FOOT     ANNUAL RENTS(2)   FACTOR      TERM            TERM
--------------------------------------------------------------------------------------------------------------------------------
Q CLUBS, INC.
  Austin, TX(3)                   100%               43,935       17.14         752,962      CPI       Jun. 2013      Jun. 2033
  Houston, TX                     100%               46,733       14.85         694,000      CPI       Jul. 2016      Jul. 2036
                                                    -------                  ----------
      Total:                                         90,668                   1,446,962

PPD DEVELOPMENT, INC.(3)
  Austin, TX                      100%              180,879        7.70       1,391,715      CPI       Nov. 2010      Nov. 2030

THE BON-TON STORES, INC.(3)
  Allentown and
    Johnstown, PA                 100%              407,081        3.31       1,348,121      CPI       Apr. 2017      Apr. 2047

THE UPPER DECK COMPANY(3)
                            50% interest in a
  Carlsbad, CA              limited liability       294,779        8.96       1,319,875      CPI       Dec. 2020      Dec. 2040
                            company owning
                            land and buildings

COMPUCOM SYSTEMS, INC.(3)
                           33 1/3% interest in
  Dallas, TX               a limited liability      242,333       16.15       1,304,536      CPI       Apr. 2019      Apr. 2029
                           company owning
                           land and buildings

DEL MONTE CORPORATION(3)
  Mendota, IL; Plover,             50%              748,000        3.44       1,286,250      CPI       Jun. 2016      Jun. 2056
  Toppenish and Yakima, WA

AMERISERVE FOOD DISTRIBUTION, INC.
                           40% interest in two
  Shawnee, KS;             limited liability        529,428        6.02       1,275,602      CPI       Dec. 2020      Dec. 2040
  Burlington, NJ;          companies owning
  Manassas, VA             land and buildings

SILGAN CONTAINERS CORPORATION
  Fort Dodge, IA;
  Oconomowoc and                  100%              386,265        3.30       1,275,000      CPI       Mar. 2013      Mar. 2028
  Menomonie, WI

CHILDTIME CHILDCARE, INC.(3)
  Chandler, AZ; Fleming
  Island, FL; Ackworth,
  GA; Hauppauge and               100%               71,378       16.67       1,190,074      CPI       Oct. 2018      Oct. 2028
  Patchogue, NY; New
  Territory and Sugarland,
  TX; Hampton, VA;
  Siverdale, WA

INTESYS TECHNOLOGIES, INC.
                            50% interest in a
  Gilbert, AZ               limited liability       243,370        9.35       1,137,375      CPI       Jan. 2019      Jan. 2039
                            company owning
                            land and building

BIG V HOLDING CORP.(3,4)

  Ellenville and                                                                             Stated/
    Warwick, NY                    45%              141,428       15.86       1,009,426       % of     Oct. 2024      Oct. 2044
                                                                                              Sales

                                                                RENT PER     SHARE OF
LEASE OBLIGOR/                OWNERSHIP             SQUARE       SQUARE       CURRENT       INCREASE     LEASE         MAXIMUM
  LOCATION                    INTEREST(1)           FOOTAGE       FOOT     ANNUAL RENTS(2)   FACTOR      TERM            TERM
--------------------------------------------------------------------------------------------------------------------------------
PACIFIC LOGISTICS, L.P. (FORMERLY TEXAS FREEZER COMPANY, INC.)(3)
  Dallas, TX                      100%              219,614        4.24         930,750      CPI       Jan. 2019      Jan. 2059

THE GARDEN COMPANIES, INC.(3)
  Chattanooga, TN                 100%              242,317        3.80         920,292      CPI       Jun. 2015      Jun. 2035

NUTRAMAX PRODUCTS, INC.
  Houston, TX                     100%              248,960        3.45         860,038      CPI       Apr. 2013      Apr. 2018

RHEOMETRIC SCIENTIFIC, INC.
  Piscataway, NJ                  100%              104,120        8.21         854,986      CPI       Feb. 2011      Feb. 2031

GARDEN RIDGE CORPORATION(3)
  South Tulsa, OK                 100%              141,284        6.05         854,164      CPI       Apr. 2016      Apr. 2036

INTERNATIONAL MANAGEMENT CONSULTANT, INC.
  Ashburn, VA                     100%               69,983       11.10         777,036      CPI       Feb. 2014      Feb. 2014

CELADON GROUP, INC.
  Indianapolis, IN                100%               60,938       12.61         768,318      CPI       Sep. 2016      Sep. 2036

VERMONT TEDDY BEAR CO., INC.(3)
  Shelburne, VT                   100%               62,000       11.25         697,632      CPI       Jul. 2017      Jul. 2032

VIASYSTEMS, NEW ENGLAND(3)
  Milford, MA                     100%              108,125        5.46         590,000      CPI       Jul. 2009      Jul. 2014

SENTRY TECHNOLOGY CORPORATION
  Hauppauge, NY                   100%               68,333        8.03         548,739      CPI       Dec. 2016      Dec. 2020

BALANCED CARE CORPORATION
  Mechanicburg, PA                100%               42,000       11.52         484,035      CPI       Jun. 2013      Jun. 2023

WAL-MART STORES, INC.(3)
  Greenfield, IN                  100%               82,620        4.81         397,226      Stated    Jan. 2005      Jan. 2020

COMPASS BANK FOR SAVINGS
  Bourne, Sandwich and
  Wareham, MA                     100%               22,208        8.55         189,886      CPI       Dec. 2017      Dec. 2037

VARIOUS TENANTS(3)
  Newark, DE                      100%              162,220

RAVE REVIEWS CINEMAS, L.L.C.
  Hickory Creek, TX               100%               57,126        Under construction                  Feb. 2021      Feb. 2041

            1.  Percentage of ownership in land and building, except as noted.

            2. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.

            3.  These properties are encumbered by mortgage notes payable.

            4.  Includes percentage of sales rents.

Item 3.    Legal Proceedings.

As of the date hereof, Registrant is not a party to any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2000 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

Information with respect to the Company's common equity is hereby incorporated by reference to page 21 of Registrant's Annual Report contained in Appendix A.


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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk:

Approximately $141,223,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2000 ranged from LIBOR plus 3.5% to the lender's prime rate plus 2%.

(in thousands)

                      2001    2002     2003      2004    2005    Thereafter     Total     Fair Value
                      ----    ----     ----      ----    ----    ----------     -----     ----------
Fixed rate debt      $4,193  $4,536   $4,885    $5,311  $9,752    $112,546     $141,223    $144,816
Weighted average
   interest rate      7.58%   7.59%    7.59%     7.61%   7.87%       7.81%
Variable rate debt   $8,990   $ 156   $5,212       -       -           -       $ 14,358    $ 14,358

As of December 31, 2000, CPA(R):12 had no other material exposure to market risk.

Item 8.    Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of Registrant are hereby incorporated by reference to pages 6 to 20 of the Company's Annual Report contained in Appendix A:

  (i) Report of Independent Accountants.
( ii) Consolidated Balance Sheets as of December 31, 1999 and 2000
(iii) Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000.
 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000.
  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.
 (vi) Notes to Consolidated Financial Statements.


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

               The following consolidated financial statements are filed as a part of this Report:

                 Report of Independent Accountants.

                 Consolidated Balance Sheets, December 31, 1999 and 2000.

                 Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000.

                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

                 Notes to Consolidated Financial Statements.

               The consolidated financial statements are hereby incorporated by reference to pages 6 to 20 of the Company's Annual Report contained in Appendix A.


   (a)     2.  Financial Statement Schedules:

               The following schedules are filed as a part of this Report:

                 Schedule III -Real Estate and Accumulated Depreciation as of December 31, 2000.

                 Schedule III of the Company is contained on pages 22 to 25 of this Form 10-K.

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

Exhibit
  No.                  Description                                                   Method of Filing
-------                -----------                                                   ----------------

   3.1      Articles of Incorporation of Registrant.                        Exhibit 3(A) to Registration Statement
                                                                            (Form S-11) No. 33-68728

   3.2      Bylaws of Registrant.                                           Exhibit 3(B) to Registration Statement
                                                                            (Form S-11) No. 33-68728

  10.1      Advisory Agreement between Registrant and Carey Property        Exhibit 10(A) to Registration
            Advisors.                                                       Statement (Form S-11) No. 33-68728

  10.2      Lease Agreement dated October 8, 1993 between Elwa-BV (NY)      Filed as Exhibit 10.2 to Registrant's
            QRS 11-24, Inc., as Landlord, and Big V Supermarkets, Inc.,     Form 10-K dated March 30, 1995
            as Tenant.

  10.3      Amendment to Lease Agreement dated July 15, 1994 by and         Filed as Exhibit 10.3 to Registrant's
            between Elwa-BV (NY) QRS 11-24, Inc. and Big V                  Form 10-K dated March 30, 1995
            Supermarkets, Inc.

  10.4      Amended and Restated Mortgage and Security Agreement dated      Filed as Exhibit 10.4 to Registrant's
            October 8, 1993 from Elwa-BV (NY) QRS 11-24, Inc., as           Form 10-K dated March 30, 1995
            Mortgagor, to Key Bank of New York.

  10.5      $7,500,000 Amended, Restated and Consolidated Bonds dated       Filed as Exhibit 10.5 to Registrant's
            October 8, 1993.                                                Form 10-K dated March 30, 1995

  10.6      Modification and Assumption Agreement dated July 15, 1994       Filed as Exhibit 10.6 to Registrant's
            among Elwa-BV (NY) QRS 11-24, Inc., Elwa-BV (NY) QRS            Form 10-K dated March 30, 1995
            12-3, Inc. and Key Bank of New York, as Lender.

  10.7      Lease dated April 15, 1993 between BB Property Company, as      Filed as Exhibit 10.7 to Registrant's
            Lessor, and Best Buy Co., Inc., as Lessee.                      Form 10-K dated March 30, 1995

  10.8      Note Purchase Agreement dated April 15, 1993 among BB           Filed as Exhibit 10.8 to Registrant's
            Property Company, Best Buy Co., Inc., and Teachers              Form 10-K dated March 30, 1995
            Insurance and Annuity Association of America.

  10.9      $32,800,000 Note dated April 20, 1993 from BB Property          Filed as Exhibit 10.9 to
            Company, as Maker, to Teachers Insurance and Annuity            Registrant's Form 10-K dated March 30, 1995
            Association of America, as Holder.

  10.10     Deed of Trust and Security Agreement dated April 15, 1993       Filed as Exhibit 10.10 to Registrant's
            from BB Property Company, as Grantor, to Frank E.               Form 10-K dated March 30, 1995
            Stevenson, II, Esq., Thomas P. Solheim, Esq., Charles D.
            Calvin, Esq., Wallace A. Richardson. Esq., Michael D.
            Miselman, Esq. and Keleher & McLeod, P.A., as Trustee, and
            Teachers Insurance and Annuity Association of America, as
            Beneficiary.

  10.11     Owner's Lien Agreement dated April 15, 1993 by Corporate        Filed as Exhibit 10.11 to Registrant's
            Property Associates 10 Incorporated ("CPA(R):10") and Carey     Form 10-K dated March 30, 1995
            Institutional Properties Incorporated ("CIP(TM)"), for the
            benefit of Teachers Insurance and Annuity Association of
            America.

Exhibit
  No.                  Description                                                   Method of Filing
-------                -----------                                                   ----------------

  10.12     First Amendment to Owner's Lien Agreement dated May 27,         Filed as Exhibit 10.12 to Registrant's
            1994 by CPA(R):10, CIP(TM) and Registrant for the               Form 10-K dated March 30, 1995
            benefit of Teachers Insurance and Annuity Association
            of America.

  10.13     $3,353,745 Limited Obligation Promissory Note dated May 13,     Filed as Exhibit 10.13 to Registrant's
            1994 from BBC (NE) QRS 12-2, Inc., as Borrower, to              Form 10-K dated March 30, 1995
            Registrant, as Lender.

  10.14     Lease Agreement dated December 21, 1993 by and between GENA     Filed as Exhibit 10.14 to Registrant's
            Property Company, as Landlord, and Gensia, Inc., as Tenant.     Form 10-K dated March 30, 1995

  10.15     Deed of Trust, Security Agreement and Financing Statement       Filed as Exhibit 10.15 to Registrant's
            dated December 21, 1993 between GENA Property Company, as       Form 10-K dated March 30, 1995
            Trustor, and The Northwestern Mutual Life Insurance
            Company, as Trustee.

  10.16     $13,000,000 Promissory Note dated December 21, 1993 from        Filed as Exhibit 10.16 to Registrant's
            GENA Property Company, as Obligor, to The                       Form 10-K dated March 30, 1995
            Northwestern Mutual Life Insurance Company, as Obligee.

  10.17     Lease Agreement dated February 1, 1995 by and between ESI       Filed as Exhibit 10.17 to Registrant's
            (CA) QRS 12-6, Inc., as Landlord, and ETEC Systems, Inc.,       Form 8-K dated June 23, 1995
            as Tenant.

  10.18     Deed of Trust, Assignment of Rents and Security Agreement       Filed as Exhibit 10.18 to Registrant's
            dated February 1, 1995 by ESI (CA) QRS 12-6, Inc., as           Form 8-K dated June 23, 1995
            Trustor, in favor of First American Title Insurance
            Company, as Trustee, for the benefit of
            Creditanstalt-Bankverein, as Beneficiary.

  10.19     $6,350,000 Real Estate Note dated February 1, 1995 by ESI       Filed as Exhibit 10.19 to Registrant's
            (CA) QRS 12-6, Inc., as Maker, to Creditanstalt-                Form 8-K dated June 23, 1995
            Bankverein, as Holder.

  10.20     Lease dated July 3, 1994 by and between Greenwalt               Filed as Exhibit 10.20 to Registrant's
            Development, Inc., as Landlord, and Wal-Mart Stores, Inc.,      Form 8-K dated June 23, 1995
            as Tenant.

  10.21     Assignment and Assumption of Lease dated February 10, 1995      Filed as Exhibit 10.21 to Registrant's
            by and between Greenwalt Development, Inc., as Assignor,        Form 8-K dated June 23, 1995
            and WALS (IN) QRS 12-5, Inc., as Assignee.

  10.22     Estoppel Certificate dated February 9, 1995 from Wal-Mart       Filed as Exhibit 10.22 to Registrant's
            Stores, Inc. to WALS (IN) QRS 12-5, Inc.                        Form 8-K dated June 23, 1995

  10.23     Lease Agreement dated June 8, 1995 by and between SFC (TX)      Filed as Exhibit 10.23 to Registrant's
            QRS 12-7, Inc., as Landlord, and Sports & Fitness Clubs of      Form 8-K dated June 23, 1995
            America, Inc., as Tenant.

  10.24     Loan Agreement dated June 8, 1995 by and between SFC (TX)       Filed as Exhibit 10.24 to Registrant's
            QRS 12-7, Inc., as Borrower, and Bank One, Texas, N.A.          Form 8-K dated June 23, 1995

  10.25     $2,750,000 Note dated June 8, 1995 from SFC (TX) QRS 12-7,      Filed as Exhibit 10.25 to Registrant's
            Inc. to Bank One, Texas, N.A.                                   Form 8-K dated June 23, 1995

  10.26     Deed of Trust and Security Agreement dated June 8, 1995         Filed as Exhibit 10.26 to Registrant's
            from SFC (TX) QRS 12-7, Inc., as Mortgagor, to Mr. Brian J.     Form 8-K dated June 23, 1995
            Tuerff, as Trustee, for Bank One, Texas, N.A., as Mortgagee.

  10.27     Lease Agreement dated June 20, 1995 by and between Bud          Filed as Exhibit 10.27 to Registrant's
            Limited Liability Company, as Landlord, and NK Lawn             Form 8-K dated June 23, 1995
            & Garden Co., as Tenant.

Exhibit
  No.                  Description                                                   Method of Filing
-------                -----------                                                   ----------------

  10.28     Construction Agency Agreement dated October 31, 1995            Filed as Exhibit 10.28 to Registrant's
            between Del Monte Corporation and DELMO (PA) QRS                Form 8-K dated November 27, 1995
            11-36 and DELMO (PA) QRS 12-10.

  10.29     Lease Agreement dated October 31, 1995 by and between DELMO     Filed as Exhibit 10.29 to Registrant's
            (PA) QRS 11-36 and DELMO (PA) QRS 12-10,                        Form 8-K dated November 27, 1995
            collectively, as Landlord, and Del Monte Corporation,
            as Tenant.

  10.30     Lease Agreement dated November 13, 1995 by and between ABI      Filed as Exhibit 10.30 to Registrant's
            (TX) QRS 12-11, Inc., as Landlord, and Pharmaco LSR             Form 8-K dated November 27, 1995
            International Inc., as Tenant.

  10.31     Lease Agreement dated December 26, 1995 by and between          Filed as Exhibit 2.1 to Registrant's
            Cards Limited Liability Company, as Landlord, and The Upper     Form 8-K dated February 2, 1996
            Deck Company, as Tenant.

  10.32     $15,000,000 Promissory Note dated January 3, 1996 from          Filed as Exhibit 2.2 to Registrant's
            Cards Limited Liability Company to Column Financial, Inc.       Form 8-K dated February 2, 1996

  10.33     Lease Agreement dated February 23, 1996 by and between RSI      Filed as Exhibit 2.1 to Registrant's
            (NJ) QRS 12-13, Inc., as Landlord, and Rheometric               Form 8-K dated March 9, 1996
            Scientific, Inc., as Tenant.

  10.34     $3,300,000 Promissory Note dated February 23, 1996 from RSI     Filed as Exhibit 2.2 to Registrant's
            (NJ) QRS 12-13, Inc. to NatWest Bank N.A.                       Form 8-K dated March 9, 1996

  10.35     Stock Purchase Warrant for 132,617 Shares of Rheometric         Filed as Exhibit 2.3 to Registrant's
            Scientific, Inc. Common Stock.                                  Form 8-K dated March 9, 1996

  10.36     Stock Purchase Warrant for 331,543 Shares of Rheometric         Filed as Exhibit 2.4 to Registrant's
            Scientific, Inc. Common Stock.                                  Form 8-K dated March 9, 1996

  10.37     Lease Agreement dated March 11, 1996 by and between TEL         Filed as Exhibit 10.41 to Registrant's
            (VA) QRS 12-15, Inc., as Landlord, and Telos Corporation, a     Post-Effective Amendment No. 3
            Maryland corporation, Telos Corporation, a California           dated March 6, 1997
            corporation, Telos Field Engineering, Inc., a Delaware
            corporation, and Telos International Corp., a Delaware
            corporation, as Tenants.

  10.38     Lease Agreement dated March 28, 1996 by and between LAX         Filed as Exhibit 10.42 to Registrant's
            (DE) QRS 12-16, Inc., as Landlord, and Lanxide Corporation,     Post-Effective Amendment No. 3
            as Tenants.                                                     dated March 6, 1997

  10.39     Stock Purchase Warrant for 15,500 Shares of Lanxide             Filed as Exhibit 10.43 to Registrant's
            Corporation Common Stock.                                       Post-Effective Amendment No. 3
                                                                            dated March 6, 1997

  10.40     Promissory Note dated March 28, 1996 given by LAX (DE) QRS      Filed as Exhibit 10.44 to Registrant's
            12-16, Inc. to Lanxide Corporation.                             Post-Effective Amendment No. 3
                                                                            dated March 6, 1997

  10.41     Lease Agreement dated July 23, 1996 by and between SFC (TX)     Filed as Exhibit 10.45 to Registrant's
            QRS 12-18, Inc., as Landlord, and Sports & Fitness Clubs of     Post-Effective Amendment No. 3
            America, Inc., as Tenant.                                       dated March 6, 1997

Exhibit
  No.                  Description                                                   Method of Filing
-------                -----------                                                   ----------------

  10.42     Stock Purchase Warrant for 5,089 Shares of Q Clubs, Inc.        Filed as Exhibit 10.46 to Registrant's
            Common Stock.                                                   Post-Effective Amendment No. 3
                                                                            dated March 6, 1997

  10.43     Guaranty and Suretyship Agreement made by Celadon Group,        Filed as Exhibit 10.47 to Registrant's
            Inc. to QRS 12-17, Inc.                                         Post-Effective Amendment No. 3
                                                                            dated March 6, 1997

  10.44     Lease Agreement dated September 19, 1996 by and between CEL     Filed as Exhibit 10.48 to Registrant's
            (IN) QRS 12-17, Inc., as Landlord, and Celadon Trucking         Post-Effective Amendment No. 3
            Services, Inc., as Tenant.                                      dated March 6, 1997

  10.45     Lease Agreement dated November 19, 1996 by and between SPEC     Filed as Exhibit 10.49 to Registrant's
            (CA) QRS 12-20, Inc., as Landlord, and Spectrian                Post-Effective Amendment No. 3
            Corporation, as Tenants.                                        dated March 6, 1997

  10.46     Lease Agreement dated December 24, 1996 by and between NOG      Filed as Exhibit 10.50 to Registrant's
            (NY) QRS 12-23, Inc., as Landlord, and Knogo North America,     Post-Effective Amendment No. 3
            Inc., as Tenants.                                               dated March 6, 1997

  10.47     Amendment to Lease dated December 14, 1996 by and between       Filed as Exhibit 10.51 to Registrant's
            WEEDS (OK) QRS 12-22, Inc., as Landlord, and Garden Ridge,      Post-Effective Amendment No. 3
            L.P., as Tenant.                                                dated March 6, 1997

  10.48     Mortgage Assignment of Rents and Security Agreement dated       Filed as Exhibit 10.52 to Registrant's
            December 27, 1996 between WEEDS (OK) QRS 12-22, Inc.,           Post-Effective Amendment No. 3
            Mortgagor, and GMAC Commercial Mortgage Corporation.            dated March 6, 1997

  10.49     Lease Agreement dated January 23, 1997 by and between BUILD     Filed as Exhibit 10.53 to Registrant's
            (CA) QRS 12-24, Inc., as Landlord, and Scott Corporation,       Post-Effective Amendment No. 3
            as Tenants.                                                     dated March 6, 1997

  10.50     Lease agreement dated July 8, 1997 by and between GGAP          Filed as Exhibit 10.1 to Registrant's
            (MA)  QRS 12-31, Inc., as Landlord, and PAGG Corporation,       Form 8-K dated June 13, 1997
            as Tenants.

  10.51     Lease agreement dated July 10, 1997 by and between URSA         Filed as Exhibit 10.2 to Registrant's
            (VT)  QRS 12-30, Inc., as Landlord, and The Vermont Teddy       Form 8-K dated June 13, 1997
            Bear Company, as Tenants.

  10.52     Lease agreement dated April 10, 1997 by and between BT          Filed as Exhibit 10.3 to Registrant's
            (PA)  QRS 12-25, Inc., as Landlord, and The Bon-Ton             Form 8-K dated June 13, 1997
            Department Stores, Inc., as Tenants.

  10.53     Lease agreement dated June 13, 1997 by and between CAN          Filed as Exhibit 10.4 to Registrant's
            (WI)  QRS 12-34, Inc., as Landlord, and Silgan Containers       Form 8-K dated June 13, 1997
            Corporation, as Tenants.

  10.54     Lease agreement dated September 30, 1997 by and between         Filed as Exhibit 10.1 to Registrant's
            CPA(R):12, Inc. as Landlord, and Westell, Inc., as Tenant.      Form 8-K dated March 31, 1998

  10.55     Lease agreement dated November 26, 1997 by and between          Filed as Exhibit 10.2 to Registrant's
            CPA(R):12, Inc. as Landlord, and Randall International, as      Form 8-K dated March 31, 1998
            Tenant.

  10.56     Lease agreement dated December 31, 1997 by and between          Filed as Exhibit 10.3 to Registrant's
            CPA(R):12, Inc. as Landlord, and Sandwich Cooperative Bank,     Form 8-K dated March 31, 1998
            as Tenant.

Exhibit
  No.                  Description                                                   Method of Filing
-------                -----------                                                   ----------------

  10.57     Lease agreement dated November 12, 1997 by and between          Filed as Exhibit 10.4 to Registrant's
            CPA(R):12, Inc. as Landlord, and Brown Institute, Ltd., as      Form 8-K Dated March 31, 1998
            Tenant.

  10.58     Lease agreement dated September 25, 1997 by and between         Filed as Exhibit 10.5 to Registrant's
            CPA(R):12, Inc. as Landlord, and GDE Systems, Inc., as          Form 8-K dated March 31, 1998
            Tenant.

  10.59     Lease agreement dated July 8, 1997 by and between               Filed as Exhibit 10.6 to Registrant's
            CPA(R):12, Inc. as Landlord, and PAGG Corporation, as           Form 8-K dated March 31, 1998
            Tenant.

  10.60     Lease agreement dated September 23, 1997 by and between         Filed as Exhibit 10.7 to Registrant's
            CPA(R):12, Inc. as Landlord, and Texas Freezer Company,         Form 8-K dated March 31, 1998
            Inc., as Tenant.

  10.61     Lease agreement dated February 3, 1998 by and between           Filed as Exhibit 10.8 to Registrant's
            CPA(R):12, Inc. and CPA:14, Inc., as Landlords, and Etec        Form 8-K dated March 31, 1998
            Systems, Inc., as Tenant.

  10.62     Lease agreement dated December 16, 1997 by and between          Filed as Exhibit 10.9 to Registrant's
            CPA(R):12, Inc., as Landlord, and Perry Graphic                 Form 8-K dated March 31, 1998
            Communications, Inc., as Tenant.

  21.3      Subsidiaries of Registrant as of March 31, 2001.                Filed herewith

                                                                            Filed as Exhibit 28.1 to Registrant's
  28.1      Limited Guaranty of Payment dated October 8, 1993 from          Form 10-K dated March 30, 1995
            CIP(TM), as Guarantor, to Key Bank of New York, as Lender.

  28.2      Amendment to Limited Guaranty of Payment dated July 15,         Filed as Exhibit 28.2 to Registrant's
            1994 among CIP(TM) and Registrant, Guarantors, and              Form 10-K dated March 30, 1995
            Key Bank of New York, as Lender.

  28.3      Guaranty and Suretyship Agreement dated June 8, 1995 by         Filed as Exhibit 28.3 to Registrant's
            Sports & Fitness Clubs, Inc., as Guarantor, to SFC (TX) QRS     Form 8-K dated June 23, 1995
            12-7, Inc., as Landlord.

  28.4      Environmental Risk Agreement dated June 8, 1995 by SFC (TX)     Filed as Exhibit 28.4 to Registrant's
            QRS 12-7, Inc., as Indemnitor, to Bank One, Texas, N.A., as     Form 8-K dated June 23, 1995
            Lender.

  28.5      Guaranty and Suretyship Agreement dated June 20, 1995 by        Filed as Exhibit 28.5 to Registrant's
            The Garden Companies, Inc., as Guarantor, to Bud Limited        Form 8-K dated June 23, 1995
            Liability Company.

  28.6      Guaranty and Suretyship Agreement dated October 31, 1995 by     Filed as Exhibit 28.6 to Registrant's
            Del Monte Foods Corporation, as Guarantor, to DELMO (PA)        Form 8-K dated November 27, 1995
            QRS 11-36 and DELMO (PA) QRS 12-10, collectively, as
            Landlord.

  28.7      Guaranty and Suretyship Agreement dated November 13, 1995       Filed as Exhibit 28.7 to Registrant's
            by Applied Bioscience International, Inc., as Guarantor, to     Form 8-K dated November 27, 1995
            ABI (TX) QRS 12-11, Inc., as Landlord.


    (b)  Reports on Form 8-K

         During the quarter ended December 31, 2000 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED a Maryland corporation

   3/27/2001                 BY:  /s/ John J. Park
--------------                    ------------------------
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

                             CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

   3/27/2001                 BY:    /s/ William P. Carey
---------------                     -----------------------------------
     Date                           William P. Carey
                                    Chairman of the Board and Director
                                    (Principal Executive Officer)

   3/27/2001                 BY:    /s/ H. Augustus Carey
---------------                     -----------------------------------
     Date                           H. Augustus Carey
                                    Vice Chairman

   3/27/2001                 BY:    /s/ W. Sean Sovak
---------------                     -----------------------------------
     Date                           W. Sean Sovak
                                    President

   3/27/2001                 BY:    /s/ Ralph G. Coburn
---------------                     -----------------------------------
     Date                           Ralph G. Coburn
                                    Director

   3/27/2001                 BY:    /s/ William Ruder
---------------                     -----------------------------------
     Date                           William Ruder
                                    Director

   3/27/2001                 BY:    /s/ George E. Stoddard
---------------                     -----------------------------------
     Date                           George E. Stoddard
                                    Director

   3/27/2001                 BY:    /s/ Thomas E. Zacharias
---------------                     -----------------------------------
     Date                           Thomas E. Zacharias
                                    Director

   3/27/2001                 BY:    /s/ John J. Park
---------------                     -----------------------------------
     Date                           John J. Park
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

   3/27/2001                 BY:    /s/ Claude Fernandez
---------------                     -----------------------------------
     Date                           Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS




To the Board of Directors of
Corporate Property Associates 12 Incorporated and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 13, 2001 appearing on page 6 of the 2000 Annual Report to Shareholders of Corporate Property Associates 12 Incorporated and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 13, 2001

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION



                                                              Initial Cost to Company
                                                              -----------------------



                                                                                                         Costs
                                                                                       Personal       Capitalized
                                                                                       --------      Subsequent to
     Description               Encumbrances           Land           Buildings         Property      Acquisition (a)
     -----------               -------------     -------------     -------------     ------------    --------------- -
Operating Method:
Distribution
  facility leased to
  Wal-Mart Stores,
  Inc.                         $   2,136,352     $     452,871     $   3,325,910                      $      12,921
Office/Manufacturing
  facility leased to
  Applied Materials,
  Inc. (formerly
  Etec Systems, Inc.)             42,080,103         1,272,418        10,588,221                         66,959,525
Health club
  facilities leased
  to Q Clubs, Inc.                                   3,152,874         8,524,126
Warehouses and
  special purpose
  facility leased to
  Del Monte
  Corporation                      5,470,851           305,733                                           10,237,564
Warehouse/office/research
  facility leased to
  PPD Development,
  Inc.                             6,624,041         1,550,928        11,017,367                             27,856
Research and
  development
  facility leased to
  Lanxide Corporation              3,734,982         1,390,120         7,281,878                              7,421
Distribution/warehouse
  facility leased to
  Celadon, Inc.                                      1,480,600         5,320,400                             40,000
Office/research
  facility leased to
  Spectrian
  Corporation                      9,135,246         5,570,775        12,073,204                              4,119
Retail store leased
  to Garden Ridge
  Corporation                      4,354,185         1,857,607         6,204,923
Office/distribution
  facility leased to
  Sentury Technology
  Corporation                                        1,603,488         3,321,512
Office/research
  facility leased to
  Scott Companies,
  Inc.                             9,446,626         5,734,782        12,175,218                              5,356
Child care centers
  leased to
  Childtime
  Childcare, Inc.                  4,838,437         2,581,896                                            7,459,165
Office/research
  facility leased to
  QMS, Inc.                                          1,361,073        12,513,273
Retail/distribution
  facility leased to
  The Bon-Ton
  Stores, Inc.                     6,524,411         1,780,000        10,261,885
Technology/manufacturing
  facility leased to
  Silgan Containers
  Corporation                                          758,670        11,630,675                            111,090


                                                         Gross Amount at which Carried
                                                             at Close of Period (e)
                                                             ----------------------




                                  Decrease                                             Personal
                                   Net in                                              --------
     Description               Investments(b)        Land             Buildings        Property           Total
     -----------               --------------   -------------      -------------     ------------     -------------
Operating Method:
Distribution
  facility leased to
  Wal-Mart Stores,
  Inc.                                          $     454,420      $   3,337,282                      $   3,791,702
Office/Manufacturing
  facility leased to
  Applied Materials,
  Inc. (formerly
  Etec Systems, Inc.)          $ (2,633,473)        1,272,444         74,914,247                         76,186,691
Health club
  facilities leased
  to Q Clubs, Inc.                                  3,152,874          8,524,126                         11,677,000
Warehouses and
  special purpose
  facility leased to
  Del Monte
  Corporation                                         376,360         10,166,937                         10,543,297
Warehouse/office/research
  facility leased to
  PPD Development,
  Inc.                                              1,550,985         11,045,166                         12,596,151
Research and
  development
  facility leased to
  Lanxide Corporation            (4,281,421)        1,391,311          3,006,687                          4,397,998
Distribution/warehouse
  facility leased to
  Celadon, Inc.                                     1,480,600          5,360,400                          6,841,000
Office/research
  facility leased to
  Spectrian
  Corporation                                       5,570,775         12,077,323                         17,648,098
Retail store leased
  to Garden Ridge
  Corporation                                       1,857,607          6,204,923                          8,062,530
Office/distribution
  facility leased to
  Sentury Technology
  Corporation                                       1,603,488          3,321,512                          4,925,000
Office/research
  facility leased to
  Scott Companies,
  Inc.                                              5,734,782         12,180,574                         17,915,356
Child care centers
  leased to
  Childtime
  Childcare, Inc.                                   2,581,896          7,459,165                         10,041,061
Office/research
  facility leased to
  QMS, Inc.                     (13,874,346)               --                 --                                 --
Retail/distribution
  facility leased to
  The Bon-Ton
  Stores, Inc.                                      1,780,000         10,261,885                         12,041,885
Technology/manufacturing
  facility leased to
  Silgan Containers
  Corporation                                         758,670         11,741,765                         12,500,435





                                                                  Life on
                                                                   which
                                                               Depreciation
                                                                 in Latest
                                                                 Statement
                                 Accumulated        Date         of Income
     Description               Depreciation (d)   Acquired      is Computed
     -----------               ----------------  ----------  -----------------
Operating Method:
Distribution
  facility leased to
  Wal-Mart Stores,
  Inc.                          $     490,163     2/10/1995      40 yrs.
Office/Manufacturing
  facility leased to
  Applied Materials,
  Inc. (formerly
  Etec Systems, Inc.)               4,464,993     2/16/1995      40 yrs.
Health club
  facilities leased                               6/8/1995 and
  to Q Clubs, Inc.                  1,052,587     7/25/1996      40 yrs.
Warehouses and
  special purpose
  facility leased to
  Del Monte
  Corporation                       1,119,736     11/9/1995      40 yrs.
Warehouse/office/research
  facility leased to
  PPD Development,
  Inc.                              1,414,591     11/13/1995     40 yrs.
Research and
  development
  facility leased to
  Lanxide Corporation                 257,370     3/28/1996      40 yrs.
Distribution/warehouse
  facility leased to
  Celadon, Inc.                       574,835     6/19/1996      40 yrs.
Office/research
  facility leased to
  Spectrian
  Corporation                       1,245,358     11/19/1996     40 yrs.
Retail store leased
  to Garden Ridge
  Corporation                         626,956     12/16/1996     40 yrs.
Office/distribution
  facility leased to
  Sentury Technology
  Corporation                         335,611     12/24/1996     40 yrs.
Office/research
  facility leased to
  Scott Companies,
  Inc.                              1,205,369     12/24/1996     40 yrs.
Child care centers
  leased to
  Childtime
  Childcare, Inc.                     486,508     1/29/1997      40 yrs.
Office/research
  facility leased to
  QMS, Inc.                                       2/18/1997      40 yrs.
Retail/distribution
  facility leased to
  The Bon-Ton
  Stores, Inc.                        951,362     4/10/1997      40 yrs.
Technology/manufacturing
  facility leased to
  Silgan Containers
  Corporation                         955,778     6/13/1997      40 yrs.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION


                                                              Initial Cost to Company
                                                              -----------------------



                                                                                                         Costs
                                                                                       Personal       Capitalized
                                                                                       --------      Subsequent to
     Description               Encumbrances           Land           Buildings         Property      Acquisition (a)
     -----------               -------------     -------------     -------------     ------------    ---------------
Operating Method:
Office/research
  facility leased to
  ViaSystems, New
  England                          2,972,475         1,080,000         4,469,738
Office/manufacturing
  facility leased to
  Vermont Teddy Bear
  Co., Inc.                        3,069,086         1,465,000         4,398,874                              1,640
Warehouse/special
  facility leased to
  Pacific Logistics,
  L.P. (formerly
  Texas Freezer
  Company, Inc.)                   4,360,617           257,458                       $  1,109,900         7,150,544
Research facility to
  BAE Systems, Inc.                                  3,025,000         9,741,810                          8,609,296
Office/manufacturing
  facility leased to
  Westell
  Technologies, Inc.              12,000,000         2,500,000        14,952,055
Administration/classroom
  facility leased to
  Career Education
  Corporation                                        1,150,000         8,840,486                          2,788,170
Printing facility
  leased to Perry
  Graphic Commun-
  ications, Inc. and
  Judd's                          10,618,484           642,000        18,467,948                              8,000
Office/banking
  facility leased to
  Compass Bank for
  Savings                                              300,000         1,520,000
Manufacturing/distribution
  facility leased to
  Nutramax Products,
  Inc.                                               1,160,000         6,127,722                            532,419
Office/light
  assembly facility
  leased to
  International
  Management
  Consulting, Inc.                                     668,211                                            5,994,089
Office facility
  leased to Balance
  Care Corporation                                     558,600                                            4,261,335
Retail/services
  facilities leased
  to Galyan's
  Trading Company                 16,529,237         8,070,000        16,134,421                             57,241
                               -------------     -------------     -------------     ------------     -------------

                               $ 143,895,133     $  51,730,104     $ 198,891,646     $  1,109,900     $ 114,267,751
                               =============     =============     =============     ============     =============


                                                         Gross Amount at which Carried
                                                             at Close of Period (e)
                                                             ----------------------




                                  Decrease                                             Personal
                                   Net in                                              --------
     Description               Investments(b)        Land             Buildings        Property           Total
     -----------               --------------   -------------      -------------     ------------     -------------
Operating Method:
Office/research
  facility leased to
  ViaSystems, New
  England                                           1,080,000          4,469,738                          5,549,738
Office/manufacturing
  facility leased to
  Vermont Teddy Bear
  Co., Inc.                          (43,950)       1,421,050          4,400,514                          5,821,564
Warehouse/special
  facility leased to
  Pacific Logistics,
  L.P. (formerly
  Texas Freezer
  Company, Inc.)                                      257,458          7,150,544     $  1,109,900         8,517,902
Research facility to
  BAE Systems, Inc.                                 3,025,000         18,351,106                         21,376,106
Office/manufacturing
  facility leased to
  Westell
  Technologies, Inc.                                2,500,000         14,952,055                         17,452,055
Administration/classroom
  facility leased to
  Career Education
  Corporation                                       1,150,000         11,628,656                         12,778,656
Printing facility
  leased to Perry
  Graphic Commun-
  ications, Inc. and
  Judd's                                              642,000         18,475,948                         19,117,948
Office/banking
  facility leased to
  Compass Bank for
  Savings                                             300,000          1,520,000                          1,820,000
Manufacturing/distribution
  facility leased to
  Nutramax Products,
  Inc.                                              1,160,000          6,660,141                          7,820,141
Office/light
  assembly facility
  leased to
  International
  Management
  Consulting, Inc.                                    668,211          5,994,089                          6,662,300
Office facility
  leased to Balance
  Care Corporation                                    558,600          4,261,335                          4,819,935
Retail/services
  facilities leased
  to Galyan's
  Trading Company                                   8,070,000         16,191,662                         24,261,662
                               ------------     -------------      -------------     ------------     -------------

                               $(20,833,190)    $  50,398,531      $ 293,657,780     $  1,109,900     $ 345,166,211
                               ============     =============      =============     ============     =============





                                                                  Life on
                                                                   which
                                                               Depreciation
                                                                 in Latest
                                                                 Statement
                                 Accumulated        Date         of Income
     Description               Depreciation (d)   Acquired      is Computed
     -----------               ----------------  ----------  -----------------
Operating Method:
Office/research
  facility leased to
  ViaSystems, New
  England                             385,906     7/8/1997       40 yrs.
Office/manufacturing
  facility leased to
  Vermont Teddy Bear
  Co., Inc.                           380,442     7/18/1997      7 to 40 yrs.
Warehouse/special
  facility leased to
  Pacific Logistics,
  L.P. (formerly
  Texas Freezer
  Company, Inc.)                      782,838     9/23/1997      40 yrs.
Research facility to
  BAE Systems, Inc.                   956,018     9/28/1997      40 yrs.
Office/manufacturing
  facility leased to
  Westell
  Technologies, Inc.                1,230,429     9/29/1997      40 yrs.
Administration/classroom
  facility leased to
  Career Education
  Corporation                         817,058     11/12/1997     40 yrs.
Printing facility
  leased to Perry
  Graphic Commun-
  ications, Inc. and
  Judd's                            1,404,934     12/16/1997     40 yrs.
Office/banking
  facility leased to
  Compass Bank for
  Savings                             114,000     12/30/1997     40 yrs.
Manufacturing/distribution
  facility leased to
  Nutramax Products,
  Inc.                                447,303     3/28/1998      40 yrs.
Office/light
  assembly facility
  leased to
  International
  Management
  Consulting, Inc.                    280,521     5/18/1998      40 yrs.
Office facility
  leased to Balance
  Care Corporation                    133,167     6/23/1998      40 yrs.
Retail/services
  facilities leased
  to Galyan's
  Trading Company                     219,262     6/29/2000      40 yrs.
                                -------------

                                $  22,333,095
                                =============

See accompanying notes to Schedule

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION


                                           Initial Cost to Company          Costs
                                           -----------------------       Capitalized      Increase in
                                                                         Subsequent to       Net
    Description          Encumbrances        Land          Buildings    Acquisition (a)  Investment(c)
    -----------          ------------     -----------     -----------   ---------------  -------------
Direct Financing
  Method:
Supermarkets leased
  to Big V Holding
  Corp                    $ 3,124,067     $ 1,157,294     $ 5,254,309     $ 1,623,208     $715,173
Manufacturing
  facility leased to
  The Garden
  Companies, Inc.           3,038,010       1,544,265       5,430,735
Office/manufacturing
  facility leased to
  Rheometric
  Scientific, Inc.                          1,510,791       4,789,209           4,500     (444,949)
Office facility
  leased to Telos
  Corporation               5,523,661       1,549,022      10,597,978           5,500
Office/Manufacturing
  facility leased to
  Randall
  International, Inc.                       2,000,000         471,454       5,104,034
                          -----------     -----------     -----------     -----------     --------
                          $11,685,738     $ 7,761,372     $26,543,685     $ 6,737,242     $270,224
                          ===========     ===========     ===========     ===========     ========


                          Gross Amount at which Carried
                              at Close of Period (e)
                          -----------------------------

    Description                       Total               Date Acquired
    -----------                    -----------            -------------
Direct Financing
  Method:
Supermarkets leased
  to Big V Holding
  Corp                             $ 8,749,984              7/13/1994
Manufacturing
  facility leased to
  The Garden
  Companies, Inc.                    6,975,000              6/20/1995
Office/manufacturing
  facility leased to
  Rheometric
  Scientific, Inc.                   5,859,551              2/23/1996
Office facility
  leased to Telos
  Corporation                       12,152,500              3/11/1996
Office/Manufacturing
  facility leased to
  Randall
  International, Inc.                7,575,488              10/17/1997
                                   -----------
                                   $41,312,523
                                   ===========

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

    (d) At December 31, 2000, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $310,709,987.

    (e)


                                   Reconciliation of Real Estate Accounted
                                   ---------------------------------------
                                        for Under the Operating Method
                                        ------------------------------
                                                December 31,
                                                ------------
                                         1999                  2000
                                    -------------         -------------

Balance at beginning of year        $ 299,773,723         $ 332,495,021

Additions                              33,329,987            26,589,486

Dispositions                             (608,689)          (13,918,296)
                                    -------------         -------------

Balance at close of year            $ 332,495,021         $ 345,166,211
                                    =============         =============

                                 Reconciliation of Accumulated Depreciation
                                 ------------------------------------------
                                               December 31,
                                               ------------
                                        1999                2000
                                    ------------        ------------

Balance at beginning of year        $  9,520,197        $ 16,002,196

Depreciation expense                   6,481,995           7,373,672

Dispositions                                  --          (1,042,773)
                                    ------------        ------------

Balance at close of year            $ 16,002,192        $ 22,333,095
                                    ============        ============


                                                         APPENDIX A TO FORM 10-K




                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                AND SUBSIDIARIES






                                                              2000 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except share amounts)


                                   1996            1997            1998            1999            2000
                               -----------     -----------     -----------     -----------     -----------
OPERATING DATA:

  Revenues                       $    11,434     $    25,313     $    34,563     $    39,276     $    44,927

  Income before
    extraordinary items                6,210          12,804          12,078          19,871          25,010

  Net income                           6,210          12,804          11,699          19,871          25,010

  Basic earnings per
    share before
    extraordinary items(1)               .60             .57             .42             .69             .87

      Basic earnings per
        share(1)                         .60             .57             .41             .69             .87

  Weighted average number
    of shares outstanding-basic   10,365,828      22,387,928      28,416,013      28,615,971      28,685,620

  Dividends paid                       6,780          15,082          23,028          23,268          23,435

  Dividends paid per share               .80             .81             .81             .81             .82

  Payments of mortgage
    principal(2)                       1,192           1,708           2,174           3,400           3,998

BALANCE SHEET DATA:

  Total consolidated
    assets                           193,294         358,693         398,604         418,088         441,209

  Long-term obligations(3)            47,734          84,745         113,868         133,351         145,547


    (1) The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per share amounts only.

    (2) Represents scheduled mortgage principal amortization paid.

    (3) Represents mortgage obligations and deferred acquisition fees due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated ("CPA(R):12") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):12. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or objectives and plans of CPA(R):12 will be achieved.

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

CPA(R):12 used the proceeds from the public offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. Substantially all of CPA(R):12's net leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the consumer price index or, for certain retail properties, provide for additional rents based on sales in excess of a specified base amount.

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

Results of Operations:

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net income for the year ended December 31, 2000 increased by $5,139,000 as compared with the year ended December 31, 1999. Approximately $4,000,000 of the increase in income reflects amounts recognized in connection with a bankruptcy settlement as described below. Net of this settlement, which is included in income from equity investments, income would have increased $1,139,000, or approximately 6%. The increase was primarily due to increases in lease revenues (rental income and interest income from direct financing leases) and was partially offset by increases in depreciation and interest and property expenses.

The increase in lease revenues was due to (a) the purchase of the properties leased to Galyan's Trading Company, Inc. in June 2000, (b) the completion of several build-to-suit and expansion projects in 1999 including the $52,000,000 addition to the Applied Materials, Inc. property and (c) scheduled rent increases with nine existing lessees in 2000. The increase in depreciation was also due to the purchase of the Galyan's property and the completion of expansion and build-to-suit projects during 1999. The increase in interest expense was primarily due to a $16,588,000 limited recourse mortgage loan obligation that CPA(R):12 assumed with the Galyan's property purchase and the placement of a $30,000,000 loan on the Applied Materials property in September 1999. The increase in property expenses was due to an increase in asset management and performance fees, and is directly related to the growth of CPA(R):12'S portfolio, and, to a lesser extent, the increase in the appraised value of the portfolio. CPA(R):12's Advisor elected to receive its performance fee in CPA(R):12 shares rather than cash in 1999 and 2000 so that a substantial part of the increase in property expenses does not result in a corresponding reduction in operating cash flow. Over the past two years, approximately $4,750,000 of performance fees have been satisfied through the issuance of stock.

CPA(R):12 and Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, structured two net leases with Ameriserve Food Distribution, Inc. in 1999 for four distribution centers. As structured, CPA(R):12 and CPA(R):14, with 40% and 60% ownership interests, respectively, were committed to invest up to $55,800,000 in the properties, with $32,000,000 of this commitment financed with limited recourse mortgage debt. In addition, Ameriserve provided the Company and CPA(R):14 with irrevocable letters of credit of $8,700,000 as a security deposit. During 2000, Ameriserve declared bankruptcy and subsequently entered into a settlement agreement with CPA(R):12 and CPA(R):14. The settlement agreement provided for a cash payment of $3,100,000 and allowed CPA(R):12 and CPA(R):14 to draw on the full amount of the letters of credit. CPA(R):12 and CPA(R):14 were obligated to assign a substantial portion of these funds to the mortgage lenders, who used such funds in the first quarter of 2001 to reduce the outstanding balance of the mortgage loans. CPA(R):12 and CPA(R):14 entered into net leases for three of the properties with the company that purchased Ameriserve's operations. The guarantor of the three new leases is McLane Company, Inc., a wholly-owned subsidiary of Wal-Mart Stores, Inc. CPA(R):12 was able to limit its risk by entering into the initial transaction by investing with an affiliate, using limited recourse mortgage financing and receiving a security deposit in the form of letters of credit. Management is actively remarketing the fourth facility in Grand Rapids, Michigan.

CPA(R):12 realized significant gains on sales of securities and real estate in 1999 and 2000. The gains on sale of securities represent equity interest in lessees that were granted to CPA(R):12 in connection with negotiating and structuring their net leases.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

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

The increase in lease revenues was primarily due to the completion of build-to-suit projects in 1999 and the commencement of lease terms at those properties. The projects completed in 1999 included the new building at the Etec property and new buildings or expansions for Career Education Corporation, Randall International, Inc., Balanced Care Corporation, Childtime Childcare, Inc. and International Management Consulting, Inc. and the completions in 1998 of construction of a cold storage facility leased to Texas Freezer Company and two other build-to-suit projects. Solely as a result of completing these projects, annual lease revenue increased by $7,278,000 of which $5,265,000 was realized in 1999. The increase in income from equity investments was attributable to acquiring interests in properties net leased to Advanced Micro Devices, Inc., Intesys Technologies, Inc. and Compucom Systems, Inc. in December 1998, February 1999 and March 1999, respectively. The equity investment in the net lease with Ameriserve Food Distribution did not result in any significant contribution to the results of operations as three of the four Ameriserve properties were either under construction or being expanded. The increase in depreciation and amortization, noncash charges, was attributable to the completion of build-to-suit projects and new debt financing. The increase in interest expense was due to new limited recourse mortgage debt placed on the new Applied Materials building of $30,000,000 and additional mortgage financing of $2,500,000 on the Childtime properties as well as $30,500,000 of mortgage financing obtained during 1998. The increase in property expenses was due to the increase in asset management and performance fees. This increase was solely the result of the increase in the Company's real estate base.

During 1999, CPA(R):12 recognized a gain of $2,505,000 on the sale of 57,000 shares of Etec Systems, Inc.. In connection with structuring its initial transaction with Etec, CPA(R):12 had been granted warrants for the Etec common stock at an exercise price of $0.45 per share. Etec subsequently became a publicly-traded company. In 2000, Applied Materials purchased Etec and provided CPA(R):12 with an unconditional guaranty of Etec's lease obligations.

Other interest income decreased in both 1998 and 1999 as cash balances decreased. This decrease was expected as CPA(R):12 used its cash balances for additional real estate purchases. This trend should continue, as an objective of CPA(R):12 is to hold cash balances only sufficient for a working capital reserve.

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

Because of the long-term nature of CPA(R):12's net leases, inflation and changing prices have not unfavorably affected CPA(R):12's revenues and net income. CPA(R):12's net leases generally have rent increases based on formulas indexed to increases in the Consumer Price Index, sales overrides or other periodic increases which are designed to increase lease revenues in the future.

Financial Condition

One of CPA(R):12's objectives is to use its cash flow from operations to meet operating expenses, service its mortgage debt, meet distribution requirements to minority interests, maintain adequate cash reserves and fund an increasing rate of dividends to shareholders. During 2000, cash flow from operations of $30,782,000 was used to pay dividends of $23,435,000, mortgage principal installments of $3,998,000 and distributions to holders of minority interests of $1,014,000. CPA(R):12 completed a build-to-suit project in February 2001 for Rave Reviews Cinemas, L.L.C. in Hickory Creek, Texas that will provide annual rents of $778,000.

CPA(R):12's investing activities included using $18,634,000 for investment in real estate including purchasing the Galyan's property and funding construction for the Rave Reviews Cinemas build-to-suit. CPA(R):12 received $15,752,000 on asset dispositions, primarily from the sale of the QMS, Inc. property. CPA(R):12 has no other commitments to fund major outlays at its properties. CPA(R):12 paid its Advisor deferred acquisition fees of $1,044,000 relating to purchases completed prior to 1999 in accordance with its Advisory Agreement. CPA(R):12 also received $4,195,000 as a return of capital from its equity investment in the Ameriserve properties. The return of the investment included mortgage funds that had been placed in an escrow account and held by the mortgage lender until certain conditions relating to the construction of the properties were satisfied. As of December 31, 2000, CPA(R):12 had fully funded its commitment for the Rave Reviews build-to-suit. As intended, CPA(R):12 continued to use available cash flow for additional investments in real estate during the year. CPA(R):12 continues to evaluate potential investments for acquisition and has the ability to provide additional funding for investment by obtaining funds from the placement of mortgage debt on several unleveraged properties and from its $20,000,000 line of credit.

In addition to paying dividends, making distributions to holders of minority interests and mortgage principal installments, CPA(R):12's significant financing activities included obtaining $28,589,000 of limited recourse mortgage debt, of which $16,589,000 was assumed on the purchase of Galyan's and $12,000,000 was placed on an existing property. CPA(R):12's financing strategy is to leverage substantially all of its properties with limited recourse mortgage debt so that the portfolio will be diversified to limit risk. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing the loan and not to any of CPA(R):12's other assets. In addition, CPA(R):12 used $4,300,000 from its credit line of $20,000,000 to fund the Rave Reviews Cinemas construction. A balloon payment of $2,309,000 was paid in 2000. Scheduled balloon payments in 2001 are approximately $2,000,000. In 1999, CPA(R):12 entered into a credit agreement for a $40,000,000 credit facility that allows it to fund acquisitions on a transitional basis. The term of the credit agreement was extended through June 2001, and the Company reduced the amount available under the line to $20,000,000.

In January 2001, the Company obtained $10,000,000 from the issuance of shares of common stock pursuant to a private placement offering to an institutional shareholder. The shareholder had previously purchased 1,000,000 shares in CPA(R):12's public offering.

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

                        REPORT of INDEPENDENT ACCOUNTANTS




To the Board of Directors of
Corporate Property Associates 12 Incorporated and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 12 Incorporated and Subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Carey Asset Management Corp. (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 13, 2001

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                               1999               2000
                                                          -------------      -------------
        ASSETS:

Real estate leased to others:
   Accounted for under the operating method:
      Land                                                $  43,733,554      $  50,398,531
      Buildings                                             288,761,467        294,767,680
                                                          -------------      -------------
                                                            332,495,021        345,166,211
      Accumulated depreciation                               16,002,192         22,333,095
                                                          -------------      -------------
                                                            316,492,829        322,833,116
Net investment in direct financing leases                    40,479,390         41,312,523
Real estate under construction leased to others                      --          6,936,371
                                                          -------------      -------------
   Real estate leased to others                             356,972,219        371,082,010
Equity investments                                           45,068,997         45,152,342
Cash and cash equivalents                                     8,847,449         17,673,321
Other assets, net of reserve for uncollected
   rents of $691,396 in 1999 and 2000                         7,199,306          7,300,919
                                                          -------------      -------------
          Total assets                                    $ 418,087,971      $ 441,208,592
                                                          =============      =============

        LIABILITIES:

Limited recourse mortgage notes payable                   $ 138,361,131      $ 155,580,871
Notes payable                                                        --          4,300,000
Accrued interest                                                422,598            946,894
Accounts payable to affiliates                                2,885,052          3,896,297
Accounts payable and accrued expenses                           487,020            593,061
Deferred acquisition fees payable to affiliate                7,911,752          7,490,377
Dividends payable                                             5,852,519          5,871,772
Prepaid rental income and security deposits                   5,520,543          4,363,784
                                                          -------------      -------------
          Total liabilities                                 161,440,615        183,043,056
                                                          -------------      -------------

Minority interest                                            22,397,277         23,072,575
                                                          -------------      -------------

Commitments and contingencies

        SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 40,000,000
   shares; issued and outstanding, 28,909,098 and
   29,169,315 shares at December 31, 1999 and 2000               28,909             29,169
Additional paid-in capital                                  259,581,829        261,821,096
Dividends in excess of accumulated earnings                 (23,346,983)       (21,791,937)
Accumulated other comprehensive income                          483,269                 --
                                                          -------------      -------------
                                                            236,747,024        240,058,328
Less, treasury stock at cost, 285,051 and 537,427
   shares at December 31, 1999 and 2000                      (2,496,945)        (4,965,367)
                                                          -------------      -------------
          Total shareholders' equity                        234,250,079        235,092,961
                                                          -------------      -------------
          Total liabilities and shareholders'
          equity                                          $ 418,087,971      $ 441,208,592
                                                          =============      =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

                                                                    For the year ended December 31,
                                                                  1998              1999              2000
                                                             ------------      ------------      ------------

Revenues:
   Rental income                                             $ 27,097,224      $ 33,774,608      $ 39,188,496
   Interest income from direct financing leases                 4,940,298         4,755,787         5,110,187
   Other interest income                                        2,525,620           746,045           463,830
   Other income                                                        --                --           164,024
                                                             ------------      ------------      ------------
                                                               34,563,142        39,276,440        44,926,537

Expenses:
   Interest expense                                             8,557,890         9,975,624        11,734,403
   Depreciation and amortization                                5,268,278         6,997,430         7,947,037
   General and administrative                                   2,566,317         2,926,870         2,925,151
   Property expense                                             3,989,894         4,897,155         6,522,132
   Writedown to fair value                                      4,281,421                --                --
                                                             ------------      ------------      ------------
                                                               24,663,800        24,797,079        29,128,723
                                                             ------------      ------------      ------------

      Income before minority interest in income,
        income from equity investments, (loss)
        gain on sale and extraordinary item                     9,899,342        14,479,361        15,797,814

Minority interest in income                                            --        (1,043,103)       (1,205,530)
                                                             ------------      ------------      ------------

      Income before income from equity
        investments, gain on sale and extraordinary item        9,899,342        13,436,258        14,592,284

Income from equity investments                                  2,178,813         4,126,251         7,977,028
                                                             ------------      ------------      ------------

      Income before (loss) gain on sale and
        extraordinary item                                     12,078,155        17,562,509        22,569,312

Gain on sale of securities                                             --         2,504,878         1,239,161
(Loss) gain on sale of real estate                                     --          (196,323)        1,201,121
                                                             ------------      ------------      ------------

      Income before extraordinary item                         12,078,155        19,871,064        25,009,594

Extraordinary loss on extinguishment of debt                     (379,246)               --                --
                                                             ------------      ------------      ------------

      Net income                                             $ 11,698,909      $ 19,871,064      $ 25,009,594
                                                             ============      ============      ============

Basic earnings per common share before
   extraordinary item                                        $        .42      $        .69      $        .87
Extraordinary item                                                   (.01)               --                --
                                                             ------------      ------------      ------------
Basic earnings per share                                     $        .41      $        .69      $        .87
                                                             ============      ============      ============

Weighted average shares outstanding-basic                      28,416,013        28,615,971        28,685,975
                                                             ============      ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES


                CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY
              For the years ended December 31, 1998, 1999 and 2000


                                                                                         Dividends in        Accumulated
                                                       Additional                          Excess of            Other
                                      Common            Paid-in        Comprehensive      Accumulated        Comprehen-
                                      Stock             Capital            Income          Earnings          sive Income

Balance at
 December 31, 1997                 $      28,334     $ 253,835,934                       $  (2,768,966)     $   3,031,300
383,275 shares issued                        383         3,832,367
Dividends declared                                                                         (28,833,307)

Comprehensive income:
Net income                                                             $  11,698,909        11,698,909
Other comprehensive
 income:
  Unrealized
  appreciation of
  marketable equity
  securities for 1998                                                       (423,729)                            (423,729)
                                                                       -------------
                                                                       $  11,275,180
                                                                       =============
Repurchase of 61,258
  shares
                                   -------------     -------------                       -------------      -------------
Balance at
  December 31, 1998                       28,717       257,668,301                         (19,903,364)         2,607,571
191,372 shares issued                        192         1,913,528
Dividends declared                                                                         (23,314,683)

Comprehensive income:
Net income                                                             $  19,871,064        19,871,064
Other comprehensive income:
  Change in unrealized
   appreciation resulting
   from sale of securities                                                (2,177,400)
  Unrealized appreciation
   of marketable securities
   for 1999                                                                   53,098
                                                                       -------------
                                                                          (2,124,302)                          (2,124,302)
                                                                       -------------
                                                                       $  17,746,762
                                                                       =============
Repurchase of 155,750 shares
                                   -------------     -------------                       -------------      -------------
Balance at
 December 31, 1999                        28,909       259,581,829                         (23,346,983)           483,269

260,216 shares issued                        260         2,654,281
Cost of raising capital                                   (415,014)
Dividends declared                                                                         (23,454,548)

Comprehensive income:
Net income                                                             $  25,009,594        25,009,594
Other comprehensive income:
  Change in unrealized
   appreciation resulting from
   sale of securities                                                       (483,269)                            (483,269)
                                                                       -------------
                                                                       $  24,526,325
                                                                       =============
Repurchase of 252,376
   shares
                                   -------------     -------------                       -------------      -------------
Balance at
  December 31, 2000                $      29,169     $ 261,821,096                       $ (21,791,937)                --
                                   =============     =============                       =============      =============


                                   Treasury Stock           Total

Balance at
 December 31, 1997                  $    (552,935)     $ 253,573,667
383,275 shares issued                                      3,832,750
Dividends declared                                       (28,833,307)

Comprehensive income:
Net income                                                11,698,909
Other comprehensive
 income:
  Unrealized
  appreciation of
  marketable equity
  securities for 1998                                       (423,729)



Repurchase of 61,258
  shares                                 (561,398)          (561,398)
                                    -------------      -------------
Balance at
  December 31, 1998                    (1,114,333)       239,286,892
191,372 shares issued                                      1,913,720
Dividends declared                                       (23,314,683)

Comprehensive income:
Net income                                                19,871,064
Other comprehensive income:
  Change in unrealized
   appreciation resulting
   from sale of securities
  Unrealized appreciation
   of marketable securities
   for 1999

                                                          (2,124,302)



Repurchase of 155,750 shares           (1,382,612)        (1,382,612)
                                    -------------      -------------
Balance at
 December 31, 1999                     (2,496,945)       234,250,079

260,216 shares issued                                      2,654,541
Cost of raising capital                                     (415,014)
Dividends declared                                       (23,454,548)

Comprehensive income:
Net income                                                25,009,594
Other comprehensive income:
  Change in unrealized
   appreciation resulting from
   sale of securities                                       (483,269)



Repurchase of 252,376
   shares                              (2,468,422)        (2,468,422)
                                    -------------      -------------
Balance at
  December 31, 2000                 $  (4,965,367)     $ 235,092,961
                                    =============      =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES


                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                  For the year ended December 31,
                                                             1998              1999              2000
                                                         ------------      ------------      ------------
Cash flows from operating activities:
   Net income                                            $ 11,698,909      $ 19,871,064      $ 25,009,594
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                         5,268,278         6,997,430         7,947,037
      Straight-line adjustments and other noncash
        rent adjustments                                   (1,173,220)       (1,119,519)       (1,272,377)
      Minority interest in income                                  --         1,043,103         1,205,530
      Income from equity investments in excess of
        distributions received                               (230,590)          (32,552)       (2,733,347)
      Issuance of stock in satisfaction of
        performance fees                                           --         1,913,720         2,654,541
      Provision for uncollected rents                         240,281           288,978                --
      Extraordinary loss on extinguishment of debt            379,246                --                --
      Gain on sales, net                                           --        (2,308,555)       (2,440,282)
      Writedown to fair value                               4,281,421                --                --
      Change in operating assets and liabilities,
        net (a)                                             1,316,973         1,378,764           411,711
                                                         ------------      ------------      ------------
        Net cash provided by operating activities          21,781,298        28,032,433        30,782,407
                                                         ------------      ------------      ------------

Cash flows from investing activities:
   Capital distributions from equity investments                   --                --         4,195,380
   Proceeds from sales of real estate and securities               --         1,767,389        15,751,800
   Payment of deferred acquisition fees                            --        (1,529,131)       (1,044,191)
   Purchases of real estate and equity investments
      and other capitalized costs                         (79,286,006)      (55,188,520)      (18,634,311)
                                                         ------------      ------------      ------------
        Net cash (used in) provided by investing
           activities                                     (79,286,006)      (54,950,262)          268,678
                                                         ------------      ------------      ------------

Cash flows from financing activities:
   Dividends paid                                         (23,027,690)      (23,267,781)      (23,435,295)
   Payments of mortgage principal                          (2,174,394)       (3,400,218)       (3,997,993)
   Prepayment of mortgage payable                          (7,957,949)               --        (7,370,926)
   Proceeds from issuance of mortgages                     30,500,000        32,500,000        12,000,000
   Deferred financing costs                                  (497,069)         (859,052)         (307,331)
   Costs of raising capital                                        --                --          (415,014)
   Advances on line of credit                                      --                --         4,300,000
   Capital contributions from (distributions to)
      minority partner                                     26,969,738        (4,179,218)          483,822
   Distributions to minority partners                              --        (1,436,346)       (1,014,054)
   Purchase of treasury stock                                (561,398)       (1,382,612)       (2,468,422)
   Payment made on extinguishment of debt                    (379,246)               --                --
                                                         ------------      ------------      ------------
        Net cash provided by (used in) financing
           activities                                      22,871,992        (2,025,227)      (22,225,213)
                                                         ------------      ------------      ------------
        Net (decrease) increase in cash and cash
           equivalents                                    (34,632,716)      (28,943,056)        8,825,872

Cash and cash equivalents, beginning of year               72,423,221        37,790,505         8,847,449
                                                         ------------      ------------      ------------
   Cash and cash equivalents, end of year                $ 37,790,505      $  8,847,449      $ 17,673,321
                                                         ============      ============      ============

Noncash operating and investing activities:
Deferred acquisition fee payable to affiliate            $  2,407,146      $    964,540      $    421,375
                                                         ============      ============      ============

    (a) Excludes changes in accounts payable and accrued expenses and accounts payable to affiliates balances which relate to the raising of capital (financing activities) rather than the Company's real estate operations.

    (b) In connection with the acquisition of properties in 2000, the Company assumed mortgage payable obligations of $16,588,659.

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

        Use of Estimates:

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the recoverability of real estate assets and investments. Actual results could differ from those estimates.

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

                        Operating method - Real estate is recorded at cost less accumulated depreciation, minimum rental revenue is recognized on a straight-line basis over the term of the leases, and expenses (including depreciation) are charged to operations as incurred.

                When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

                Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

                For properties under construction, interest on mortgages is capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

        Depreciation:

                Depreciation is computed using the straight-line method over the estimated useful lives of properties - generally 40 years.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Equity Investments:

                The Company's interests in general partnerships and limited liability companies in which its ownership interests range from 33 1/3% to 50%, are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

        Cash and Cash Equivalents:

                The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. At December 31, 1999 and 2000, the Company's cash and cash equivalents were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

        Other Assets:

                Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages. Deferred rental income is the aggregate difference for operating leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis.

                The Company's marketable equity securities at December 31, 1999 consisted of 11,261 shares of common stock of Etec Systems, Inc. ("Etec") and were classified as available-for-sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a separate component of shareholder's equity (accumulated other comprehensive income). As of December 31, 1999, fair value of the Etec common stock was $483,269. The Company sold the remaining 11,261 Etec shares in January 2000 at a gain of approximately $775,000. The Company disposed of its marketable equity securities in 2000.

        Offering Costs:

                Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.

        Treasury Stock:

                Treasury stock is recorded at cost.

        Deferred Acquisition Fees:

                Fees are payable for services provided by W.P. Carey & Co. LLC (the "Advisor") to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments with each installment equal to .25% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased.

        Earnings Per Share:

                The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts only for all periods presented in the accompanying consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Federal Income Taxes:

                The Company is qualified as a REIT as of December 31, 2000 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders through December 31, 2000 and 90% thereafter, and meets certain other conditions.

        Operating Segments:

                Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segments of an enterprise. Based on the standards' definition, the Company has concluded that it engages in a single operating segment.

        Reclassification:

                Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

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

        In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received acquisition fees of $724,763, $305,783 and $173,004 in 1998, 1999 and 2000, respectively.

3.  Transactions with Related Parties:

        The Company's asset management and performance fees are each 1/2 of 1% of Average Invested Assets, as defined in the Advisory Agreement between the Company and the Advisor. Asset management fees were $1,751,817, $2,084,495 and $2,723,011 in 1998, 1999 and 2000, respectively, with performance fees in like amount. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. General and administrative expense reimbursements were $560,957, $794,930 and $1,097,817 in 1998, 1999 and 2000, respectively.

        In connection with performing services related to the Company's real estate purchases in 1998, 1999 and 2000, affiliates of the Company received structuring and development fees of $1,811,907, $764,458 and $432,511, respectively. The affiliate is also entitled to receive deferred acquisition fees over a period of no less than eight years, subject to the 2%/25% Guidelines limitation.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The Advisor's interest in such disposition fees amounts to $448,681 through December 31, 2000. Payment of such amount, however, cannot be made until the subordination provisions are met. Management has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in accounts payable to affiliates in the accompanying consolidated financial statements.

        The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 1998, 1999 and 2000 were $143,003, $208,046 and $234,774, respectively.

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

4.  Real Estate Leased to Others Accounted for Under the Operating Method:

        Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $37,991,000 in 2001; $38,123,000 in 2002; $38,373,000 in 2003; $38,535,000 in 2004,
        $38,260,000 in 2005 and aggregate approximately $545,788,000 through 2021.

        Contingent rents were approximately $71,000, $189,000 and $746,000 in 1998, 1999 and 2000, respectively.

5.  Net Investment in Direct Financing Leases:

       Net investment in direct financing leases is summarized as follows:

                                          December 31,
                                    1999                 2000
                                ------------         ------------
Minimum lease payments
  receivable                    $ 85,854,794         $ 80,997,376
Unguaranteed residual
  value                           39,822,801           40,597,352
                                ------------         ------------
                                 125,677,595          121,594,728
Less: unearned income             85,198,205           80,282,205
                                ------------         ------------
                                $ 40,479,390         $ 41,312,523
                                ============         ============


        Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases are approximately $4,857,000 in each of the years 2001 through 2003, $4,897,000 in 2004 and $4,903,000 in 2005 and aggregate approximately $80,997,000 through 2024.

        Contingent rents were approximately $13,000, $77,000 and $194,000 in 1998, 1999 and 2000 respectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Mortgage Notes Payable and Line of Credit:

        Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of approximately $265,157,000. As of December 31, 2000, mortgage notes payable had interest rates ranging from 6.5% to 10.5% per annum.

       Scheduled principal payments during each of the five years following December 31, 2000 are as follows:

Year Ending December 31,
------------------------
    2001                          $ 13,183,062
    2002                             4,691,374
    2003                            10,097,270
    2004                             5,311,323
    2005                             9,751,876
    Thereafter                     112,545,966
                                  ------------
      Total                       $155,580,871
                                  ============


        The Company maintains a credit facility that provides for borrowings of up to $20,000,000. Advances from the line of credit bear interest at an annual rate indexed to the LIBOR rate. The credit agreement has financial covenants that require the Company to maintain certain balance sheet items and meet or exceed certain operating and coverage ratios. The Company is in compliance with these covenants. The facility expires in June 2001 and had a balance of $4,300,000 as of December 31, 2000.

        Advances from the credit agreement will bear interest, at the option of the Company, at an annual rate of either (i) the London InterBank Offered Rate plus 1.8% or (ii) the lesser of the lender's prime rate plus .25% or the Federal Fund Effective Rate plus .50%. In addition, the Company will pay a fee of .25% per annum on the unused portion of the credit line.

        The credit agreement has financial covenants that require the Company to
        (i) maintain a minimum equity value of $200,000,000 plus 85% of the cash proceeds received by the Company from issuance of any new equity interests, (ii) maintain cash balances of at least $2,000,000 and (iii) meet or exceed certain operating and coverage ratios. As of December 31, 2000, the Company was in compliance with the financial covenants.

        Interest paid, excluding capitalized interest, was $7,758,956, $10,460,588 and $11,210,107 in 1998, 1999 and 2000, respectively.

        In connection with the placement of mortgages, fees of $724,763, $705,783 and $573,004 were paid to an affiliate of the Company in 1998, 1999 and 2000, respectively.

7.  Dividends Payable:

        Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2000, dividends paid per share reported for tax purposes were as follows:

                       1998     1999    2000
                       ----     ----    ----
Ordinary income        $.56     $.56    $.76
Capital gains           -        .09     .04
Return of capital       .25      .16     .02
                       ----     ----    ----
                       $.81     $.81    $.82
                       ====     ====    ====

        A dividend of $.2047 per share for the quarter ended December 31, 2000 ($5,871,722) was declared in December 2000 and paid in January 2001.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Acquisition of Real Estate:

        On December 7, 2000, the Company purchased a property in Hickory Creek, Texas on which a building is being constructed on a build-to-suit basis and entered into a net lease with Rave Reviews Hickory Creek I L.P. The lease obligations are unconditionally guaranteed by Rave Reviews Cinemas, L.L.C. The total purchase price was $6,936,372. The lease has an initial term of 20 years with one ten-year renewal term and provides for an initial annual rent, which will be based on the total costs necessary to complete the project, of up to $778,347, with annual increases based on a formula indexed to the Consumer Price Index beginning on the second lease anniversary. Construction was completed in February 2001. Rave Reviews has granted warrants to the Company that represent 3.22% of Rave Reviews' Class A Units.

 9.  Lease Revenues:

        The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of 1998, 1999 and 2000 lease revenues are as follows:

                                                        1998             1999              2000
                                                    ------------     ------------      ------------

Per Statements of Income:
   Rental income from operating leases              $ 27,097,224     $ 33,774,608      $ 39,188,496
   Interest income from direct financing leases        4,940,298        4,755,787         5,110,187
Adjustments:
   Share of leasing revenues applicable
     to minority interest                                              (1,675,736)       (2,897,873)
   Share of leasing revenues from
     equity investments                                4,501,027        9,914,975        11,465,450
                                                    ------------     ------------      ------------
                                                    $ 36,538,549     $ 46,769,634      $ 52,866,260
                                                    ============     ============      ============


                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In 1998, 1999 and 2000, the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                              1998            %             1999             %              2000              %
                                              ----           ---            ----            ---             ----             ---

Applied Materials, Inc. (a)               $ 2,857,105          8%       $ 4,664,118          10%        $ 5,910,678          11%
Advanced Micro Devices, Inc. (b)               84,672         --          3,048,500           7           3,048,500           6
BAE Systems, Inc.                           1,262,030          3          1,262,030           3           2,463,577           5
Perry Graphic Communications,
   Inc. and Judd's Incorporated             2,191,567          6          2,191,567           5           2,191,567           4
Scott Companies, Inc.                       1,940,850          5          1,940,850           4           2,052,162           4
Spectrian Corporation                       1,925,000          5          1,947,630           4           2,000,433           4
Westell Technologies, Inc.                  1,916,387          5          1,916,387           4           1,916,387           4
Best Buy Co., Inc. (b)                      1,787,480          5          1,779,485           4           1,770,596           3
Career Education Corporation                1,220,308          3          1,736,808           4           1,742,437           3
Telos Corporation                           1,447,000          4          1,519,193           3           1,543,258           3
Sicor, Inc. (b)                             1,309,000          4          1,377,223           3           1,472,736           3
Q Clubs, Inc.                               1,404,608          4          1,416,300           3           1,421,582           3
Ameriserve Food Distribution, Inc. (b)             --         --            378,849          --           1,411,702           3
PPD Development, Inc.
   (formerly Applied Bioscience
   International, Inc.)                     1,309,476          4          1,391,715           3           1,391,715           3
Galyan's Trading Company, Inc.                     --         --                 --          --           1,379,633           3
The Bon-Ton Stores, Inc.                    1,270,750          3          1,270,750           3           1,322,331           2
The Upper Deck Company (b)                  1,319,875          4          1,319,875           3           1,319,875           2
Compucom Systems, Inc. (b)                         --         --            982,213           2           1,304,667           2
Del Monte Corporation                       1,286,250          4          1,286,250           3           1,286,250           2
Silgan Containers Corporation               1,165,952          3          1,275,000           3           1,275,000           2
Childtime Childcare, Inc.                     670,662          2          1,039,347           2           1,184,234           2
Intesys Technologies, Inc. (b)                     --         --          1,028,831           2           1,137,375           2
Big V Holding Corporation                     828,976          2            891,449           2           1,068,008           2
Garden Ridge Corporation                      995,764          3            995,764           2             995,764           2
Pacific Logistics, L.P. (formerly
   Texas Freezer Company, Inc.)               304,196          1            930,750           2             930,750           2
QMS, Inc.                                   1,689,375          5          1,689,375           4             879,389           2
The Garden Companies, Inc.                    816,400          2            816,400           2             868,346           2
Rheometric Scientific, Inc.                   817,922          2            831,020           2             851,345           2
Nutramax Products, Inc.                       637,244          2            831,493           2             845,582           2
Other                                       4,079,700         11          5,010,462           9           5,880,381          10
                                          -----------        ---        -----------         ---         -----------         ---
                                          $36,538,549        100%       $46,769,634         100%        $52,866,260         100%
                                          ===========        ===        ===========         ===         ===========         ===

    (a) Net of amounts applicable to minority interests owned by Corporate Property Associates 14 Incorporated ("CPA(R): 14")

    (b) Represents the Company's proportionate share of lease revenues from its equity investment.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Equity Investments:

        The Company owns equity interests with affiliates in eight partnerships and limited liability companies. The affiliates have investment objectives that are similar to those of the Company. These ownership interests consist of a 37% interest in a general partnership which net leases 17 retail stores to Best Buy Co., Inc., a 50% interest in a general partnership that net leases two office buildings to Sicor, Inc., a 50% interest in a limited liability company that net leases two office buildings to The Upper Deck Company, a 33 1/3% interest in a limited liability company that net leases a building to Advanced Micro Devices, Inc., a 33 1/3 % interest in a limited liability company that net leases a building to Compucom Systems, Inc. ("Compucom"), a 50% interest in a limited liability company that net leases a building to Intesys Technologies, Inc. ("Intesys") and 40% interests in two limited liability companies that own four properties, including three leased to Ameriserve Food Distribution, Inc. ("Ameriserve"). The interests in the Intesys, Compucom and Ameriserve properties were acquired in 1999.

        Summarized combined financial information of the Company's equity investees is as follows:

(In thousands)                                     December 31,
                                             ------------------------
                                               1999            2000
                                             --------        --------
Assets (primarily real estate)               $296,378        $295,968
Liabilities (primarily mortgage notes
  payable)                                    189,151         186,942
                                             --------        --------
Capital                                      $107,227        $109,026
                                             ========        ========

(In thousands)                                        Year Ended December 31,
                                             -----------------------------------------
                                               1998             1999            2000
                                             --------         --------        --------
Revenues (primarily rental revenues)         $ 10,343         $ 25,338        $ 39,412
Expenses (primarily interest on
  mortgages and depreciation)                   5,394           15,010          19,317
                                             --------         --------        --------
Net income                                   $  4,949         $ 10,328        $ 20,095
                                             ========         ========        ========

11. Writedown to Fair Value:

        In March 1996, the Company entered into a direct financing lease for a property in Newark, Delaware with Lanxide Corporation ("Lanxide") that was purchased for $8,679,000. The Company financed the purchase with $4,400,000 from two limited recourse mortgages. In January 1998, Lanxide filed a voluntary bankruptcy petition and subsequently vacated the property. Based on the Company's expectation that future cash flow from the properties would be reduced, Management concluded that there had been an impairment of the value to the property. Based on a writedown of the Company's interest in the property to an estimated fair value of $4,398,000, the Company incurred a noncash charge of $4,281,421 in 1998.

12. Extraordinary Charge on Extinguishment of Debt:

        In February 1995, the Company purchased land and buildings in Hayward, California for $11,860,000 and entered into a net lease with Etec Systems, Inc. ("Etec"). In August 1996, the Company entered into a commitment to construct an additional building at the Etec property, and in January 1997, the Company completed construction of the building for $5,241,000.

        In February 1998, the Company entered into a series of transactions including paying off the existing limited recourse mortgage loan on the Etec property, funding additional improvements at the Etec property of approximately $11,518,000, entering into a commitment and construction agency agreement to fund additional improvements of $52,356,000, completed in 1999, amending the existing lease with Etec and transferring ownership of the Etec property to a limited liability company in which CPA(R):14 has an ownership interest. At that time, the Company paid off the $7,957,947 existing limited recourse mortgage loan collateralized by the Etec property. In connection with paying off the loan, the Company incurred a prepayment charge of $379,246 which has been recorded in 1998 as an extraordinary charge on the extinguishment of debt. In 2000, Etec was purchased by Applied Materials, Inc. In connection with the change in control of Etec, Applied Materials, Inc. agreed to provide an unconditional guarantee of Etec's lease obligations.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Gains (Losses) on Sale of Real Estate and Securities:

        1999

        In July 1999, the Company sold excess land at the property leased to Rheometric Scientific, Inc. ("Rheometric"). Pursuant to an agreement between the Company and Rheometric, a portion of the sales proceeds from the sale of the land would be due to Rheometric. Rheometric agreed that its share of any proceeds be held in an interest-bearing escrow account, and be released to Rheometric only upon Rheometric's satisfaction of certain financial covenants under the lease. The Company recognized a loss on sale of $196,323, and currently holds $256,315 in an interest-bearing account on behalf of Rheometric.

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

        The Company recognized a gain of $148,877 in connection with the redemption of warrants that had been granted by Q Clubs, Inc. in connection with structuring net leases with the Company.

        2000

        In January 2000, the Company sold its remaining 11,261 Etec shares at a gain of $778,946.

        In February 1997, the Company purchased land and building in Mobile, Alabama and entered into a net lease agreement with QMS, Inc. ("QMS"). In June 2000, the Company sold the QMS property for $14,479,000 and recognized a gain on sale of $1,201,121. In November 2000, the Company converted QMS warrants for QMC common stock it received in connection with structuring the QMS lease for 100,000 shares of QMS and sold the shares at a gain of $269,215.

        In connection with structuring its net lease with Texas Freezer Company, Inc. ("Texas Freezer") in September 1997, the Company was granted warrants to purchase 30,390 shares of Texas Freezer. In June 2000, Texas Freezer sold substantially all of its assets to Pacific Logistics, L.P. and P&O Cold Logistics, LLC. In connection with the sale, Texas Freezer was required to satisfy the rights of warrant holders. Accordingly, the Company recognized a gain of $191,000 in connection with receiving a lump sum payment in satisfaction of its rights.

14. Disclosures About Fair Value of Financial Instruments:

        The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

        The Company estimates that the fair value of mortgage notes payable approximates the carrying value of such mortgage notes was approximately $135,848,000 and $159,174,000 at December 31, 1999 and 2000,
        respectively. The fair value of the mortgage notes payable was evaluated using a cash flow model with a discount rate that takes into account the credit of the tenant and interest rate risk.

        In conjunction with executing a number of its leases, the Company was granted warrants to purchase common stock of the lessee or lease guarantor. To the extent that the lessee is not a publicly traded company, the warrants were judged at the time of issuance to be speculative in nature and a nominal cost basis is attributed to them. The Company believes it is not practicable to estimate the fair value of its stock warrants for closely-held companies. For publicly traded companies, fair value represents the amount by which quoted market value of common stock exceeds the exercise price at December 31, 1999 and 2000. The Company has warrants to purchase 150,000 shares of Vermont Teddy Bear Co., Inc. ("Vermont Teddy Bear") common stock and 464,160 shares of Rheometric Scientific, Inc. ("Rheometric") common stock, both of which have publicly-traded common stock. There is no established market for the stock

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        warrants of these companies. As of December 31, 1999, the warrants had no fair value as the exercise prices were greater than the quoted market value, and at December 31, 2000 the warrants had a fair value of $1,138,170.

15. Accounting Pronouncements:

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, which establishes accounting and reporting standards for derivative instruments. The Company believes that upon adoption SFAS No. 133 will not have a material impact on the consolidated financial statements.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 1 ("SAB 101") which provides guidance on several revenue recognition issues including recognition of rents based upon lessees' sales. Certain of the Company's leases provide for additional rents to be paid based upon the level of sales achieved by the lessee. The percentage rents are recorded once the required sales level is achieved and are included in the consolidated statements of income in rental revenue and interest income from direct financing leases. The adoption of SAB 101 did not have a significant impact on the consolidated financial statements.

MARKET FOR THE PARTNERSHIP'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS



        There is no established public trading market for the Shares of the Company.

        As of December 31, 2000 there were 13,852 holders of record of the Shares of the Company.

        In accordance with the Prospectus of the Company, dividends will be paid quarterly regardless of the frequency with which such dividends are declared. The Company is required to distribute annually 95% of its Distributable REIT Taxable Income (90% in 2001 and thereafter) to maintain its status as a REIT. The following shows the frequency and amount of dividends paid for the past three years.


                           Cash Dividends Paid Per Share
                          -------------------------------
                           1998        1999         2000
                          ------      ------       ------
First quarter             $.2023      $.2031       $.2039
Second quarter             .2025       .2033        .2041
Third quarter              .2027       .2035        .2043
Fourth quarter             .2029       .2037        .2045
                          ------      ------       ------
                          $.8104      $.8136       $.8168
                          ======      ======       ======


REPORT ON FORM 10-K


        The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.