Form 10-Q
period 2001-03-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2001-05-14
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2001

                                       of

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


               CPA(R):12 HAS NO SECURITIES registered on any exchanges.


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


               CPA(R):12 has no active market for common stock at May 11, 2001. CPA(R):12 has 29,676,246 shares of common stock, $.001 par value outstanding at May 11, 2001.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED





                                      INDEX



                                                                                                 Page No.
                                                                                                 --------

 PART I
 ------

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 2000
               and March 31, 2001                                                                      2

               Condensed Consolidated Statements of Income for the three months
               ended March 31, 2000 and 2001                                                           3

               Condensed Consolidated Statements of Comprehensive Income
               for the three months ended March 31, 2000 and 2001                                      4

               Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2000 and 2001                                                           5


               Notes to Condensed Consolidated Financial Statements                                   6-8



 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                   9-10


 PART II - Other Information
 -------

Item 3. - Quantitative and Qualitative Disclosure About Market Risk                                   11


Item 4. - Submission of Matters to a Vote of Security Holders                                         11


Item 6. - Exhibits and Reports on Form 8-K                                                            11


 Signatures                                                                                           12




* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31, 2000            March 31, 2001
                                                                       -----------------            --------------
                                                                            (Note)                   (Unaudited)

           ASSETS:
  Land and buildings, net of accumulated depreciation of
      $22,333,095 at December 31, 2000 and $23,168,360 at
      March 31, 2001                                                        $322,833,116              $307,558,116
  Net investment in direct financing leases                                   41,312,523                41,260,814
  Real estate under construction leased to others                              6,936,371                         -
  Assets held for sale                                                                 -                20,305,393
  Equity investments                                                          45,152,342                44,851,368
  Cash and cash equivalents                                                   17,673,321                 8,746,507
  Other assets                                                                 7,300,919                 8,146,862
                                                                            ------------              ------------
             Total assets                                                   $441,208,592              $430,869,060
                                                                            ============              ============

           LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

  Liabilities:
  Limited recourse mortgage notes payable                                   $155,580,871              $154,487,020
  Note payable                                                                 4,300,000                 4,300,000
  Accrued interest                                                               946,894                   940,076
  Accounts payable to affiliates                                               3,896,297                 2,202,539
  Accounts payable and accrued expenses                                          593,061                   671,157
  Dividends payable                                                            5,871,772                 6,090,982
  Prepaid rental income and security deposits                                  4,363,784                 3,453,296
  Deferred acquisition fees payable to an affiliate                            7,490,377                 6,310,304
                                                                            ------------              ------------
             Total liabilities                                               183,043,056               178,455,374
                                                                            ------------              ------------

  Minority interest                                                           23,072,575                 8,161,272
                                                                            ------------              ------------

  Commitments and contingencies

  Shareholders' equity:
  Common stock, $.001 par value; authorized, 40,000,000
      shares; issued and outstanding 29,169,315 and 30,244,506
      shares at December 31, 2000 and March 31, 2001                              29,169                    30,245
  Additional paid-in capital                                                 261,821,096               272,273,472
  Dividends in excess of accumulated earnings                                (21,791,937)              (22,784,626)
                                                                            ------------              ------------
                                                                             240,058,328               249,519,091

  Less: common stock in treasury at cost, 537,427 and 568,260
      shares at December 31, 2000 and March 31, 2001                          (4,965,367)               (5,266,677)
                                                                            ------------              ------------

             Total shareholders' equity                                      235,092,961               244,252,414
                                                                            ------------              ------------
             Total liabilities, minority interest and
                shareholders' equity                                        $441,208,592              $430,869,060
                                                                            ============              ============



     The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED



             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                           2000                    2001
                                                                           ----                    ----

       Revenues:
         Rental income                                                  $ 9,588,827              $10,206,333
         Interest income from direct financing leases                     1,262,367                1,296,191
         Interest and other income                                          109,490                  337,222
                                                                        -----------              -----------
                                                                         10,960,684               11,839,746
                                                                        -----------              -----------

       Expenses:
         Interest                                                         2,690,132                3,352,101
         Depreciation and amortization                                    2,101,232                1,964,030
         General and administrative                                         834,287                  881,269
         Property expenses                                                1,299,594                1,233,230
                                                                        -----------              -----------
                                                                          6,925,245                7,430,630
                                                                        -----------              -----------

            Income before minority interest, income from
              equity investments, and gain on sale of
              securities                                                  4,035,439                4,409,116

       Minority interest in income                                         (296,231)                (321,378)
                                                                         ----------               ----------

            Income before income from equity investments and
              gain on sale of securities                                  3,739,208                4,087,738

       Income from equity investments                                     1,127,579                1,019,124
                                                                        -----------              -----------

            Income before gain on sale of securities                      4,866,787                5,106,862

       Gain on sale of securities                                           778,946                      -
                                                                        -----------              -----------

           Net income                                                   $ 5,645,733              $ 5,106,862
                                                                        ===========              ===========

       Basic and diluted income per common share                              $ .20                     $.17
                                                                              =====                     ====

       Weighted average shares outstanding - basic and diluted           28,673,451               29,646,080
                                                                         ==========               ==========


       The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED



            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                 2000                   2001
                                                                                 ----                   ----

           Net income                                                         $5,645,733              $ 5,106,862
                                                                              ----------              -----------

           Other comprehensive income:
              Change in unrealized gain on marketable securities
               during the period                                                 295,677                     -
              Change in unrealized appreciation resulting from sale
               of securities                                                    (778,946)                    -
                                                                              ----------              -----------
              Other comprehensive income:                                       (483,269)                    -
                                                                              ----------              -----------

              Comprehensive income                                            $5,162,464              $ 5,106,862
                                                                              ==========              ===========



       The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED



           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                    Three Months Ended March 31,
                                                                                 ----------------------------------
                                                                                      2000                    2001
                                                                                      ----                    ----

Cash flows from operating activities:
   Net income                                                                      $5,645,733              $5,106,862
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                                  2,101,232               1,964,030
     Straight-line rent adjustments                                                  (190,583)               (248,977)
     Income from equity investments in excess of distributions received              (106,923)                      -
     Fees paid by issuance of stock                                                   546,005                 687,537
     Minority interest in income                                                      296,231                 321,378
     Gain on sale of securities                                                      (778,946)                      -
     Change in operating assets and liabilities, net                                   85,675              (2,954,320)
                                                                                  -----------             -----------
         Net cash provided by operating activities                                  7,598,424               4,876,510
                                                                                  -----------             -----------

Cash flows from investing activities:
   Capital distribution from equity investments                                     3,674,944                       -
   Distributions from equity investments in excess of equity income                         -                 300,974
   Purchases of real estate and equity investments and additional
     capitalized costs                                                             (3,009,122)                (10,230)
   Proceeds from sale of securities                                                 1,765,063                       -
   Payment of deferred acquisition fees                                            (1,044,191)             (1,180,073)
                                                                                  -----------             -----------
         Net cash provided by (used in) investing activities                        1,386,694                (889,329)
                                                                                  -----------             -----------

Cash flows from financing activities:
   Payments on mortgage principal                                                    (899,583)             (1,093,851)
   Distributions to minority interest partner                                        (285,029)               (229,681)
   Capital distributions to minority interest partner                                       -             (15,003,000)
   Contributions from minority interest partner                                     1,086,370                       -
   Payment of financing costs and mortgage deposits                                         -                (171,727)
   Proceeds from issuance of shares, net of costs                                           -               9,765,914
   Dividends paid                                                                  (5,857,741)             (5,880,340)
   Purchase of treasury stock                                                        (611,488)               (301,310)
                                                                                  -----------             -----------
         Net cash used in financing activities                                     (6,567,471)            (12,913,995)
                                                                                  -----------             -----------

         Net increase (decrease) in cash and cash equivalents                       2,417,647              (8,926,814)
                                                                                  -----------             -----------

Cash and cash equivalents, beginning of period                                      8,847,449              17,673,321
                                                                                  -----------             -----------

      Cash and cash equivalents, end of period                                    $11,265,096             $ 8,746,507
                                                                                  ===========             ===========



       The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED



        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

Note 2.  Transactions with Related Parties:

The Company incurred asset management fees payable to the Advisor, W. P. Carey & Co. LLC, of $673,750 and $687,420 for the three months ended March 31, 2000 and 2001, respectively, with performance fees in like amount. General and administrative expense reimbursements were $283,457 and $283,987 for the three months ended March 31, 2000 and 2001, respectively.

Note 3.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the three-month periods ended March 31, 2000 and 2001 are as follows:

                                                                         2000                    2001
                                                                         ----                    ----

       Per Statements of Income:
          Rental income from operating leases                         $ 9,588,827             $10,206,333
          Interest from direct financing leases                         1,262,367               1,296,191

       Adjustment:
          Share of leasing revenue applicable to
             minority interest                                           (718,173)               (745,601)
          Share of leasing revenue from equity
             investments                                                2,680,049               2,831,582
                                                                      -----------             -----------
                                                                      $12,813,070             $13,588,505
                                                                      ===========             ===========

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED



       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)


For the three-month periods ended March 31, 2000 and 2001, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                                    2000           %               2001           %
                                                                    ----           -               ----           -
    Applied Materials, Inc. (a)                                $ 1,465,387        11%          $ 1,517,800       11%
    Advanced Micro Devices, Inc. (b)                               726,125         6               762,125        6
    Galyan's Trading Company                                             -         -               683,289        5
    BAE Systems, Inc.                                              679,473         5               581,463        4
    Perry Graphic Communications, Inc.
         and Judd's Incorporated                                   547,892         4               547,892        4
    Scott Companies Inc.                                           505,451         4               515,570        4
    Spectrian Corporation                                          488,792         4               503,880        4
    Westell Technologies, Inc.                                     479,097         4               479,097        4
    Best Buy Co., Inc. (b)                                         444,132         3               441,759        3
    Career Education Corporation                                   434,203         3               434,203        3
    Telos Corporation                                              385,814         3               385,814        3
    Sicor, Inc. (b)                                                368,184         3               368,184        3
    Q Clubs, Inc.                                                  355,748         3               355,043        3
    Applied Bioscience International, Inc.                         347,929         3               347,929        3
    The Bon-Ton Stores, Inc.                                       317,688         2               337,031        2
    The Upper Deck Company (b)                                     329,969         3               329,969        2
    Compucom Systems, Inc. (b)                                     326,134         3               326,167        2
    Del Monte Corporation                                          321,563         3               321,562        2
    McLane Company, Inc. (b)                                       165,237         1               319,035        2
    Silgan Containers Corporation                                  318,750         2               318,750        2
    Childtime Childcare, Inc.                                      291,679         2               297,518        2
    Intesys Technologies, Inc. (b)                                 284,344         2               284,344        2
    Big V Holding Corp.                                            267,540         2               269,308        2
    Garden Ridge Corporation                                       248,941         2               248,941        2
    Pacific Logistics, L.P.                                        232,687         2               232,687        2
    The Garden Companies, Inc.                                     204,100         2               230,073        2
    Rheometric Scientific, Inc.                                    210,105         2               216,188        2
    NutraMax Products, Inc.                                        208,814         2               208,814        2
    Rave Reviews Cinemas, L.L.C.                                         -         -               205,397        2
    QMS, Inc.                                                      448,368         3                     -        -
    Other                                                        1,408,924        11             1,518,673       10
                                                               -----------       ---           -----------      ---
                                                               $12,813,070       100%          $13,588,505      100%
                                                               ===========       ===           ===========      ===


(a)    Net of Corporate Property Associates 14 Incorporated's minority interest.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED



       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

Note 4.  Equity Investments:

The Company holds interests in eight entities in which its ownership interest is 50% or less. All of the entities were formed and are owned with affiliates that have similar investment objectives as the Company. The Company's ownership in entities that net lease to the following tenants is as follows: Best Buy Co., Inc., 37%; Intesys Technologies, Inc., 50%; Sicor, Inc., 50%; McLane Company, Inc. (Ameriserve Food Distribution, Inc.), 40%, The Upper Deck Company, 50%; Advanced Micro Devices, Inc., 33.33% and Compucom Systems, Inc., 33.33%. Combined summarized financial information on the Company's equity investments is as follows:

    (In thousands)                                               December 31, 2000           March 31, 2001
                                                                 -----------------           --------------

    Assets (primarily real estate)                                    $295,968                    $290,423
    Liabilities (primarily mortgage notes payable)                     186,942                     181,946
                                                                      --------                    --------
    Partners' and members' equity                                     $109,026                    $108,477
                                                                      ========                    ========

                                                                             Three Months Ended
                                                                    March 31, 2000              March 31, 2001
                                                                    --------------              --------------

    Revenues (primarily rental revenue)                                 $6,986                      $7,251
    Expenses (primarily interest on mortgages and
        depreciation)                                                    4,570                       4,661
                                                                        ------                      ------
             Net income                                                 $2,416                      $2,590
                                                                        ======                      ======


Note 5.  Subsequent Event:

On May 1, 2001, the Company sold its property in San Diego, California leased to BAE Systems, Inc. ("BAE") for $30,497,865, net of transaction costs. The Company has placed the funds in an escrow account for the purpose of entering into a
Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind real property, and defer a taxable gain of approximately $10,192,000 until the new property is sold. For financial reporting purposes, the BAE property has been classified as an asset held for sale in the accompanying condensed consolidated financial statements as of March 31, 2001, and the gain on the sale of BAE property will be recognized as of the date of sale.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED



                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with Corporate Property Associates 12, Incorporated's ("CPA(R):12") condensed consolidated financial statements and notes thereto as of March 31, 2001 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or the objectives and plans of CPA(R):12 will be achieved.

RESULTS OF OPERATIONS:

Net income for the three-month period ended March 31, 2001 decreased $539,000 as compared with the three-month period ended March 31, 2000. Excluding a gain on the sale of securities of $779,000 in 2000, income would have reflected an increase of $240,000. The increase was due to increases in lease revenues (rental income and interest income from direct financing leases) and a decrease in property expenses, and was partially offset by an increase in interest and a decrease in income from equity investments.

Lease revenues increased as a result of new leases with Galyan's and Rave Reviews Cinemas, L.L.C. on properties acquired in June 2000 and December 2000, respectively, which provide annual rents of $3,163,000. In addition, lease revenues benefited from scheduled rent increases based on increases in the Consumer Price Index on ten existing leases since February 2000. The effect of the rent increases was offset by the June 2000 sale of the QMS, Inc. property which contributed annual lease revenues of $1,793,000. Property expenses decreased as a result of lower charges for uncollected rent.

Interest expense increased as a result of an aggregate $28,589,000 of new limited recourse mortgage financing obtained on the Galyan's Trading Company and Westell Technologies, Inc. properties in June and December 2000, respectively. The increase in interest expense from the new mortgage loans was partially offset by the satisfaction of a mortgage loan in connection with the sale of the QMS, Inc. property in June 2000. The decrease in income from equity investments was due to CPA(R):12's equity investment with an affiliate in properties initially leased to Ameriserve Food Distribution, Inc. In connection with the reorganization of Ameriserve and the acquisition of its operations by the McLane Company, Inc. in November 2000, the lease on a property in Grand Rapids, Michigan was terminated. The Grand Rapids property is vacant and is incurring maintenance costs and real estate tax expense while it is in the process of being remarketed.

FINANCIAL CONDITION:

Cash flows from operations and equity investments of $5,177,000 were not sufficient to pay quarterly dividends of $5,880,000, scheduled mortgage principal installments of $1,094,000, and distributions of $230,000 to the minority interest partner in the Applied Materials, Inc. property. A timing difference in the receipt and payment of certain operating assets and liabilities had the effect of reducing operating cash flows by $2,954,000. Prepaid rent, representing collection of rents before it is recognized for reporting purposes, decreased by $910,000. In addition, the annual installment of accrued interest on deferred acquisition fees was due in January 2001. Approximately $1,155,000 of the interest paid represented amounts that had been voluntarily deferred by CPA(R):12's advisor. Excluding these timing differences, cash generated from operating activities would have been sufficient to meet CPA(R):12's dividend payment objective. Management believes that future operating cash flow will be sufficient to fully fund the payment of dividends.

CPA(R):12's investing activities consisted of payment of a $1,180,000 installment to its Advisor for deferred acquisition fees in accordance with CPA(R):12's advisory agreement. Deferred acquisition fees are payable over a period of no less than eight years.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED



                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


In addition to paying dividends, minority interest distributions and scheduled mortgage principal payment installments, CPA(R):12's financing activities included obtaining $9,766,000, net of costs of $234,000, for issuing 1,009,082 shares from the private placement issuance of stock to an existing institutional shareholder. The shareholder had purchased 1,000,000 shares in CPA(R):12's public offering. With the issuance of the new shares, this shareholder owns an approximate 7% interest in CPA(R):12. CPA(R):12 paid a $15,003,000 capital distribution to its minority partner, Corporate Property Associates 14 Incorporated, to return amounts advanced during the construction period for its investment in the Applied Materials property. Since March 31, 2001, the Company paid a scheduled balloon payment of $3,316,000 on its property in Newark, Delaware.

The Company maintains a credit facility that provides for borrowings of up to $20,000,000. The facility expires in June 2001, and Management is currently negotiating an extension. CPA(R):12 is continuing to seek refinancing on a limited recourse mortgage loan collateralized by properties leased to Del Monte Corporation scheduled to mature in 2001. Management believes that a refinancing will be completed as the lease on the Del Monte properties has a remaining initial lease term of fifteen years.

During the quarter ended March 31, 2001, $4,568,000 was released from an escrow account held by a mortgage lender on two of the properties leased to McLane Company. The release of escrow funds represents a portion of the funds which were assigned to the mortgage lender in connection with a bankruptcy settlement in 2000 with Ameriserve Food Distribution, Inc. The released funds were applied to the loan balance during the first quarter. An additional $4,325,000 remains in escrow. The funds will be released when a long-term lease on a property in Grand Rapids, Michigan is executed. CPA(R):12 owns a 40% equity investment in the properties.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                                     PART II


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $140,211,000 of CPA(R):12's long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2001 ranged from 8.783% to 10.55%. There has been no material change since December 31, 2000.

(in thousands)
                            2001         2002         2003         2004         2005       Thereafter      Total       Fair Value
                            ----         ----         ----         ----         ----       ----------      -----       ----------
Fixed rate debt            $3,182       $4,536       $4,885       $5,311       $9,752      $112,545      $140,211      $155,899
Average interest
   rate                     7.51%        7.51%        7.51%        7.52%        7.82%         7.69%
Variable rate debt        $13,208         $156       $5,212         -            -            -          $ 18,576      $ 18,576



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


              During the quarter ended March 31, 2001, no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K



       (b)    Reports on Form 8-K:

              During the quarter ended March 31, 2001, CPA(R):12 was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED




                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                          AND SUBSIDIARIES






     5/11/01              By:     /s/ John J. Park
    ----------                   ----------------------------------------
        Date                          John J. Park
                                      Executive Vice President, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial Officer)



     5/11/01              By:     /s/ Claude Fernandez
    ----------                   ----------------------------------------
        Date                          Claude Fernandez
                                      Executive Vice President and
                                      Chief Administrative Officer
                                      (Principal Accounting Officer)