Form 10-Q
period 2001-06-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2001-08-10
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2001

                                       of

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


         CPA(R):12 has no active market for common stock at August 9, 2001.

         CPA(R):12 has 29,734,118 shares of common stock, $.001 par value outstanding at August 9, 2001.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                                      INDEX


                                                                                         Page No.
PART I

Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 2000
               and June 30, 2001                                                               2

               Condensed Consolidated Statements of Income for the three and six
               months ended June 30, 2000 and 2001                                             3

               Condensed Consolidated Statements of Comprehensive Income
               for the three and six months ended June 30, 2000 and 2001                       4

               Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2000 and 2001                                                    5


               Notes to Condensed Consolidated Financial Statements                           6-9



Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                          10-11


PART II - Other Information


Item 3. - Quantitative and Qualitative Disclosure About Market Risk                            12


Item 4. - Submission of Matters to a Vote of Security Holders                                  12


Item 6. - Exhibits and Reports on Form 8-K                                                     12


Signatures                                                                                     13


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           December 31, 2000      June 30, 2001
                                                                           -----------------      -------------
                                                                                 (Note)            (Unaudited)
         ASSETS:
Land and buildings, net of accumulated depreciation of
    $22,333,095 at December 31, 2000 and $24,978,220 at June
    30, 2001                                                                  $ 322,833,116       $ 324,714,807
Net investment in direct financing leases                                        41,312,523          41,294,370
Real estate under construction leased to others                                   6,936,371                  --
Equity investments                                                               45,152,342          43,643,475
Cash and cash equivalents                                                        17,673,321          14,841,846
Funds in escrow                                                                          --          15,244,177
Other assets                                                                      7,300,919           9,908,379
                                                                              -------------       -------------
           Total assets                                                       $ 441,208,592       $ 449,647,054
                                                                              =============       =============

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                       $ 155,580,871       $ 163,038,234
Note payable                                                                      4,300,000           4,300,000
Accrued interest                                                                    946,894             922,568
Accounts payable to affiliates                                                    3,896,297           2,619,833
Accounts payable and accrued expenses                                               593,061             612,793
Dividends payable                                                                 5,871,772           6,103,494
Prepaid rental income and security deposits                                       4,363,784           4,941,169
Deferred acquisition fees payable to an affiliate                                 7,490,377           6,687,268
                                                                              -------------       -------------
           Total liabilities                                                    183,043,056         189,225,359
                                                                              -------------       -------------

Minority interest                                                                23,072,575           7,917,712
                                                                              -------------       -------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding 29,169,315 and 30,309,975 shares at
    December 31, 2000 and June 30, 2001                                              29,169              30,310
Additional paid-in capital                                                      261,821,096         272,945,291
Dividends in excess of accumulated earnings                                     (21,791,937)        (15,131,708)
                                                                              -------------       -------------
                                                                                240,058,328         257,843,893

Less: common stock in treasury at cost, 537,427 and 575,857
    shares at December 31, 2000 and June 30, 2001                                (4,965,367)         (5,339,910)
                                                                              -------------       -------------

           Total shareholders' equity                                           235,092,961         252,503,983
                                                                              -------------       -------------
           Total liabilities, minority interest and
              shareholders' equity                                            $ 441,208,592       $ 449,647,054
                                                                              =============       =============

                  The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                 Three Months Ended                     Six Months Ended
                                                 ------------------                     ----------------
                                          June 30, 2000      June 30, 2001      June 30, 2000      June 30, 2001
                                          -------------      -------------      -------------      -------------
Revenues:
  Rental income                            $  9,872,970       $ 10,103,760       $ 19,461,797       $ 20,310,093
  Interest income from direct
    financing leases                          1,264,086          1,299,206          2,526,453          2,595,397
  Other interest and miscellaneous
    income                                      147,026            289,164            256,516            626,386
                                           ------------       ------------       ------------       ------------
                                             11,284,082         11,692,130         22,244,766         23,531,876
                                           ------------       ------------       ------------       ------------

Expenses:
  Interest                                    2,933,485          3,407,667          5,623,617          6,759,768
  Depreciation and amortization               1,901,937          1,908,351          4,003,169          3,872,381
  General and administrative                    881,989          1,121,171          1,481,605          2,002,440
  Property expenses                           1,870,430          1,645,583          3,404,695          2,878,813
                                           ------------       ------------       ------------       ------------
                                              7,587,841          8,082,772         14,513,086         15,513,402
                                           ------------       ------------       ------------       ------------

     Income before minority interest,
       income from equity
       investments, and gains                 3,696,241          3,609,358          7,731,680          8,018,474

Minority interest in income                    (299,468)          (356,854)          (595,699)          (678,232)
                                           ------------       ------------       ------------       ------------

     Income before income from equity
       investments and gains                  3,396,773          3,252,504          7,135,981          7,340,242

Income from equity investments                  845,944          1,129,444          1,973,523          2,148,568
                                           ------------       ------------       ------------       ------------

     Income before gains                      4,242,717          4,381,948          9,109,504          9,488,810

Unrealized gain on warrants                          --            511,522                 --            511,522
Gain on sale of securities                      191,000                 --            969,946                 --
Gain on sale of real estate                   1,212,886          8,865,093          1,212,886          8,865,093
                                           ------------       ------------       ------------       ------------

    Net income                             $  5,646,603       $ 13,758,563       $ 11,292,336       $ 18,865,425
                                           ============       ============       ============       ============

Basic and diluted income per common
  share                                    $        .19       $        .46       $        .39       $        .64
                                           ============       ============       ============       ============

Weighted average shares
  outstanding - basic and diluted            28,692,548         29,737,791         28,682,999         29,692,189
                                           ============       ============       ============       ============


                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                    Three Months Ended                                Six Months Ended
                                                    ------------------                                ----------------
                                              June 30, 2000      June 30, 2001              June 30, 2000         June 30, 2001
                                              -------------      -------------              -------------         -------------
Net income                                      $5,646,603        $13,758,563                $11,292,336           $18,865,425
                                                ----------        -----------                -----------           -----------

Other comprehensive loss:
   Change in unrealized gain on
    marketable securities during
    the period                                           -                  -                    295,677                     -
   Change in unrealized appreciation
    resulting from sale of securities                    -                  -                  (778,946)                     -
                                                ----------        -----------                -----------           -----------
   Other comprehensive loss  :                           -                  -                  (483,269)                     -
                                                ----------        -----------                -----------           -----------

   Comprehensive income                         $5,646,603        $13,758,563                $10,809,067           $18,865,425
                                                ==========        ===========                ===========           ===========

                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                              2000              2001
                                                                         ------------       ------------
Cash flows from operating activities:
   Net income                                                            $ 11,292,336       $ 18,865,425
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                          4,003,169          3,872,381
     Straight-line rent adjustments                                          (508,579)          (570,764)
     Fees paid by issuance of stock                                         1,292,819          1,374,961
     Minority interest in income                                              595,699            678,232
     Unrealized gain on warrants                                                   --           (511,522)
     Gain on sale of real estate and securities                            (2,182,831)        (8,865,093)
     Change in operating assets and liabilities, net                         (651,883)        (2,724,936)
                                                                         ------------       ------------
         Net cash provided by operating activities                         13,840,730         12,118,684
                                                                         ------------       ------------

Cash flows from investing activities:
   Capital distribution from equity investments                             4,195,380                 --
   Distributions from equity investments in excess of equity income         1,006,644          1,508,867
   Purchases of real estate and equity investments and additional
     capitalized costs                                                    (11,312,804)        (3,344,161)
   Proceeds from sale of securities and real estate                        15,449,405                 --
   Payment of deferred acquisition fees                                      (560,102)        (1,180,073)
                                                                         ------------       ------------
         Net cash provided by (used in) investing activities                8,778,523         (3,015,367)
                                                                         ------------       ------------

Cash flows from financing activities:
   Proceeds from mortgages                                                         --         18,410,836
   Prepayments of mortgage principal                                       (7,370,926)        (8,786,509)
   Payments on mortgage principal                                          (1,921,926)        (2,166,964)
   Distributions to minority interest partner                                (279,837)          (830,095)
   Contributions from (capital distributions to) minority
     interest partner                                                         483,822        (15,003,000)
   Payment of financing costs and mortgage deposits                                --           (961,418)
   Proceeds from issuance of shares, net of costs                                  --          9,750,375
   Costs of raising capital                                                  (415,014)                --
   Dividends paid                                                         (11,705,742)       (11,973,474)
   Purchase of treasury stock                                                (625,503)          (374,543)
                                                                         ------------       ------------
         Net cash used in financing activities                            (21,835,126)       (11,934,792)
                                                                         ------------       ------------

         Net increase (decrease) in cash and cash equivalents                 784,127         (2,831,475)

Cash and cash equivalents, beginning of period                              8,847,449         17,673,321
                                                                         ------------       ------------

      Cash and cash equivalents, end of period                           $  9,631,576       $ 14,841,846
                                                                         ============       ============

Noncash investing activities:
     During the six months ended June 30, 2001, proceeds from the sale of a property of $30,492,012 were placed in an escrow account. Of such proceeds, $15,247,835 has been released for the purchase of real estate.


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


Note 2.  Transactions with Related Parties:

The Company incurred asset management fees payable to the Advisor, W. P. Carey & Co. LLC, of $675,772 and $686,747 for the three months ended June 30, 2000 and 2001, respectively, and $1,349,522 and $1,374,167 for the six months ended June 30, 2000 and 2001, respectively, with performance fees in like amount. General and administrative expense reimbursements were $268,553 and $360,692 for the three months ended June 30, 2000 and 2001, respectively, and $555,010 and $644,679 for the six months ended June 30, 2000 and 2001, respectively.


Note 3.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the six-month periods ended June 30, 2000 and 2001 are as follows:

                                                   2000              2001
                                               ------------       ------------
Per Statements of Income:
   Rental income from operating leases         $ 19,461,797       $ 20,310,093
   Interest from direct financing leases          2,526,453          2,595,397

Adjustment:
   Share of leasing revenue applicable to
      minority interest                          (1,436,345)        (1,521,049)
   Share of leasing revenue from equity
      investments                                 5,615,995          5,749,307
                                               ------------       ------------
                                               $ 26,167,900       $ 27,133,748
                                               ============       ============

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)


For the six-month periods ended June 30, 2000 and 2001, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                2000           %            2001           %
                                            -----------       ---       -----------       ---
Applied Materials, Inc. (a)                 $ 2,930,775        11%      $ 3,091,656        11%
Advanced Micro Devices, Inc. (b)              1,524,250         6         1,524,250         6
Galyan's Trading Company                         13,056        --         1,366,577         5
Perry Graphic Communications, Inc.
     and Judd's Incorporated                  1,095,783         4         1,095,783         4
Scott Companies Inc.                          1,021,021         4         1,031,140         4
Spectrian Corporation                           992,673         4         1,007,761         4
Westell Technologies, Inc.                      958,193         4           958,193         4
Best Buy Co., Inc. (b)                          886,469         3           881,659         3
Career Education Corporation                    868,404         3           868,404         3
BAE Systems, Inc.                             1,305,332         5           794,311         3
Telos Corporation                               771,629         3           771,629         3
Sicor, Inc. (b)                                 736,368         3           736,368         3
Q Clubs, Inc.                                   711,496         3           710,086         3
Applied Bioscience International, Inc.          695,857         3           695,857         3
The Upper Deck Company (b)                      659,938         3           693,024         3
McLane Company, Inc. (b)                             --        --           692,987         3
The Bon-Ton Stores, Inc.                        648,270         2           674,060         2
Compucom Systems, Inc. (b)                      652,333         2           652,333         2
Del Monte Corporation                           643,125         2           643,125         2
Silgan Containers Corporation                   637,500         2           637,500         2
Childtime Childcare, Inc.                       589,198         2           595,037         2
Intesys Technologies, Inc. (b)                  568,688         2           568,688         2
Big V Holding Corp.                             533,157         2           536,746         2
Garden Ridge Corporation                        497,882         2           497,882         2
Pacific Logistics, L.P.                         465,375         2           465,375         2
The Garden Companies, Inc.                      408,200         2           460,146         2
Rheometric Scientific, Inc.                     423,852         2           437,261         2
NutraMax Products, Inc.                         421,758         2           417,628         2
QMS, Inc.                                       879,389         3                --        --
Other                                         3,627,929        14         3,628,282        11
                                            -----------       ---       -----------       ---
                                            $26,167,900       100%      $27,133,748       100%
                                            ===========       ===       ===========       ===

(a) Net of Corporate Property Associates 14 Incorporated's ("CPA(R):14") minority interest.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)


Note 4.  Equity Investments:

The Company holds interests in eight entities in which its ownership interest is 50% or less and has the ability to exercise significant influence. All of the entities were formed and are owned with affiliates that have similar investment objectives as the Company. The Company's ownership in entities that net lease to the following tenants is as follows: Best Buy Co., Inc., 37%; Intesys Technologies, Inc., 50%; Sicor, Inc., 50%; McLane Company, Inc. (Ameriserve Food Distribution, Inc.), 40%, The Upper Deck Company, 50%; Advanced Micro Devices, Inc., 33.33% and Compucom Systems, Inc., 33.33%. Combined summarized financial information on the Company's equity investments is as follows:

    (In thousands)                                     December 31, 2000   June 30, 2001
                                                       -----------------   -------------
Assets (primarily real estate)                           $   295,968        $   286,463
Liabilities (primarily mortgage notes payable)               186,942            181,083
Partners' and members' equity                                109,026            105,380

                                                                 Six Months Ended
                                                        June 30, 2000      June 30, 2001
                                                        -------------      -------------
    Revenues (primarily rental revenue)                  $    14,469        $    14,708
    Expenses (primarily interest on mortgages and
        depreciation)                                         (9,455)            (9,266)
                                                         -----------        -----------
             Net income                                  $     5,014        $     5,442
                                                         ===========        ===========


Note 5.  Unrealized Gain on Warrants:

Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") Accounting for Derivative Instruments and Hedging Activities became effective in 2001 and established accounting and reporting standards for derivative instruments. Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash. Pursuant to SFAS No. 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. As of June 30, 2001, the Company recognized an unrealized gain on warrants of $799,070. The Company also holds certain stock warrants which are not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.

Note 6.  Acquisition of Real Estate:

On June 5, 2001, the Company and an affiliate, CPA(R):14, each with 50% ownership interests as tenants-in-common, purchased properties in Mesa, Arizona and Moorpark, California for $37,696,335 and entered into a net lease with Special Devices, Inc. ("SDI"). The lease provides for an initial annual rent of $3,924,000 (of which the Company's share is $1,962,000) with increases every two years based on a formula indexed to the Consumer Price Index. The lease has an initial term of 20 years with two ten-year renewal terms. In connection with the purchase, the Company and CPA(R):14 obtained a $17,500,000 limited recourse mortgage loan from a third-party lender and a $4,550,000 subordinated loan from SDI.

The $17,500,000 loan provides for monthly payments of interest and principal of $126,826 (of which the Company's share is $63,463) at an annual rate of 7.87% based on a 30-year amortization schedule. The loan matures on July 1, 2011, at which time a balloon payment is scheduled. The loan may not be voluntarily prepaid until three months prior to maturity and is subject to prepayment premiums in the event of a voluntary prepayment.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)


The $4,550,000 subordinated note provides for quarterly payments of principal and interest of $113,750 (of which the Company's share is $56,875) at an annual rate of 9.3807% based on a 30-year amortization schedule. The loan, which matures on July 31, 2021, may be extended under certain circumstances and provides for rights of offset in the event that SDI does not meet its rental obligations or defaults on the lease.

Note 7.  Gain on Sale of Real Estate:

On May 1, 2001, the Company sold its property in San Diego, California leased to BAE Systems, Inc. ("BAE") for $30,497,865, net of transaction costs. The funds are held by an intermediary in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind real properties within a stated period in order to defer a taxable gain of approximately $9,800,000. The taxable gain would not be recognized until the properties acquired using the proceeds in the escrow account are sold. For financial reporting purposes, a gain of $8,061,093 was recognized upon disposition of the BAE property. The acquisition of the SDI properties used $15,247,835 of escrow funds. The Company intends to use the remaining funds in connection with acquiring additional properties. The Company is in the process of negotiating an acquisition of two properties for approximately $11,500,000.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Corporate Property Associates 12, Incorporated's ("CPA(R):12") condensed consolidated financial statements and notes thereto as of June 30, 2001 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or the objectives and plans of CPA(R):12 will be achieved.


RESULTS OF OPERATIONS:

Net income for the three-month and six-month periods ended June 30, 2001 increased $8,112,000 and $7,573,000, respectively, as compared with the three-month and six month periods ended June 30, 2000. Net of gains from sale of securities and real estate in 2000 and 2001and unrealized gains on warrants in 2001, income would have reflected increases of $139,000 and $379,000 for the three-month and six-month periods, respectively. The increase in income before gains was due to an increase in lease revenues (rental income and interest income from direct financing leases) and a decrease in property expenses and was partially offset by increases in interest and general and administrative expenses. The gains in 2001 included a gain of $8,865,000 from the sale of the property leased to BAE Systems, Inc.

Lease revenues increased primarily as a result of acquisition of properties leased to Galyan's Trading Company and Rave Reviews Cinemas, LLC in 2000. The Galyan's and Rave Review properties provide annual rents of $3,164,000 (of which $878,000 and $1,767,000 were recognized in the current three-month and six-month periods). In addition, lease revenues benefited from CPI-based rent increases on ten existing leases in 2000 and 2001. The rent increases were partially offset by the sales of the QMS, Inc and BAE Systems properties in May 2000 and June 2001, respectively, which contributed annual lease revenues of $1,793,000 and $2,177,000, respectively. In June 2001, CPA(R):12 entered into a net lease with Special Devices, Inc. which will provide annual revenues of $1,962,000.

Interest expense increased primarily as a result of obtaining $47,000,000 of new limited recourse mortgage financing in connection with the purchase of the Galyan's and Special Devices properties and placing mortgage debt on properties leased to Westell Technologies, Inc. and Career Education Corporation in 2000 and 2001. CPA(R):12 satisfied mortgage loans of $8,787,000 on the Del Monte properties and a property in Newark, Delaware during the second quarter of 2001, which partially offset the increase in interest expense.

The increase in general and administrative expense for both the three-month and six-month periods was primarily due to increases in general and administrative expense reimbursements and investor-related costs. The decrease in property expenses was due to lower charges for uncollected rents and repairs incurred at the BAE Systems property in 2000.


FINANCIAL CONDITION:

Cash flows from operations and equity investments of $13,628,000 were not sufficient to pay quarterly dividends of $11,973,000, scheduled mortgage principal installments of $2,167,000, and distributions of $830,000 to minority interest partners. The deficit was partially due to the sale of the BAE Systems property in May 2001. In order to defer a taxable gain of approximately $9,800,000 on the sale of the property, the sale was structured as a 1031 exchange. The sales proceeds of $31,492,000 were deposited in a restricted account held by an intermediary and must be used to acquire properties within a stated period in order to defer the taxable gain. CPA(R):12 has used only a portion of the funds to purchase the Special Devices properties and is identifying properties to use the remainder of the funds. When the remaining escrow funds are fully redeployed in real estate investments, Management expects that future operating cash flow will be sufficient to fully fund the payment of dividends and other cash needs. Cash flow from operations was also affected by the timing of a payment to an affiliate which had been temporarily deferred.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


In addition to the acquisition of the Special Devices, Inc. properties, funded from the release of $15,248,000 from the special escrow account and $3,300,000 of cash, CPA(R):12's investing activities included a payment of a $1,180,000 installment to its Advisor of deferred acquisition fees in accordance with CPA 12's advisory agreement. Deferred acquisition fees are paid each January and are payable over a period of no less than eight years.

In addition to paying dividends, minority interest distributions, and scheduled mortgage principal payment installments, CPA(R):12's financing activities included obtaining $9,750,000 of net proceeds from the private placement issuance of 1,009,082 shares of stock to an existing institutional shareholder. The shareholder had purchased 1,000,000 shares in CPA(R):12's public offering. With the issuance of the new shares, this shareholder owns an approximate 7% interest in CPA(R):12. CPA(R):12 paid a $15,003,000 capital distribution to its minority partner, Corporate Property Associates 14 Incorporated, to return amounts advanced during the construction period for its investment in the Applied Materials property. The Company made a scheduled balloon payment of $3,316,000 on a mortgage loan for its property in Newark, Delaware, and $5,471,000 on a mortgage loan for the Del Monte Corporation properties which had been extended. Management is currently negotiating a refinancing of the Del Monte properties and believes that such refinancing is likely as the lease has a remaining term of 15 years.

The Company maintains a credit facility that provides for borrowing of up to $20,000,000. The facility, which expired in June 2001, has been extended through August 2001. Management is completing negotiations for a two-year renewal of the credit agreement. In July 2001, the Company paid off the entire outstanding balance of $4,300,000 on the line of credit.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                                     PART II


Item 3. - Quantitative and Qualitative disclosures about market risk

Approximately $157,592,000 of CPA(R):12's long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2001 ranged from 7.56% to 7.76%. There has been no material change since December 31, 2000.

(in thousands)
                         2001        2002        2003         2004         2005        Thereafter         Total       Fair Value
                         ----        ----        ----         ----         ----        ----------         -----       ----------
Fixed rate debt         $2,561      $4,672      $5,032      $ 5,468      $   9,923      $ 129,936        $157,592      $158,793
Average interest
   rate                   7.90%       7.51%       7.51%        7.53%          7.81%          7.72%             --            --
Variable rate debt      $   78      $  156      $5,212           --              --             --       $  5,446      $  5,446


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         An annual Shareholders meeting was held on June 7, 2001, at which time a vote was taken to elect CPA(R):12's directors through the solicitation of proxies. The following directors were elected for a one-year term:


           Name of Director          Total Shares Voting     Shares Voting Yes     Shares Voting No
           ----------------          -------------------     -----------------     ----------------
           William P. Carey                 15,953,825             15,855,040             98,785
           Ralph G. Coburn                  15,953,825             15,715,678            238,147
           William Ruder                    15,953,825             15,828,050            125,775
           George E. Stoddard               15,953,825             15,796,256            157,569
           Thomas E. Zacharias              15,953,825             15,849,871            103,954


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K


         (b)   Reports on Form 8-K:

               During the quarter ended June 30, 2001, CPA(R):12 was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED






            8/9/01             By: /s/ John J. Park
         ------------              ---------------------------------------
            Date                       John J. Park
                                       Executive Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



            8/9/01             By: /s/ Claude Fernandez
         ------------              ---------------------------------------
            Date                       Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)