Form 10-Q
period 2001-09-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2001-11-13
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 2001

                                       of

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


CPA(R):12 has no active market for common stock at November 12, 2001.


CPA(R):12 has 29,801,022 shares of common stock, $.001 par value outstanding at November 12, 2001.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                                      INDEX





 PART I

 Item 1. - Financial Information*

                                                                                  Page No.
                                                                                  --------

            Condensed Consolidated Balance Sheets, as of December 31, 2000
            and September 30, 2001                                                  2

            Condensed Consolidated Statements of Income for the three and nine
            months ended September 30, 2000 and 2001                                3

            Condensed Consolidated Statements of Comprehensive Income
            for the three and nine months ended September 30, 2000 and 2001         4

            Condensed Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2000 and 2001                                       5


            Notes to Condensed Consolidated Financial Statements                   6-9




Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                  10-11


PART II - Other Information


Item 3. - Quantitative and Qualitative Disclosure About Market Risk                12


Item 4. - Submission of Matters to a Vote of Security Holders                      12


Item 6. - Exhibits and Reports on Form 8-K                                         12


Signatures                                                                         13



* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          December 31, 2000  September 30, 2001
                                                                          -----------------  ------------------
                                                                               (Note)          (Unaudited)
                                                                               ------          -----------
        ASSETS:
Land and buildings, net of accumulated depreciation
   of $22,333,095 at December 31, 2000 and
   $26,905,672 at September 30, 2001                                        $ 322,833,116     $ 344,212,506
Net investment in direct financing leases                                      41,312,523        41,336,998
Real estate under construction leased to others                                 6,936,371                --
Equity investments                                                             45,152,342        44,126,283
Cash and cash equivalents                                                      17,673,321        11,661,276
Other assets                                                                    7,300,919        11,104,968
                                                                            -------------     -------------
         Total assets                                                       $ 441,208,592     $ 452,442,031
                                                                            =============     =============

        LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                     $ 155,580,871     $ 169,075,539
Note payable                                                                    4,300,000                --
Accrued interest                                                                  946,894           984,483
Accounts payable to affiliates                                                  3,896,297         2,518,444
Accounts payable and accrued expenses                                             593,061         1,006,925
Dividends payable                                                               5,871,772         6,123,767
Prepaid rental income and security deposits                                     4,363,784         4,804,838
Deferred acquisition fees payable to an affiliate                               7,490,377         7,116,587
                                                                            -------------     -------------
         Total liabilities                                                    183,043,056       191,630,583
                                                                            -------------     -------------

Minority interest                                                              23,072,575         7,916,988
                                                                            -------------     -------------
Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding 29,169,315 and 30,375,379 shares at December 31,
   2000 and September 30, 2001                                                     29,169            30,375
Additional paid-in capital                                                    261,821,096       273,604,789
Dividends in excess of accumulated earnings                                   (21,791,937)      (15,415,146)
                                                                            -------------     -------------
                                                                              240,058,328       258,220,018
Less: common stock in treasury at cost, 537,427 and
   574,357 shares at December 31, 2000 and September
   30, 2001                                                                    (4,965,367)       (5,325,558)
                                                                            -------------     -------------
         Total shareholders' equity                                           235,092,961       252,894,460
                                                                            -------------     -------------
         Total liabilities, minority interest and
            shareholders' equity                                            $ 441,208,592     $ 452,442,031
                                                                            =============     =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                  ---------------------------------    -------------------------------
                                       2000               2001             2000              2001
                                       ----               ----             ----              ----
Revenues:
 Rental income                     $ 10,047,444      $ 10,409,356      $ 29,509,241      $ 30,719,449
 Interest income from direct
   financing leases                   1,291,251         1,300,453         3,817,704         3,895,850
 Interest and other income              100,768           207,220           357,284           833,606
                                   ------------      ------------      ------------      ------------
                                     11,439,463        11,917,029        33,684,229        35,448,905
                                   ------------      ------------      ------------      ------------

Expenses:
 Interest                             3,124,426         3,374,558         8,748,043        10,134,326
 Depreciation and amortization        1,948,912         1,968,698         5,952,081         5,841,079
 General and administrative             802,218         1,236,416         2,283,823         3,238,856
 Property expenses                    1,585,321         1,855,961         4,990,016         4,734,774
                                   ------------      ------------      ------------      ------------
                                      7,460,877         8,435,633        21,973,963        23,949,035
                                   ------------      ------------      ------------      ------------

    Income before minority
      interest, income from
      equity investments, and
      (loss) gains                    3,978,586         3,481,396        11,710,266        11,499,870

Minority interest in income            (224,185)         (361,947)         (819,884)       (1,040,179)
                                   ------------      ------------      ------------      ------------

    Income before income from
      equity investments and
      (loss) gains                    3,754,401         3,119,449        10,890,382        10,459,691

Income from equity investments          974,078         1,069,860         2,947,601         3,218,428
                                   ------------      ------------      ------------      ------------

    Income before (loss) gains        4,728,479         4,189,309        13,837,983        13,678,119

Unrealized gain on warrants                  --         1,656,128                --         2,167,650
Gain on sale of securities                   --                --           969,946                --
(Loss) gain on sale of real
estate                                  (11,765)           (1,384)        1,201,121         8,863,709
                                   ------------      ------------      ------------      ------------

   Net income                      $  4,716,714      $  5,844,053      $ 16,009,050      $ 24,709,478
                                   ============      ============      ============      ============

Basic and diluted income per
 common share                      $        .16      $        .20      $        .56      $        .83
                                   ============      ============      ============      ============

Weighted average shares
 outstanding - basic and
 diluted                             28,671,301        29,800,289        28,679,071        29,728,618
                                   ============      ============      ============      ============




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)


                              Three Months Ended September 30,   Nine Months Ended September 30,
                              --------------------------------   -------------------------------
                                    2000            2001            2000            2001
                                    ----            ----            ----            ----
Net income                      $ 4,716,714      $ 5,844,053     $16,009,050     $24,709,478
                                -----------      -----------     -----------     -----------

Other comprehensive loss:
  Change in unrealized gain
   on marketable securities
   during the period                                                 295,677
  Change in unrealized
   appreciation resulting
   from sale of securities                                          (778,946)
                                                                 -----------
  Other comprehensive loss:                                         (483,269)
                                                                 -----------

  Comprehensive income          $ 4,716,714      $ 5,844,053     $15,525,781     $24,709,478
                                ===========      ===========     ===========     ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                        2000                2001
                                                                                        ----                ----
Cash flows from operating activities:
  Net income                                                                         $ 16,009,050      $ 24,709,478
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                                       5,952,081         5,841,079
    Straight-line rent adjustments                                                       (906,874)         (858,130)
    Fees paid by issuance of stock                                                      1,966,348         2,061,707
    Minority interest in income                                                           819,884         1,040,179
    Unrealized gain on warrants                                                                --        (2,167,650)
    Gain on sale of real estate and securities                                         (2,171,067)       (8,863,709)
    Change in operating assets and liabilities, net                                      (282,070)       (1,570,154)
                                                                                     ------------      ------------
        Net cash provided by operating activities                                      21,387,352        20,192,800
                                                                                     ------------      ------------

Cash flows from investing activities:
  Capital distribution from equity investments                                          4,195,380                --
  Distributions from equity investments in excess of
    equity income                                                                         667,277         1,026,059
  Purchases of real estate and equity investments and
    additional capitalized costs                                                      (11,531,674)       (9,097,200)
  Proceeds from sale of securities and real estate                                     15,482,585                --
  Payment of deferred acquisition fees                                                   (560,102)       (1,180,073)
                                                                                     ------------      ------------
        Net cash provided by (used in) investing activities                             8,253,466        (9,251,214)
                                                                                     ------------      ------------

Cash flows from financing activities:
  Proceeds from mortgages                                                                      --        25,560,836
  Prepayments of mortgage principal                                                    (7,370,926)       (8,786,509)
  Payment of note payable                                                                      --        (4,300,000)
  Payments on mortgage principal                                                       (2,940,606)       (3,279,659)
  Distributions to minority interest partner                                             (704,281)       (1,192,766)
  Contributions from (capital distributions to) minority
    interest partner                                                                      483,822       (15,003,000)
  Payment of financing costs and mortgage deposits                                             --        (1,234,842)
  Proceeds from issuance of shares, net of costs                                               --         9,723,192
  Costs of raising capital                                                               (414,818)               --
  Dividends paid                                                                      (17,561,255)      (18,080,692)
  Purchase of treasury stock                                                           (1,172,397)         (360,191)
                                                                                     ------------      ------------
        Net cash used in financing activities                                         (29,680,461)      (16,953,631)
                                                                                     ------------      ------------

        Net decrease in cash and cash equivalents                                         (39,643)       (6,012,045)

Cash and cash equivalents, beginning of period                                          8,847,449        17,673,321
                                                                                     ------------      ------------

     Cash and cash equivalents, end of period                                        $  8,807,806      $ 11,661,276
                                                                                     ============      ============

Noncash investing activities:
        During the nine months ended September 30, 2001, proceeds from the sale of a property of $30,492,012 were placed in an escrow account. All of the proceeds have been released for the purchase of additional real estate (see Note 6)

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


Note 2.  Transactions with Related Parties:

The Company incurred asset management fees payable to the Advisor, W. P. Carey & Co. LLC, of $685,952 and $694,084 for the three months ended September 30, 2000 and 2001, respectively, and $2,035,474 and $2,068,251 for the nine months ended September 30, 2000 and 2001, respectively, with performance fees in like amount. General and administrative expense reimbursements were $269,634 and $322,489 for the three months ended September 30, 2000 and 2001, respectively, and $824,644 and $967,168 for the nine months ended September 30, 2000 and 2001, respectively.


Note 3.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the nine-month periods ended September 30, 2000 and 2001 are as follows:

                                                           2000               2001
                                                           ----               ----
      Per Statements of Income:
         Rental income from operating leases           $29,509,241         $30,719,449
         Interest from direct financing leases           3,817,704           3,895,850

      Adjustment:
         Share of leasing revenue applicable to
           minority interest                            (2,167,175)         (2,296,359)
         Share of leasing revenue from equity
           investments                                   8,552,612           8,723,402
                                                       -----------         -----------
                                                       $39,712,382         $41,042,342
                                                       ===========         ===========


                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)


For the nine-month periods ended September 30, 2000 and 2001, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                       2000         %           2001          %
                                                       ----         -           ----          -
   Applied Materials, Inc. (a)                    $  4,420,859     11%       $ 4,665,229     11%
   Advanced Micro Devices, Inc. (b)                  2,286,375      6          2,286,375      6
   Galyan's Trading Company                            696,344      2          2,049,865      5
   Perry Graphic Communications, Inc.
       and Judd's Incorporated                       1,643,675      4          1,643,675      4
   Scott Companies Inc.                              1,536,591      4          1,546,711      4
   Spectrian Corporation                             1,496,553      4          1,511,641      4
   Westell Technologies, Inc.                        1,437,290      4          1,437,289      4
   Best Buy Co., Inc. (b)                            1,329,446      3          1,322,134      3
   Career Education Corporation                      1,302,606      3          1,302,606      3
   BAE Systems, Inc.                                 1,884,454      5            794,312      2
   Telos Corporation                                 1,157,443      3          1,157,443      3
   Sicor, Inc. (b)                                   1,104,552      3          1,104,552      3
   Q Clubs, Inc.                                     1,073,236      3          1,086,364      3
   Applied Bioscience International, Inc.            1,043,786      3          1,043,786      3
   The Upper Deck Company (b)                          989,907      2          1,056,079      3
   McLane Company, Inc. (b)                                  -      -          1,038,179      2
   The Bon-Ton Stores, Inc.                            985,300      2          1,011,091      2
   Compucom Systems, Inc. (b)                          978,500      2            978,500      2
   Del Monte Corporation                               964,688      2          1,007,388      2
   Silgan Containers Corporation                       956,250      2            956,250      2
   Childtime Childcare, Inc.                           886,716      2            892,555      2
   Textron, Inc. (b)                                   853,031      2            853,031      2
   Big V Holding Corp.                                 799,967      2            805,433      2
   Garden Ridge Corporation                            746,823      2            746,823      2
   Pacific Logistics, L.P.                             698,063      2            698,062      2
   The Garden Companies, Inc.                          638,273      2            690,219      2
   Rheometric Scientific, Inc.                         637,598      2            658,332      2
   Special Devices, Inc.                                     -      -            628,467      2
   NutraMax Products, Inc.                             636,768      2            626,442      2
   QMS, Inc.                                           879,389      2                  -      -
   Other                                             5,647,899     14          5,443,509     11
                                                   -----------    ---        -----------    ---
                                                   $39,712,382    100%       $41,042,342    100%
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

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)


Note 4.  Equity Investments:

The Company holds interests in eight entities in which its ownership interest is 50% or less and has the ability to exercise significant influence. All of the entities were formed and are owned with affiliates that have similar investment objectives as the Company. The Company's ownership in entities that net lease to the following tenants is as follows: Best Buy Co., Inc., 37%; Intesys Technologies, Inc. ("Intesys"), 50%; Sicor, Inc., 50%; McLane Company, Inc. (Ameriserve Food Distribution, Inc.), 40%, The Upper Deck Company, 50%; Advanced Micro Devices, Inc., 33.33% and Compucom Systems, Inc., 33.33%. The lease obligations of Intesys are unconditionally guaranteed by Textron, Inc. Combined summarized financial information on the Company's equity investments is as follows:

   (In thousands)                                 December 31, 2000    September 30, 2001
                                                  -----------------    ------------------

   Assets (primarily real estate)                       $295,968              $284,573
   Liabilities (primarily mortgage notes
      payable)                                           186,942               179,882
   Partners' and members' equity                         109,026               104,691


                                                        Nine Months Ended September 30,
                                                          2000                 2001
                                                          ----                 ----

   Revenues (primarily rental revenue)                   $21,953               $22,280
   Expenses (primarily interest on mortgages
      and depreciation)                                  (14,466)              (14,145)
                                                         -------               -------
          Net income                                     $ 7,487               $ 8,135
                                                         =======               =======

Note 5.  Unrealized Gain on Warrants:

Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") Accounting for Derivative Instruments and Hedging Activities became effective in 2001 and established accounting and reporting standards for derivative instruments. Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash. Pursuant to SFAS No. 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. As of September 30, 2001, the Company recognized an unrealized gain on warrants of $2,167,650. The Company also holds certain stock warrants which are not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.

Note 6.  Acquisition of Real Estate:

On August 15, 2001, the Company purchased two properties in Westfield, Massachusetts for $11,518,325 and entered into a net lease with Jen-Coat, Inc. ("Jen-Coat"). The lease provides for an initial annual rent of $1,210,200 with increases every three years based on a formula indexed to the Consumer Price Index ("CPI"). The lease has an initial term of 20 years with two ten-year renewal terms. On September 7, 2001, the Company obtained a limited recourse mortgage loan of $7,150,000 collateralized by a deed of trust and a lease assignment on the Jen-Coat properties. The loan provides for monthly payments of principal and interest of $49,018 and bears interest at an annual rate of 7.31%, based on a 30-year amortization schedule. The loan matures in November 2011, at which time a balloon payment is scheduled.

On September 28, 2001, the Company purchased a property in Richmond, Missouri for $9,947,644 and entered into a net lease with Orbseal, LLC ("Orbseal"). The terms of the lease are unconditionally guaranteed by Orbseal

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)



Europe I LLC and Orbseal -- Australia LLC, affiliates of Orbseal. The lease provides for an initial annual rent of $1,011,750 with increases every three years based on a formula indexed to the Consumer Price Index ("CPI"). The lease has an initial term of 20 years with two ten-year renewal terms.

In May 2001, the Company sold a property in San Diego, California leased to BAE Systems, Inc. ("BAE") for $30,497,865, net of transaction costs. The funds from the sale were placed in an escrow account for the purpose of entering into a
Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind real properties within a stated period in order to defer a taxable gain of approximately $9,800,000. The Company has used the escrow funds in connection with the purchases of the Jen-Coat, Orbseal and Special Devices, Inc. ("SDI") properties which were acquired subsequent to the BAE sale. The taxable gain on the BAE property will not be recognized until the Jen-Coat, Orbseal and SDI properties are sold.

Note 7.  Subsequent Event:

On October 19, 2001, the Company entered into a credit agreement with PNC Bank, National Association ("PNC") which provides for a $20,000,000 revolving line of credit to the Company. The credit agreement has a two-year term through October 19, 2003. The proceeds of the credit facility may be used by the Company for general corporate purposes. This credit facility replaces a prior $20,000,000 credit facility which expired in August 2001.

Advances of the credit facility will bear interest, at the option of the Company, at an annual rate of either (i) the London InterBank Offered Rate plus 1.8% or (ii) the greater of PNC's prime rate or the Federal Fund Effective Rate plus .50%. In addition, the Company will pay a fee of 0.25% per annum on the unused portion of the credit line. The credit agreement has financial covenants that require the Company to (i) maintain a minimum stockholders' equity of $200,000,000 plus 85% of the cash proceeds received by the Company from issuance of any new equity interest, (ii) maintain certain restrictions on indebtedness and (iii) meet or exceed certain operating and coverage ratios. Such operating and coverage ratios include but are not limited to ratios of (a) earnings before interest, taxes, depreciation and amortization to debt service payments and (b) debt to market value.

Note 8.  Accounting Pronouncement:

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No.
121. SFAS No. 144 is effective January 1, 2002 and is not expected to have a significant impact on the Company.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following information should be read in conjunction with Corporate Property Associates 12, Incorporated's ("CPA(R):12") condensed consolidated financial statements and notes thereto as of September 30, 2001 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or the objectives and plans of CPA(R):12 will be achieved.

RESULTS OF OPERATIONS:

Net income for the three-month and nine-month periods ended September 30, 2001 increased $1,127,000 and $8,700,000, respectively, as compared with the three-month and nine-month periods ended September 30, 2000. Income before gains reflected decreases of $539,000 and $160,000 for the three-month and nine-month periods, respectively. The decrease in income before gains was due to increases in interest expense and general and administrative expense. These increases were offset, in part, by increases in lease revenues (rental income and interest income from direct financing leases) and interest and other income.

Interest expense increased primarily as a result of obtaining $47,000,000 of new limited recourse mortgage financing in 2000 and 2001 in connection with the purchase of the Galyan's and Special Devices properties and placing limited recourse mortgage debt on two properties previously unencumbered with mortgage debt. The increase in general and administrative expense was due to increases in general and administrative expense reimbursements, investor-related costs and expenses incurred in connection with business development.

The increase in lease revenues (rental income and interest income from direct financing leases) was primarily due to scheduled rent increases for properties leased to Galyan's Trading Company and Applied Materials, Inc., a new lease agreement with Special Devices, Inc. and the recognition of rent following the completion of construction at the Rave Reviews Cinemas, L.L.C property. These lease revenue increases were partially offset by the sale of a property in San Diego, California formerly leased to BAE Systems, Inc. BAE's annual rent was $2,121,000. Subsequent to the BAE sale, CPA(R):12 has entered into leases with Special Devices, Inc., Jen-Coat Inc. and Orbseal LLC which will provide annual rents of $4,184,000.

The increase in interest income was primarily from the escrowed proceeds from the sale of the BAE property. In order to defer a taxable gain of approximately $9,800,000 on the sale of the property, the sale was structured as a Section 1031 noncash exchange. The sales proceeds of $31,492,000 were deposited in a restricted account held by an intermediary and were used to acquire properties within a stated period in order to defer the taxable gain. As of September 30, 2001, all of the proceeds have been released and used for the purchase of new properties.

The decrease in property expenses for the comparable nine-month periods was due to repairs incurred at the BAE Systems property that were completed in 2000. During the three-month period ended September 30, 2001, the provision for uncollected rents was strengthened.

Net income for the nine-month period ended September 30, 2001 includes a realized gain, for financial reporting purposes, of $8,864,000 on the sale of the BAE Systems property and an unrealized gain on stock warrants of $2,168,000. The stock warrants were granted to CPA(R):12 by lessees in connection with the initial lease transactions, and are defined as derivative instruments because the warrants are readily convertible to cash. As of January 1, 2001, changes in the fair value of derivative instruments are recognized currently in earnings as gains or losses. Net income for 2000 includes gains of $1,201,000 from the sale of the QMS, Inc. property and $970,000 from the sale of Etec Systems, Inc. common stock. CPA(R):12 was granted stock warrants by Etec in connection with the structuring of the Etec lease. Etec subsequently became a publicly-traded company, and in 2000 was acquired by Applied Materials, Inc.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION:

Management believes that CPA(R):12 will generate sufficient cash from operations and, if necessary, from the proceeds of debt financings, to meet its short-term and long-term liquidity needs.

Cash flows from operations and equity investments of $21,219,000 were not sufficient to pay quarterly dividends of $18,081,000, scheduled mortgage principal installments of $3,280,000, and distributions of $1,193,000 to minority interest partners. The deficit was partially due to the sale of the BAE Systems property in May 2001 as it took several months to fully reinvest the funds in new real estate. CPA(R):12 used the funds from the sale to purchase the Special Devices, Inc., Jen-Coat, Inc. and Orbseal LLC properties; however, the Jen-Coat and Orbseal purchases were not completed until August and September 2001, respectively. Cash flow from operations was also affected by the timing of a payment to an affiliate which had been temporarily deferred. With the redeployment of the BAE funds in new properties, cash flows from operations are projected to increase from present levels and will have a positive effect on operating cash flow.

CPA(R):12's investing activities include using $9,097,000 of cash for the acquisition of properties leased to Special Devices, Inc., Jen-Coat, Inc. and Orbseal, LLC along with $30,492,000 of escrow funds from the sale of the BAE property. CPA(R):12 made a $1,180,000 payment to its Advisor, in January 2001, for deferred acquisition fees. Deferred acquisition fees are paid each January over eight years, pursuant to the advisory agreement.

CPA(R):12's cash from financing activities include obtaining $25,561,000 of limited recourse mortgage financing on properties leased to Special Devices, Inc., Jen-Coat, Inc. and Career Education Corporation and $9,723,000 from the private placement issuance of common stock. In July 2001, the Company paid off the entire outstanding balance of $4,300,000 on a line of credit. In addition to using cash to pay dividends to shareholders, distributions to minority partners and principal amortization, CPA(R):12 paid a $15,003,000 capital distribution to its minority partner, Corporate Property Associates 14 Incorporated ("CPA(R):14"), to return amounts CPA(R):14 advanced during the construction period for its investment in the Applied Materials property. CPA(R):12 made a scheduled balloon payment of $3,316,000 on a mortgage loan for its property in Newark, Delaware, and $5,471,000 on a mortgage loan for the Del Monte Corporation properties which had matured. In October 2001, CPA(R):12 obtained $8,863,000 of limited recourse mortgage financing with a new loan on the Del Monte properties and an initial loan on the property leased to Balanced Care Corporation. CPA(R):12 is also now in the process of obtaining a limited recourse mortgage loan of $6,125,000 on the newly-acquired Orbseal LLC property. CPA(R):12 intends to use the proceeds from these mortgages to purchase additional real estate.

A credit facility of $20,000,000 expired in August 2001. In October 2001, CPA(R):14 entered into a new credit facility which provides for a $20,000,000 line of credit. Proceeds drawn from the line of credit may be used for general corporate purposes, and are not limited to real estate purchases. The credit agreement requires CPA(R):12 to meet certain financial covenants, including restrictions on indebtedness and meeting or exceeding certain operating and coverage ratios.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No.
121. SFAS No. 144 is effective January 1, 2002 and is not expected to have a significant impact on CPA(R):12.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                                     PART II


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $163,669,000 of CPA(R):12's long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2001 was 10.1275%. There has been no material change since December 31, 2000.

(in thousands)

                     2001     2002     2003     2004      2005     Thereafter    Total    Fair Value
                     ----     ----     ----     ----      ----     ----------    -----    ----------
Fixed rate debt     $1,499   $4,734   $5,099   $5,539    $10,001    $136,797   $163,669    $164,851
Average interest
  rate               8.19%    7.51%    7.51%    7.52%      7.81%       7.69%
Variable rate
  debt              $   39   $  156   $5,212     -          -           -      $  5,407    $  5,407


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended September 30, 2001, no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

        (b) Reports on Form 8-K:

            During the quarter ended September 30, 2001, CPA(R):12 was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED



                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED





         11/12/01             By:   /s/ John J. Park
        ----------                  ---------------------------------
          Date                          John J. Park
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



        11/12/01             By:    /s/ Claude Fernandez
        ----------                  ---------------------------------
          Date                          Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)