Form 10-K405
period 2001-12-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2002-03-28
CIK 912046

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended DECEMBER 31, 2001

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

CPA(R):12 has no active market for common stock at March 20, 2002. Non-affiliates held 28,808,080 shares of common stock, $.001 Par Value outstanding at March 20, 2002.

CPA(R):12 incorporates by reference its definitive Proxy Statement with respect to its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into
Part III of this Report.

================================================================================

                                     PART I

Item 1. Business.

Corporate Property Associates 12 ("CPA(R):12") Incorporated is a real estate investment trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2001, CPA(R):12's portfolio consisted of 97 properties leased to 42 tenants and totaling more than 10.2 million square feet.

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

Carey Asset Management Corp. provides both strategic and day-to-day management for CPA(R):12, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Asset Management Corp. also provides office space and other facilities for CPA(R):12. Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CPA(R):12 functions as a fully integrated operating company. CPA(R):12 pays asset management fees to Carey Asset Management Corp. and pays certain transactional fees. CPA(R):12 also reimburses Carey Asset Management Corp. for certain expenses. Carey Asset Management Corp. also serves in this capacity for Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated, Corporate Property Associates 14 Incorporated and Corporate Property Associates 15 Incorporated. Carey Asset Management Corp. is a wholly-owned subsidiary of W.P. Carey & Co. LLC, a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CPA(R):12's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2001, CPA(R):12 had no employees. Carey Asset Management Corp. employs 25 individuals who perform services for CPA(R):12.


BUSINESS OBJECTIVES AND STRATEGY

CPA(R):12's objectives are to:

     - pay quarterly dividends at an increasing rate that for taxable shareholders are partially free from current taxation;
     -    provide inflation protected income;

     - purchase and own a diversified portfolio of net-leased real estate that will increase in value; and

     - increase the value of its shares by increasing the equity in its real estate by making regular mortgage principal payments.

CPA(R):12 seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CPA(R):12 intends its portfolio to be diversified by geography, property type and by tenant.

DEVELOPMENTS DURING 2001

In January 2001, CPA(R):12 obtained $10,000,000 from the issuance of shares of common stock pursuant to a private placement offering to an institutional shareholder. The shareholder had previously purchased 1,000,000 shares in CPA 12's public offering.

On May 1, 2001, CPA(R):12 sold its property in San Diego, California leased to BAE Systems, Inc. ("BAE") for $30,497,865, net of transaction costs. The funds were held by an intermediary in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, allowed CPA(R):12 to acquire like-kind real properties within a stated period in order to defer a taxable gain of approximately $9,800,000. The noncash exchange was completed and the escrow funds used in connection with the acquisition in 2001 of properties net leased to Special Devices, Inc. ("SDI"), Jen-Coat, Inc. and Orbseal, LLC. The taxable gain will not be recognized until the newly-acquired properties are sold.

On June 5, 2001, CPA(R):12 and an affiliate, Corporate Property Associates 14 Incorporated ("CPA(R):14"), each with 50% ownership interests as tenants-in-common, purchased properties in Mesa, Arizona and Moorpark, California for $37,696,335 and entered into a net lease with SDI. The lease provides for an initial annual rent of $3,924,000 with increases every two years based on a formula indexed to the consumer price index. The lease has an initial term of twenty years with two ten-year renewal terms. In connection with the purchase, CPA(R):12 and CPA(R):14 obtained a $17,500,000 limited recourse mortgage loan from a third-party lender and a $4,550,000 subordinated loan from SDI. The $17,500,000 loan provides for monthly payments of interest and principal of $126,826 at an annual rate of 7.87% based on a thirty-year amortization schedule. The loan matures on July 1, 2011, at which time a balloon payment is scheduled. The loan may not be voluntarily prepaid until three months prior to maturity and is subject to prepayment premiums in the event of a voluntary prepayment. CPA(R):12 is accounting for its interest in the SDI properties under the equity method of accounting.

The $4,550,000 subordinated note from SDI provides for quarterly payments of principal and interest of $113,750 at an annual rate of 9.3807% based on a thirty-year amortization schedule. The loan, which matures on July 31, 2021, may be extended under certain circumstances and provides for rights of offset in the event that SDI does not meet its rental obligations or defaults on the lease.

On June 20, 2001, CPA(R):12 obtained a limited recourse mortgage loan of $7,385,836 collateralized by a lease assignment on a property in Mendota Heights, Minnesota leased to Career Education Corporation. The loan provides for monthly payments of principal and interest of $52,048 and bears interest at an annual rate of 7.58%, based on a thirty-year amortization schedule. The loan matures in June 2011, at which time a balloon payment is due.

On August 15, 2001, CPA(R):12 purchased two properties in Westfield, Massachusetts for $11,518,325 and entered into a net lease with Jen-Coat, Inc. The lease provides for an initial annual rent of $1,210,000 with increases every three years based on a formula indexed to the Consumer Price Index ("CPI"). The lease has an initial term twenty years with two ten-year renewal terms. On September 7, 2001, CPA(R):12 obtained a limited recourse mortgage loan of $7,150,000 collateralized by a deed of trust and a lease assignment on the Jen-Coat properties. The loan provides for monthly payments of principal and interest of $49,018 and bears interest at an annual rate of 7.31%, based on a thirty-year amortization schedule. The loan matures in November 2011, at which time a balloon payment is scheduled.

On September 28, 2001, CPA(R):12 purchased a property in Richmond, Missouri for $9,947,644 and entered into a net lease with Orbseal, LLC. The terms of the lease are unconditionally guaranteed by Orbseal Europe I LLC and Orbseal - Australia LLC, affiliates of Orbseal, LLC. The lease provides for an initial annual rent of $1,011,750 with increases every three years based on a formula indexed to the CPI. The lease has an initial term of twenty years with two ten-year renewal terms. On November 15, 2001, CPA(R):12 obtained a limited recourse mortgage loan of $6,175,000 collateralized by a deed of trust on the Orbseal property. The loan provides for monthly payments of principal and interest of $42,124 and bears interest at an annual rate of 7.25%, based on a thirty-year amortization schedule. The loan matures in December 2011, at which time a balloon payment is scheduled.

On October 2, 2001, CPA(R):12 obtained a limited recourse mortgage loan of $2,800,000 collateralized by a lease assignment on a property in Mechanicsburg, Pennsylvania leased to Balanced Care Corporation. The loan provides for monthly payments of principal and interest of $24,299 and bears interest at an annual rate of 8.5% for sixty months and at a variable annual rate of one percent over the lender's prime rate thereafter (subject to a maximum annual rate of 14.5% and a minimum of 7%), based on a thirty-year amortization schedule. The loan matures in October 2021.

On October 19, 2001, CPA(R):12 entered into a credit agreement with PNC Bank, National Association which provides for a $20,000,000 revolving line of credit to CPA(R):12. The credit agreement has a two-year term through October 19, 2003. The proceeds of the credit facility may be used by CPA(R):12 for general corporate purposes. This credit facility replaces a prior $20,000,000 credit facility which expired in August 2001. Advances of the credit facility will bear interest, at the option of CPA(R):12, at an annual rate of either (i) the London InterBank Offered Rate plus 1.8% or (ii) the greater of PNC's prime rate or the Federal Fund Effective Rate plus .50%. In addition, CPA(R):12 will pay a fee of 0.25% per annum on the unused portion of the credit line. The credit agreement has financial covenants that require CPA(R):12 to (i) maintain a minimum stockholders' equity of $200,000,000 plus 85% of the cash proceeds received by CPA(R):12 from issuance of any new equity interest, (ii) maintain certain restrictions on indebtedness and (iii) meet or exceed certain operating and coverage ratios. Such operating and coverage ratios include but are not limited to ratios of (a) earnings before interest, taxes, depreciation and amortization to debt service payments and (b) debt to market value.


ACQUISITION STRATEGIES

Carey Asset Management Corp. has a well-developed process with established procedures and systems for acquiring net leased property on behalf of CPA(R):12. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, Carey Asset Management Corp. has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. CPA(R):12 takes advantage of Carey Asset Management Corp.'s presence in the net lease market to build its portfolio. In evaluating opportunities for CPA(R):12, Carey Asset Management Corp. carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. CPA(R):12 believes that Carey Asset Management Corp. has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. Carey Asset Management Corp. seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. CPA(R):12 believes that the experience of Carey Asset Management Corp.'s management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables Carey Asset Management Corp. to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

Carey Asset Management Corp.'s strategy in structuring its net lease investments for CPA(R):12 is to:

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


FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):12 uses leverage, generally limited recourse mortgage financing, when available on favorable terms. CPA(R):12 has approximately $165,889,000 in property level debt outstanding. These mortgages mature between the current year and 2020 and have interest rates between 5.64% and 9%. CPA(R):12 also has available to it a $20,000,000 credit facility, as discussed above, with no outstanding balance as of December 31, 2001. Carey Asset Management Corp. continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.


TRANSACTION ORIGINATION

In analyzing potential acquisitions, Carey Asset Management Corp. reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CPA(R):12's acquisition criteria. The aspects of a transaction which are reviewed and structured by Carey Asset Management Corp. include the following:

     Tenant Evaluation. Carey Asset Management Corp. subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. Carey Asset

     Management Corp. seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, CPA(R):12 can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CPA(R):12's properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). Carey Asset Management Corp. may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CPA(R):12 with additional financial security.

     Leases with Increasing Rents. Carey Asset Management Corp. seeks to include clauses in CPA(R):12's leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. CPA(R):12 seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

     Properties Important to Tenant Operations. Carey Asset Management Corp., on behalf of CPA(R):12, generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. CPA(R):12 believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. Carey Asset Management Corp. also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, CPA(R):12 can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

     Lease Provisions that Enhance and Protect Value. When appropriate, Carey Asset Management Corp. attempts to include provisions in CPA(R):12's leases that require CPA(R):12's consent to certain tenant activity or require the tenant to satisfy certain operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables CPA(R):12 to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to CPA(R):12 or could reduce the value of CPA(R):12's properties.

     Diversification. Carey Asset Management Corp. tries to diversify CPA(R):12's portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, CPA(R):12 reduces the adverse effect on CPA(R):12 of a single under-performing investment or a downturn in any particular industry or geographic location.

Carey Asset Management Corp. employs a variety of other strategies and practices in connection with CPA(R):12's acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. In certain instances, CPA(R):12 grants to the tenant a right to purchase the property leased by the tenant, but generally the option purchase price will be not less than the fair market value of the property. Carey Asset Management Corp.'s practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition.

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

The Investment Committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. Carey Asset Management Corp. places special emphasis on having experienced individuals serve on its Investment Committee and does not invest in a transaction unless it is approved by the Investment Committee.

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

Carey Asset Management Corp. monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Carey Asset Management Corp. reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, Carey Asset Management Corp. periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.


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


INDUSTRY SEGMENT

CPA(R):12 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2001, Applied Materials, Inc. represented 11% of the total operating revenue of CPA(R):12. Applied Materials is publicly traded and files financial statements with the United States Securities and Exchange Commission.


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

     We may not be able to refinance balloon payments on our mortgage debts.
     A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

          -    2002 - None;

          -    2003 - $5.1 million;

          -    2004 - None;

          -    2005 - $4.1 million; and

          -    2006 - $5.3 million.

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

     Our participation in joint ventures creates additional risk.
     We participate in joint ventures with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner which could result in, among other things, subjecting us to liabilities in excess of those contemplated under the joint venture agreement and/or exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities.

     In some of our joint venture relationships with publicly registered investment programs or other entities sponsored by Carey Asset Management Corp. or one of its affiliate, we enter into investments as tenants-in-common. This poses risks in addition to those mentioned above. The partition rights of each co-tenant in a tenancy-in-common could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that Carey Asset Management Corp. or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

     We depend on key personnel for our future success.
     We depend on the efforts of the executive officers and key employees of Carey Asset Management Corp. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

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

Item 2. Properties.

Set forth below is certain information relating to the Company's properties owned as of December 31, 2001.

                                                                    RENT PER        SHARE
                                       OWNERSHIP          SQUARE     SQUARE      OF CURRENT       INCREASE    LEASE       MAXIMUM
LEASE OBLIGOR/LOCATION                INTEREST(1)         FOOTAGE     FOOT      ANNUAL RENTS(2)    FACTOR     TERM         TERM
----------------------------------------------------------------------------------------------------------------------------------
APPLIED MATERIALS, INC. (ETEC SYSTEMS, INC.)(3)
                                  Majority interest
                                  in a limited
  Hayward, CA                     liability company       342,000     24.47       $6,293,475      CPI       Sep. 2014    Jan. 2030
                                  owning land and
                                  building

ADVANCED MICRO DEVICES, INC.(3)
                                  33 1/3% interest in
                                  a limited liability
  Sunnyvale, CA                   company owning land     362,000     25.26        3,048,500      CPI       Dec. 2018    Dec. 2038
                                  and buildings

GALYAN'S TRADING COMPANY(3)
  Lombard, IL; Fairfax, VA               100%             197,195     12.28        2,421,029      Stated    Aug. 2019    Aug. 2059

SCOTT COMPANIES, INC.(3)
  San Leandro, CA                        100%             432,081      4.77        2,062,281      CPI       Jan. 2017    Jan. 2032

SPECTRIAN CORPORATION(3)
  Sunnyvale, CA(2)                       100%             141,787     14.22        2,015,521      CPI       Nov. 2011    Nov. 2026

SPECIAL DEVICES, INC.(3)
  Moorpark, CA; Mesa, AZ                  50%             249,275     15.74        1,962,000      CPI       Jun. 2021    Jun. 2041

PERRY GRAPHIC COMMUNICATIONS AND JUDD'S INCORPORATED(3)
  Baraboo and Waterloo, WI               100%             899,476      2.10        1,888,875      Stated    Dec. 2017    Dec. 2032

BEST BUY CO., INC.(3)
  Fort Collins, CO; Matteson
   and Schaumburg, IL;            37% interest in a
   Attleboro, MA; Nashua, NH;     general
   Albuquerque, NM; Arlington,    partnership             585,593      8.58        1,859,160      Stated    Apr. 2018    Apr. 2033
   Beaumont, Dallas, Fort Worth   owning land and
   and Houston, TX; Virginia      buildings
   Beach, VA

WESTELL TECHNOLOGIES, INC.(3)
  Aurora, IL                             100%             185,410      9.81        1,818,879      Stated    Sep. 2017    Sep. 2027

CAREER EDUCATION CORPORATION
  Mendota Heights, MN                    100%             136,400     11.63        1,585,882      Stated    May 2009     May 2019

TELOS CORPORATION(3)
  Loudon County, VA                      100%             192,775      8.01        1,543,258      CPI       Mar. 2016    Mar. 2036

Q CLUBS, INC.
  Austin, TX(3)                          100%              43,935     17.06          749,701      CPI       Jun. 2013    Jun. 2033
  Houston, TX                            100%              46,733     16.82          786,119      CPI       Jul. 2016    Jul. 2036
                                                           ------                  ---------
    Total:                                                 90,668                  1,535,820

PPD DEVELOPMENT, INC.(3)
  Austin, TX                             100%             180,789      8.32        1,504,190      CPI       Nov. 2010    Nov. 2030

                                                                    RENT PER        SHARE
                                       OWNERSHIP          SQUARE     SQUARE      OF CURRENT       INCREASE    LEASE       MAXIMUM
LEASE OBLIGOR/LOCATION                INTEREST(1)         FOOTAGE     FOOT      ANNUAL RENTS(2)    FACTOR     TERM         TERM
----------------------------------------------------------------------------------------------------------------------------------
SICOR, INC.(3)
                                  50% interest in a
                                  general
  San Diego, CA(2)                partnership             144,311     20.41        1,472,736      CPI       Jul. 2009    Jul. 2044
                                  owning land and
                                  buildings

THE UPPER DECK COMPANY(3)
                                  50% interest in a
                                  limited liability
  Carlsbad, CA                    company owning          294,779      9.85        1,452,220      CPI       Dec. 2020    Dec. 2040
                                  land and buildings

THE BON-TON STORES, INC.(3)
  Allentown and Johnstown, PA            100%             407,081      3.31        1,348,121      CPI       Apr. 2017    Apr. 2047

COMPUCOM SYSTEMS, INC.(3)
                                  33 1/3% interest in
                                  a limited liability
  Dallas, TX                      company owning land     497,714      7.86        1,304,667      CPI       Apr. 2019    Apr. 2029
                                  and buildings

DEL MONTE CORPORATION(3)
  Mendota, IL; Plover, Toppenish          50%(5)          748,000      3.44        1,286,250      CPI       Jun. 2016    Jun. 2056
  and Yakima, WA

SILGAN CONTAINERS CORPORATION
  Fort Dodge, IA; Oconomowoc             100%             386,265      3.30        1,275,000      CPI       Mar. 2013    Mar. 2028
  and Menomonie, WI

MCLANE COMPANY, INC.(3)
                                  40% interest in two
  Shawnee, KS; Burlington,        limited liability
  NJ; Manassas, VA                companies owning        686,168      4.62        1,268,499      CPI       Dec. 2020    Dec. 2040
                                  land and buildings

JEN-COAT, INC.(3)
  Westfield, MA (2)                      100%             377,500      3.21        1,210,000      CPI       Aug. 2021    Aug. 2041

CHILDTIME CHILDCARE, INC.(3)
  Chandler, AZ; Fleming Island,
  FL; Ackworth, GA; Hauppauge
  and Patchogue, NY; New                 100%              70,653     16.84        1,190,074      CPI       Oct. 2018    Oct. 2028
  Territory and Sugarland, TX;
  Hampton, VA; Siverdale, WA

TEXTRON, INC.
                                 50% interest in a
                                 limited liability
  Gilbert, AZ                    company owning           243,370      9.35        1,137,375      CPI       Jan. 2019    Jan. 2039
                                 land and building

ORBSEAL EUROPE I LLC AND ORBSEAL - AUSTRALIA LLC(3)
  Richmond, MO                           100%             266,585      3.80        1,011,750      CPI       Sep. 2021    Sep. 2041

                                                                    RENT PER        SHARE
                                       OWNERSHIP          SQUARE     SQUARE      OF CURRENT       INCREASE    LEASE       MAXIMUM
LEASE OBLIGOR/LOCATION                INTEREST(1)         FOOTAGE     FOOT      ANNUAL RENTS(2)    FACTOR     TERM         TERM
----------------------------------------------------------------------------------------------------------------------------------
BIG V HOLDING CORP.(3)(4)
  Ellenville and Warwick, NY              45%             141,428     15.86        1,009,426      Stated/   Oct. 2024    Oct. 2044
                                                                                                  % of
                                                                                                  Sales
GARDEN RIDGE CORPORATION(3)
  South Tulsa, OK                        100%             141,284      6.65          939,580      CPI       Apr. 2016    Apr. 2036

PACIFIC LOGISTICS, L.P.(3)
  Dallas, TX                             100%             219,614      4.24          930,750      CPI       Jan. 2019    Jan. 2059

THE GARDEN COMPANIES, INC.(3)
  Chattanooga, TN                        100%             242,317      3.80          920,292      CPI       Jun. 2015    Jun. 2035

RHEOMETRIC SCIENTIFIC, INC.
  Piscataway, NJ                         100%             104,120      8.49          884,288      CPI       Feb. 2011    Feb. 2031

NUTRAMAX PRODUCTS, INC.
  Houston, TX                            100%             254,000      3.39          860,038      CPI       Apr. 2013    Apr. 2018

VARIOUS TENANTS(3)
  Newark, DE                             100%             162,220      5.24          850,430                          (6)

INTERNATIONAL MANAGEMENT CONSULTANT, INC.
  Ashburn, VA                            100%              69,983     11.44          800,348      CPI       Feb. 2014    Feb. 2014

CELADON GROUP, INC.
  Indianapolis, IN                       100%              60,938     13.01          792,853      CPI       Sep. 2016    Sep. 2036

RANDALL INTERNATIONAL, INC.
  Carlsbad, CA                           100%              87,000      8.96          779,230      CPI       Jan. 2019    Jan. 2029

RAVE REVIEWS CINEMAS, L.L.C.
  Hickory Creek, TX                      100%              57,100     13.63          778,348      CPI       Feb. 2021    Feb. 2041

VERMONT TEDDY BEAR CO., INC.(3)
  Shelburne, VT                          100%              62,000     11.25          697,632      CPI       Jul. 2017    Jul. 2032

VIASYSTEMS GROUP INC.(3)
  Milford, MA                            100%             108,125      6.03          652,034      CPI       Jul. 2009    Jul. 2014

FLEMING COMPANIES, INC.(3)
                                  40% interest in a
                                  limited liability
  Grand Rapids, MI                company owning          176,941      8.58          606,988      Stated    Jul. 2006    Jul. 2026
                                  land and building

SENTRY TECHNOLOGY CORPORATION
  Hauppauge, NY                          100%              68,333      8.03          548,739      CPI       Dec. 2016    Dec. 2020

BALANCED CARE CORPORATION
  Mechanicsburg, PA                      100%              42,000     11.60          487,016      CPI       Jun. 2013    Jun. 2023

WAL-MART STORES, INC.(3)
  Greenfield, IN                         100%              82,620      4.81          397,226      Stated    Jan. 2005    Jan. 2020

                                                                    RENT PER        SHARE
                                       OWNERSHIP          SQUARE     SQUARE      OF CURRENT       INCREASE    LEASE       MAXIMUM
LEASE OBLIGOR/LOCATION                INTEREST(1)         FOOTAGE     FOOT      ANNUAL RENTS(2)    FACTOR     TERM         TERM
----------------------------------------------------------------------------------------------------------------------------------
COMPASS BANK FOR SAVINGS
  Bourne, Sandwich and                   100%              22,208      8.84          196,414      CPI       Dec. 2017    Dec. 2037
   Wareham, MA

1. Percentage of ownership in land and building, except as noted. If ownership is less than 100%, ownership is as a tenant-in-common unless otherwise indicated.

2. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.

3.   These properties are encumbered by mortgage notes payable.

4.   Includes percentage of sales rents.

5. Mendota, Plover and Toppenish properties are owned through an interest in a limited liability company and the Yakima property is owned as a tenant-in-common.

6.   Subject to short-term leases.


Item 3. Legal Proceedings.

As of the date hereof, Registrant is not a party to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to the Company's common equity is hereby incorporated by reference to page 23 of Registrant's Annual Report contained in Appendix A.


Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 7 of the Company's Annual Report contained in Appendix A.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

Approximately $160,521,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2001 ranged from 6.50% to 9% per annum. The interest rate on the variable rate debt as of December 31, 2001 is 5.64%.

(in thousands)

                           2002      2003       2004      2005       2006       Thereafter     Total      Fair Value
                          ------    ------     ------    -------    -------     ----------    --------    ----------

Fixed rate debt           $5,131    $5,126     $5,571    $10,036    $11,102      $123,555     $160,521     $161,616
Weighted average
 interest rate              7.70%     7.50%      7.52%      7.80%      7.83%         7.63%
Variable rate debt        $  156    $5,212          -          -          -             -     $  5,368     $  5,368

Item 8. Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of Registrant are hereby incorporated by reference to pages 8 to 22 of the Company's Annual Report contained in Appendix A:

     (i)   Report of Independent Accountants.

     (ii)  Consolidated Balance Sheets as of December 31, 2000 and 2001

     (iii) Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001.

     (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001.

     (v) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.

     (vi)  Notes to Consolidated Financial Statements.


Item 9. Disagreements on Accounting and Financial Disclosure.

None.


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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Consolidated Financial Statements:

          The following consolidated financial statements are filed as a part of this Report:

               Report of Independent Accountants.

               Consolidated Balance Sheets, December 31, 2000 and 2001.

               Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001.

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001.

               Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.

               Notes to Consolidated Financial Statements.

               The consolidated financial statements are hereby incorporated by reference to pages 8 to 22 of the Company's Annual Report contained in Appendix A.

     (a) 2. Financial Statement Schedules:

          The following schedules are filed as a part of this Report:

               Report of Independent Accountants.

               Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001.

               Schedule III of the Company is contained on pages 22 to 27 of this Form 10-K.

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


Exhibit No.                              Description                                                  Method of Filing
-----------                              -----------                                                  ----------------

    3.1        Articles of Incorporation of Registrant.                                     Exhibit 3(A) to Registration Statement
                                                                                            (Form S-11) No. 33-68728

    3.2        Bylaws of Registrant.                                                        Exhibit 3(B) to Registration Statement
                                                                                            (Form S-11) No. 33-68728

   10.1        Advisory Agreement between Registrant and Carey Property Advisors.           Exhibit 10(A) to Registration
                                                                                            Statement (Form S-11) No. 33-68728

   10.2        Lease Agreement dated October 8, 1993 between Elwa-BV (NY) QRS               Filed as Exhibit 10.2 to Registrant's
               11-24, Inc., as Landlord, and Big V Supermarkets, Inc., as                   Form 10-K dated March 30, 1995
               Tenant.

   10.3        Amendment to Lease Agreement dated July 15, 1994 by and between              Filed as Exhibit 10.3 to Registrant's
               Elwa-BV (NY) QRS 11-24, Inc. and Big V Supermarkets, Inc.                    Form 10-K dated March 30, 1995

   10.4        Amended and Restated Mortgage and Security Agreement dated                   Filed as Exhibit 10.4 to Registrant's
               October 8, 1993 from Elwa-BV (NY) QRS 11-24, Inc., as Mortgagor,             Form 10-K dated March 30, 1995
               to Key Bank New York.

   10.5        $7,500,000 Amended, Restated and Consolidated Bonds dated October 8,         Filed as Exhibit 10.5 to Registrant's
               1993.                                                                        Form 10-K dated March 30, 1995

   10.6        Modification and Assumption Agreement dated July 15, 1994 among Elwa-BV      Filed as Exhibit 10.6 to Registrant's
               (NY) QRS 11-24, Inc., Elwa-BV (NY) QRS 12-3, Inc. and Key Bank of            Form 10-K dated March 30, 1995
               New York, as Lender.

   10.7        Lease dated April 15, 1993 between BB Property Company, as Lessor, and       Filed as Exhibit 10.7 to Registrant's
               Best Buy Co., Inc., as Lessee.                                               Form 10-K dated March 30, 1995

   10.8        Note Purchase Agreement dated April 15, 1993 among BB Property Company,      Filed as Exhibit 10.8 to Registrant's
               Best Buy Co., Inc., and Teachers Insurance and Annuity Association of        Form 10-K dated March 30, 1995
               America.

   10.9        $32,800,000 Note dated April 20, 1993 from BB Property Company, as           Filed as Exhibit 10.9 to Registrant's
               Maker, to Teachers Insurance and Annuity Association of America, as          Form 10-K dated March 30, 1995
               Holder.

   10.10       Deed of Trust and Security Agreement dated April 15, 1993 from BB            Filed as Exhibit 10.10 to Registrant's
               Property Company, as Grantor, to Frank E. Stevenson, II, Esq., Thomas        Form 10-K dated March 30, 1995
               P. Solheim, Esq., Charles D. Calvin, Esq., Wallace A. Richardson. Esq.,
               Michael D. Miselman, Esq. and Keleher & McLeod, P.A., as Trustee, and
               Teachers Insurance and Annuity Association of America, as Beneficiary.

   10.11       Owner's Lien Agreement dated April 15, 1993 by Corporate Property            Filed as Exhibit 10.11 to Registrant's
               Associates 10 Incorporated ("CPA(R):10") and Carey Institutional             Form 10-K dated March 30, 1995
               Properties Incorporated ("CIP(TM)"), for the benefit of Teachers
               Insurance and Annuity Association of America.


Exhibit No.                              Description                                                  Method of Filing
-----------                              -----------                                                  ----------------

   10.12       First Amendment to Owner's Lien Agreement dated May 27, 1994 by              Filed as Exhibit 10.12 to Registrant's
               CPA(R):10, CIP(TM) and Registrant for the benefit of Teachers                Form 10-K dated March 30, 1995
               Insurance and Annuity Association of America.

   10.13       $3,353,745 Limited Obligation Promissory Note dated May 13, 1994 from        Filed as Exhibit 10.13 to Registrant's
               BBC (NE) QRS 12-2, Inc., as Borrower, to Registrant, as Lender.              Form 10-K dated March 30, 1995

   10.14       Lease Agreement dated December 21, 1993 by and between GENA Property         Filed as Exhibit 10.14 to Registrant's
               Company, as Landlord, and Gensia, Inc., as Tenant.                           Form 10-K dated March 30, 1995

   10.15       Deed of Trust, Security Agreement and Financing Statement dated              Filed as Exhibit 10.15 to Registrant's
               December 21, 1993 between GENA Property Company, as Trustor, and             Form 10-K dated March 30, 1995
               The Northwestern Mutual Life Insurance Company, as Trustee.

   10.16       $13,000,000 Promissory Note dated December 21, 1993 from                     Filed as Exhibit 10.16 to Registrant's
               GENA Property Company, as Obligor, to The Northwestern Mutual Life           Form 10-K dated March 30, 1995
               Insurance Company, as Obligee.

   10.17       Lease Agreement dated February 1, 1995 by and between ESI (CA) QRS           Filed as Exhibit 10.17 to Registrant's
               12-6, Inc., as Landlord, and ETEC Systems, Inc., as Tenant.                  Form 8-K dated June 23, 1995

   10.18       Deed of Trust, Assignment of Rents and Security Agreement dated              Filed as Exhibit 10.18 to Registrant's
               February 1, 1995 by ESI (CA) QRS 12-6, Inc., as Trustor, in favor            Form 8-K dated June 23, 1995
               of First American Title Insurance Company, as Trustee, for the benefit of Creditanstalt-Bankverein, as Beneficiary.

   10.19       $6,350,000 Real Estate Note dated February 1, 1995 by ESI (CA) QRS           Filed as Exhibit 10.19 to Registrant's
               12-6, Inc., as Maker, to Creditanstalt- Bankverein, as Holder.               Form 8-K dated June 23, 1995

   10.20       Lease dated July 3, 1994 by and between Greenwalt Development, Inc., as      Filed as Exhibit 10.20 to Registrant's
               Landlord, and Wal-Mart Stores, Inc., as Tenant.                              Form 8-K dated June 23, 1995

   10.21       Assignment and Assumption of Lease dated February 10, 1995 by and            Filed as Exhibit 10.21 to Registrant's
               between Greenwalt Development, Inc., as Assignor, and WALS (IN) QRS          Form 8-K dated June 23, 1995
               12-5, Inc., as Assignee.

   10.22       Estoppel Certificate dated February 9, 1995 from Wal-Mart Stores, Inc.       Filed as Exhibit 10.22 to Registrant's
               to WALS (IN) QRS 12-5, Inc.                                                  Form 8-K dated June 23, 1995

   10.23       Lease Agreement dated June 8, 1995 by and between SFC (TX) QRS 12-7,         Filed as Exhibit 10.23 to Registrant's
               Inc., as Landlord, and Sports & Fitness Clubs of America, Inc., as           Form 8-K dated June 23, 1995
               Tenant.

   10.24       Loan Agreement dated June 8, 1995 by and between SFC (TX) QRS 12-7,          Filed as Exhibit 10.24 to Registrant's
               Inc., as Borrower, and Bank One, Texas, N.A.                                 Form 8-K dated June 23, 1995

   10.25       $2,750,000 Note dated June 8, 1995 from SFC (TX) QRS 12-7, Inc. to Bank      Filed as Exhibit 10.25 to Registrant's
               One, Texas, N.A.                                                             Form 8-K dated June 23, 1995

   10.26       Deed of Trust and Security Agreement dated June 8, 1995 from SFC (TX)        Filed as Exhibit 10.26 to Registrant's
               QRS 12-7, Inc., as Mortgagor, to Mr. Brian J. Tuerff, as Trustee, for        Form 8-K dated June 23, 1995
               Bank One, Texas, N.A., as Mortgagee.

   10.27       Lease Agreement dated June 20, 1995 by and between Bud Limited               Filed as Exhibit 10.27 to Registrant's
               Liability Company, as Landlord, and NK Lawn & Garden Co., as Tenant.         Form 8-K dated June 23, 1995


Exhibit No.                              Description                                                  Method of Filing
-----------                              -----------                                                  ----------------

   10.28       Construction Agency Agreement dated October 31, 1995 between Del Monte       Filed as Exhibit 10.28 to Registrant's
               Corporation and DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10.               Form 8-K dated November 27, 1995

   10.29       Lease Agreement dated October 31, 1995 by and between DELMO (PA) QRS         Filed as Exhibit 10.29 to Registrant's
               11-36 and DELMO (PA) QRS 12-10, collectively, as Landlord, and               Form 8-K dated November 27, 1995
               Del Monte Corporation, as Tenant.

   10.30       Lease Agreement dated November 13, 1995 by and between ABI (TX) QRS          Filed as Exhibit 10.30 to Registrant's
               12-11, Inc., as Landlord, and Pharmaco LSR International Inc., as            Form 8-K dated November 27, 1995
               Tenant.

   10.31       Lease Agreement dated December 26, 1995 by and between Cards Limited         Filed as Exhibit 2.1 to Registrant's
               Liability Company, as Landlord, and The Upper Deck Company, as Tenant.       Form 8-K dated February 2, 1996

   10.32       $15,000,000 Promissory Note dated January 3, 1996 from Cards Limited         Filed as Exhibit 2.2 to Registrant's
               Liability Company to Column Financial, Inc.                                  Form 8-K dated February 2, 1996

   10.33       Lease Agreement dated February 23, 1996 by and between RSI (NJ) QRS          Filed as Exhibit 2.1 to Registrant's
               12-13, Inc., as Landlord, and Rheometric Scientific, Inc., as Tenant.        Form 8-K dated March 9, 1996

   10.34       $3,300,000 Promissory Note dated February 23, 1996 from RSI (NJ) QRS         Filed as Exhibit 2.2 to Registrant's
               12-13, Inc. to NatWest Bank N.A.                                             Form 8-K dated March 9, 1996

   10.35       Stock Purchase Warrant for 132,617 Shares of Rheometric Scientific,          Filed as Exhibit 2.3 to Registrant's
               Inc. Common Stock.                                                           Form 8-K dated March 9, 1996

   10.36       Stock Purchase Warrant for 331,543 Shares of Rheometric Scientific,          Filed as Exhibit 2.4 to Registrant's
               Inc. Common Stock.                                                           Form 8-K dated March 9, 1996

   10.37       Lease Agreement dated March 11, 1996 by and between TEL (VA) QRS 12-15,      Filed as Exhibit 10.41 to Registrant's
               Inc., as Landlord, and Telos Corporation, a Maryland corporation, Telos      Post-Effective Amendment No. 3 dated
               Corporation, a California corporation, Telos Field Engineering, Inc., a      March 6, 1997
               Delaware corporation, and Telos International Corp., a Delaware corporation, as Tenants.

   10.38       Lease Agreement dated March 28, 1996 by and between LAX (DE) QRS 12-16,      Filed as Exhibit 10.42 to Registrant's
               Inc., as Landlord, and Lanxide Corporation, as Tenants.                      Post-Effective Amendment No. 3 dated
                                                                                            March 6, 1997

   10.39       Stock Purchase Warrant for 15,500 Shares of Lanxide Corporation Common       Filed as Exhibit 10.43 to Registrant's
               Stock.                                                                       Post-Effective Amendment No. 3 dated
                                                                                            March 6, 1997

   10.40       Promissory Note dated March 28, 1996 given by LAX (DE) QRS 12-16, Inc.       Filed as Exhibit 10.44 to Registrant's
               to Lanxide Corporation.                                                      Post-Effective Amendment No. 3 dated
                                                                                            March 6, 1997

   10.41       Lease Agreement dated July 23, 1996 by and between SFC (TX) QRS 12-18,       Filed as Exhibit 10.45 to Registrant's
               Inc., as Landlord, and Sports & Fitness Clubs of America, Inc., as           Post-Effective Amendment No. 3 dated
               Tenant.                                                                      March 6, 1997

   10.42       Stock Purchase Warrant for 5,089 Shares of Q Clubs, Inc. Common Stock.       Filed as Exhibit 10.46 to Registrant's
                                                                                            Post-Effective Amendment No. 3 dated
                                                                                            March 6, 1997


Exhibit No.                              Description                                                  Method of Filing
-----------                              -----------                                                  ----------------

   10.43       Guaranty and Suretyship Agreement made by Celadon Group, Inc. to QRS         Filed as Exhibit 10.47 to Registrant's
               12-17, Inc.                                                                  Post-Effective Amendment No. 3 dated
                                                                                            March 6, 1997

   10.44       Lease Agreement dated September 19, 1996 by and between CEL (IN) QRS         Filed as Exhibit 10.48 to Registrant's
               12-17, Inc., as Landlord, and Celadon Trucking Services, Inc., as            Post-Effective Amendment No. 3 dated
               Tenant.                                                                      March 6, 1997

   10.45       Lease Agreement dated November 19, 1996 by and between SPEC (CA) QRS         Filed as Exhibit 10.49 to Registrant's
               12-20, Inc., as Landlord, and Spectrian Corporation, as Tenants.             Post-Effective Amendment No. 3 dated
                                                                                            March 6, 1997

   10.46       Lease Agreement dated December 24, 1996 by and between NOG (NY) QRS          Filed as Exhibit 10.50 to Registrant's
               12-23, Inc., as Landlord, and Knogo North America, Inc., as Tenants.         Post-Effective Amendment No. 3 dated
                                                                                            March 6, 1997

   10.47       Amendment to Lease dated December 14, 1996 by and between WEEDS (OK)         Filed as Exhibit 10.51 to Registrant's
               QRS 12-22, Inc., as Landlord, and Garden Ridge, L.P., as Tenant.             Post-Effective Amendment No. 3 dated
                                                                                            March 6, 1997

   10.48       Mortgage Assignment of Rents and Security Agreement dated December 27,       Filed as Exhibit 10.52 to Registrant's
               1996 between WEEDS (OK) QRS 12-22, Inc., Mortgagor, and GMAC Commercial      Post-Effective Amendment No. 3 dated
               Mortgage Corporation.                                                        March 6, 1997

   10.49       Lease Agreement dated January 23, 1997 by and between BUILD (CA) QRS         Filed as Exhibit 10.53 to Registrant's
               12-24, Inc., as Landlord, and Scott Corporation, as Tenants.                 Post-Effective Amendment No. 3 dated
                                                                                            March 6, 1997

   10.50       Lease agreement dated July 8, 1997 by and between GGAP (MA)  QRS 12-31,      Filed as Exhibit 10.1 to Registrant's
               Inc., as Landlord, and PAGG Corporation, as Tenants.                         Form 8-K dated June 13, 1997

   10.51       Lease agreement dated July 10, 1997 by and between URSA (VT)  QRS            Filed as Exhibit 10.2 to Registrant's
               12-30, Inc., as Landlord, and The Vermont Teddy Bear Company, as             Form 8-K dated June 13, 1997
               Tenants.

   10.52       Lease agreement dated April 10, 1997 by and between BT (PA)  QRS 12-25,      Filed as Exhibit 10.3 to Registrant's
               Inc., as Landlord, and The Bon-Ton Department Stores, Inc., as Tenants.      Form 8-K dated June 13, 1997

   10.53       Lease agreement dated June 13, 1997 by and between CAN (WI)  QRS 12-34,      Filed as Exhibit 10.4 to Registrant's
               Inc., as Landlord, and Silgan Containers Corporation, as Tenants.            Form 8-K dated June 13, 1997

   10.54       Lease agreement dated September 30, 1997 by and between CPA(R):12, Inc.      Filed as Exhibit 10.1 to Registrant's
               as Landlord, and Westell, Inc., as Tenant.                                   Form 8-K dated March 31, 1998

   10.55       Lease agreement dated November 26, 1997 by and between CPA(R):12, Inc.       Filed as Exhibit 10.2 to Registrant's
               as Landlord, and Randall International, as Tenant.                           Form 8-K dated March 31, 1998

   10.56       Lease agreement dated December 31, 1997 by and between CPA(R):12, Inc.       Filed as Exhibit 10.3 to Registrant's
               as Landlord, and Sandwich Cooperative Bank, as Tenant.                       Form 8-K dated March 31, 1998

   10.57       Lease agreement dated November 12, 1997 by and between CPA(R):12, Inc.       Filed as Exhibit 10.4 to Registrant's
               as Landlord, and Brown Institute, Ltd., as Tenant.                           Form 8-K Dated March 31, 1998

   10.58       Lease agreement dated September 25, 1997 by and between CPA(R):12, Inc.      Filed as Exhibit 10.5 to Registrant's
               as Landlord, and GDE Systems, Inc., as Tenant.                               Form 8-K dated March 31, 1998


Exhibit No.                              Description                                                  Method of Filing
-----------                              -----------                                                  ----------------

   10.59       Lease agreement dated July 8, 1997 by and between CPA(R):12, Inc. as         Filed as Exhibit 10.6 to Registrant's
               Landlord, and PAGG Corporation, as Tenant.                                   Form 8-K dated March 31, 1998

   10.60       Lease agreement dated September 23, 1997 by and between CPA(R):12, Inc.      Filed as Exhibit 10.7 to Registrant's
               as Landlord, and Texas Freezer Company, Inc., as Tenant.                     Form 8-K dated March 31, 1998

   10.61       Lease agreement dated February 3, 1998 by and between CPA(R):12, Inc.        Filed as Exhibit 10.8 to Registrant's
               and CPA:14, Inc., as Landlords, and Etec Systems, Inc., as Tenant.           Form 8-K dated March 31, 1998

   10.62       Lease agreement dated December 16, 1997 by and between CPA(R):12, Inc.,      Filed as Exhibit 10.9 to Registrant's
               as Landlord, and Perry Graphic Communications, Inc., as Tenant.              Form 8-K dated March 31, 1998

   21.1        Subsidiaries of Registrant as of March 15, 2002.                             Filed herewith

   23.1        Consent of PricewaterhouseCoopers LLP                                        Filed herewith

   28.1        Limited Guaranty of Payment dated October 8, 1993 from CIP(TM), as           Filed as Exhibit 28.1 to Registrant's
               Guarantor, to Key Bank of New York, as Lender.                               Form 10-K dated March 30, 1995

   28.2        Amendment to Limited Guaranty of Payment dated July 15, 1994 among           Filed as Exhibit 28.2 to Registrant's
               CIP(TM) and Registrant, Guarantors, and Key Bank of New York, as Lender.     Form 10-K dated March 30, 1995

   28.3        Guaranty and Suretyship Agreement dated June 8, 1995 by Sports &             Filed as Exhibit 28.3 to Registrant's
               Fitness Clubs, Inc., as Guarantor, to SFC (TX) QRS 12-7, Inc., as            Form 8-K dated June 23, 1995
               Landlord.

   28.4        Environmental Risk Agreement dated June 8, 1995 by SFC (TX) QRS 12-7,        Filed as Exhibit 28.4 to Registrant's
               Inc., as Indemnitor, to Bank One, Texas, N.A., as Lender.                    Form 8-K dated June 23, 1995

   28.5        Guaranty and Suretyship Agreement dated June 20, 1995 by The Garden          Filed as Exhibit 28.5 to Registrant's
               Companies, Inc., as Guarantor, to Bud Limited Liability Company.             Form 8-K dated June 23, 1995

   28.6        Guaranty and Suretyship Agreement dated October 31, 1995 by Del Monte        Filed as Exhibit 28.6 to Registrant's
               Foods Corporation, as Guarantor, to DELMO (PA) QRS 11-36 and DELMO (PA)      Form 8-K dated November 27, 1995
               QRS 12-10, collectively, as Landlord.

   28.7        Guaranty and Suretyship Agreement dated November 13, 1995 by Applied         Filed as Exhibit 28.7 to Registrant's
               Bioscience International, Inc., as Guarantor, to ABI (TX) QRS 12-11,         Form 8-K dated November 27, 1995
               Inc., as Landlord.

          (b)  Reports on Form 8-K

               During the quarter ended December 31, 2001 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED a Maryland corporation


  3/20/2002                     BY:    /s/ John J. Park
-------------                      ---------------------------------------------
     Date                          John J. Park
                                   Managing Director and Chief Financial Officer
                                   (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


  3/20/2002                     BY:    /s/ William Polk Carey
-------------                      ---------------------------------------------
     Date                          William P. Carey
                                   Chairman of the Board and Director
                                   (Principal Executive Officer)


  3/20/2002                     BY:    /s/ W. Sean Sovak
-------------                      ---------------------------------------------
     Date                          W. Sean Sovak
                                   President


  3/20/2002                     BY:    /s/ Ralph G. Coburn
-------------                      ---------------------------------------------
     Date                          Ralph G. Coburn
                                   Director


  3/20/2002                     BY:    /s/ William Ruder
-------------                      ---------------------------------------------
     Date                          William Ruder
                                   Director


  3/20/2002                     BY:    /s/ George E. Stoddard
-------------                      ---------------------------------------------
     Date                          George E. Stoddard
                                   Director


  3/20/2002                     BY:    /s/ Ralph Verni
-------------                      ---------------------------------------------
     Date                          Ralph Verni
                                   Director


  3/20/2002                     BY:    /s/ John J. Park
-------------                      ---------------------------------------------
     Date                          John J. Park
                                   Managing Director and
                                   Chief Financial Officer
                                   (Principal Financial Officer)


  3/20/2002                     BY:    /s/ Claude Fernandez
-------------                      ---------------------------------------------
     Date                          Claude Fernandez
                                   Managing Director and
                                   Chief Administrative Officer
                                   (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Corporate Property Associates 12 Incorporated:


Our audits of the consolidated financial statements referred to in our report dated March 15, 2002 appearing in the 2001 Annual Report to Shareholders of Corporate Property Associates 12 Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2002

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2001

                                                         Initial Cost to Company
                                                ----------------------------------------
                                                                                              Costs Capitalized    Decrease in Net
                                                                                Personal       Subsequent to       Investments (b)
Description                  Encumbrances           Land         Buildings       Property       Acquisition (a)
-----------                  ------------        ----------     -----------     --------      -----------------    ---------------
Operating Method:

Distribution facility
 leased to Wal-Mart
 Stores, Inc.                 $ 2,053,865        $  452,871     $ 3,325,910                         $    12,921

Office/Manufacturing
 facility leased to
 Applied Materials, Inc.       40,152,421         1,272,418      10,588,221                          66,962,157        $(2,633,473)

Health club facilities
 leased to Q Clubs, Inc.                          3,152,874       8,524,126

Warehouse/office/research
 facility leased to PPD
 Development, Inc.              6,395,139         1,550,928      11,017,367                              27,856

Research and development
 facility leased in
 Newark, Delaware leased
 to various tenants               371,294         1,390,120       7,281,878                              13,423         (4,281,421)

Distribution/warehouse
 facility leased to
 Celadon Group, Inc.                              1,480,600       5,320,400                              40,000

Office/research facility
 leased to Spectrian
 Corporation                    8,848,027         5,570,775      12,073,204                               4,119

Retail store leased to
 Garden Ridge Corporation       4,278,597         1,857,607       6,204,923

Office/distribution
 facility leased to
 Sentury Technology
 Corporation                                      1,603,488       3,321,512

Office/research facility
 leased to Scott
 Companies, Inc.                9,156,389         5,734,782      12,175,218                               5,356

Child care centers leased
 to Childtime Childcare,
 Inc.                           4,748,509         2,581,896                                           7,459,165

Retail/distribution
 facility leased to The
 Bon-Ton Stores, Inc.           6,325,288         1,780,000      10,261,885

Technology/manufacturing
 facility leased to
 Silgan Containers
 Corporation                                        758,670      11,630,675                             111,090

Office/research facility
 leased to Viasystems
 Group Inc.                     2,884,224         1,080,000       4,469,738

                                 Gross Amount at which Carried
                                     at Close of Period (e)
                             --------------------------------------
                                                                                                                    Life on which
                                                                                                                   Depreciation in
                                                                                                                       Latest
                                                                                                                     Statement of
                                                           Personal                   Accumulated       Date            Income
Description                      Land         Buildings    Property      Total      Depreciation(d)    Acquired      is Computed
-----------                  ------------    -----------   --------   -----------   ---------------   ----------   ----------------

Operating Method:

Distribution facility
 leased to Wal-Mart
 Stores, Inc.                  $  454,420    $ 3,337,282              $ 3,791,702       $   573,595    2/10/1995            40 yrs.

Office/Manufacturing
 facility leased to
 Applied Materials, Inc.        1,272,444     74,916,879               76,189,323         6,337,882    2/16/1995            40 yrs.
                                                                                                        6/8/1995
Health club facilities                                                                                   and
 leased to Q Clubs, Inc.        3,152,874      8,524,126               11,677,000         1,265,690    7/25/1996            40 yrs.

Warehouse/office/research
 facility leased to PPD
 Development, Inc.              1,550,985     11,045,166               12,596,151         1,690,720   11/13/1995            40 yrs.

Research and development
 facility leased in
 Newark, Delaware leased
 to various tenants             1,391,311      3,012,689                4,404,000           332,650    3/28/1996            40 yrs.

Distribution/warehouse
 facility leased to
 Celadon Group, Inc.            1,480,600      5,360,400                6,841,000           708,845    6/19/1996            40 yrs.

Office/research facility
 leased to Spectrian
 Corporation                    5,570,775     12,077,323               17,648,098         1,547,291   11/19/1996            40 yrs.

Retail store leased to
 Garden Ridge Corporation       1,857,607      6,204,923                8,062,530           782,079   12/16/1996            40 yrs.

Office/distribution
 facility leased to
 Sentury Technology
 Corporation                    1,603,488      3,321,512                4,925,000           418,649   12/24/1996            40 yrs.

Office/research facility
 leased to Scott
 Companies, Inc.                5,734,782     12,180,574               17,915,356         1,509,884   12/24/1996            40 yrs.

Child care centers leased
 to Childtime Childcare,
 Inc.                           2,581,896      7,459,165               10,041,061           667,575    1/29/1997            40 yrs.

Retail/distribution
 facility leased to The
 Bon-Ton Stores, Inc.           1,780,000     10,261,885               12,041,885         1,207,909    4/10/1997            40 yrs.

Technology/manufacturing
 facility leased to
 Silgan Containers
 Corporation                      758,670     11,741,765               12,500,435         1,249,322    6/13/1997            40 yrs.

Office/research facility
 leased to Viasystems
 Group Inc.                     1,080,000      4,469,738                5,549,738           497,650     7/8/1997            40 yrs.

                                                         Initial Cost to Company
                                                 ---------------------------------------
                                                                                              Costs Capitalized    Decrease in Net
                                                                                Personal       Subsequent to       Investments (b)
Description                  Encumbrances           Land         Buildings      Property       Acquisition (a)
-----------                  ------------        ----------      ---------      --------      -----------------    ---------------

Operating Method:

Office/manufacturing
 facility leased to
 Vermont Teddy Bear Co.,
 Inc.                           2,982,189         1,465,000       4,398,874                               1,640            (43,950)

Warehouse/special
 facility leased to
 Pacific Logistics, L.P.        4,280,321           257,458                     $1,109,900            7,150,544

Office/manufacturing
 facility leased to
 Westell Technologies,
 Inc.                          11,761,055         2,500,000      14,952,055

Administration/classroom
 facility leased to
 Career Education
 Corporation                    7,357,693         1,150,000       8,840,486                           2,788,170

Printing facility leased
 to Perry Graphic
 Communications, Inc.
 and Judd's                    10,433,395           642,000      18,467,948                               8,000

Office/banking facility
 leased to Compass Bank
 for Savings                                        300,000       1,520,000

Manufacturing/distribution
 facility leased to
 Nutramax Products, Inc.                          1,160,000       6,127,722                             532,419

Office/light assembly
 facility leased to
 International
 Management Consulting,
 Inc.                                               668,211                                           6,163,589

Office facility leased to
 Balanced Care
 Corporation                    2,788,932           558,600                                           4,291,443

Retail/services
 facilities leased to
 Galyan's Trading Company      16,397,901         8,070,000      16,134,421                              57,241


                                  Gross Amount at which Carried
                                      at Close of Period (e)
                             --------------------------------------
                                                                                                                     Life on which
                                                                                                                    Depreciation in
                                                                                                                       Latest
                                                                                                                     Statement of
                                                           Personal                    Accumulated       Date            Income
Description                      Land        Buildings     Property        Total     Depreciation(d)    Acquired      is Computed
-----------                  ------------   -----------   ----------    -----------  ---------------   ----------   ---------------

Operating Method:

Office/manufacturing
 facility leased to
 Vermont Teddy Bear Co.,
 Inc.                           1,421,050     4,400,514                 5,821,564           490,455    7/18/1997       7 to 40 yrs.

Warehouse/special
 facility leased to
 Pacific Logistics, L.P.          257,458     7,150,544   $1,109,900    8,517,902         1,120,158    9/23/1997            40 yrs.

Office/manufacturing
 facility leased to
 Westell Technologies,
 Inc.                           2,500,000    14,952,055                17,452,055         1,604,231    9/29/1997            40 yrs.

Administration/classroom
 facility leased to
 Career Education
 Corporation                    1,150,000    11,628,656                12,778,656         1,107,775   11/12/1997            40 yrs.

Printing facility leased
 to Perry Graphic
 Communications, Inc.
 and Judd's                       642,000    18,475,948                19,117,948         1,866,832   12/16/1997            40 yrs.

Office/banking facility
 leased to Compass Bank
 for Savings                      300,000     1,520,000                 1,820,000           152,000   12/30/1997            40 yrs.

Manufacturing/distribution
 facility leased to
 Nutramax Products, Inc.        1,160,000     6,660,141                 7,820,141           613,806    3/28/1998            40 yrs.

Office/light assembly
 facility leased to
 International
 Management Consulting,
 Inc.                             668,211     6,163,589                 6,831,800           431,252    5/18/1998            40 yrs.

Office facility leased to
 Balanced Care
 Corporation                      558,600     4,291,443                 4,850,043           239,951    6/23/1998            40 yrs.

Retail/services
 facilities leased to
 Galyan's Trading Company       8,070,000    16,191,662                24,261,662           624,054    6/29/2000            40 yrs.

                                                          Initial Cost to Company
                                                 -----------------------------------------
                                                                                              Costs Capitalized    Decrease in Net
                                                                                 Personal       Subsequent to       Investments (b)
Description                  Encumbrances           Land          Buildings      Property       Acquisition (a)
-----------                  ------------        -----------    ------------    ----------    -----------------    ---------------

Operating Method:

Theater facility leased
 to Rave Reviews
 Cinemas, LLC.                                     1,760,000       5,176,372

Manufacturing/warehouse
 facilities leased to
 Jen-Coat, Inc.                7,136,247           1,193,200      10,325,125                              2,447

Industrial/manufacturing
  facility leased to
  Orbseal, LLC.                 6,175,000            760,000       9,187,644                                250            (79,274)
                             ------------        -----------    ------------    ----------          -----------        -----------
                             $154,526,486        $50,751,498    $201,325,704    $1,109,900          $95,631,830        $(7,038,118)
                             ============        ===========    ============    ==========          ===========        ===========

                                  Gross Amount at which Carried
                                      at Close of Period (e)
                              -------------------------------------
                                                                                                                      Life on which
                                                                                                                      Depreciation
                                                                                                                       in Latest
                                                                                                                      Statement of
                                                            Personal                     Accumulated       Date          Income
Description                       Land       Buildings      Property       Total       Depreciation(d)   Acquired      is Computed
-----------                   -----------   ------------   ----------   -----------    ---------------   ---------    -------------

Operating Method:

Theater facility leased
 to Rave Reviews
 Cinemas, LLC.                  1,760,000     5,176,372                    6,936,372       124,017       12/7/2000          40 yrs.

Manufacturing/warehouse
  facilities leased to
  Jen-Coat, Inc.                1,193,200    10,327,572                   11,520,772        96,436       8/15/2001          40 yrs.

Industrial/manufacturing
  facility leased to
  Orbseal, LLC.                   760,000     9,108,620                    9,868,620        66,415       9/28/2001          40 yrs.
                              -----------   ------------   ----------   ------------   -----------
                              $50,710,371   $289,960,543   $1,109,900   $341,780,814   $27,327,123
                              ===========   ============   ==========   ============   ===========

See accompanying notes to Schedule.


                                               Initial Cost to Company
                                              ------------------------
                                                                                Costs
                                                                             Capitalized
                                                                            Subsequent to    Increase in Net
Description                   Encumbrances       Land        Buildings     Acquisition(a)     Investment(c)
-----------                   ------------    ----------    -----------   ---------------   ----------------

Direct Financing Method:
 Supermarkets leased to Big
 V Holding Corp.               $ 3,068,181    $1,157,294    $ 5,254,309        $1,637,986           $781,154

Manufacturing facility
 leased to The Garden
 Companies, Inc.                 2,926,556     1,544,265      5,430,735

Office/manufacturing
 facility leased to
 Rheometric Scientific,
 Inc.                                          1,510,791      4,789,209             4,500           (444,949)

Office facility leased to
 Telos Corporation               5,368,017     1,549,022     10,597,978             5,500
 Office/Manufacturing
 facility leased to
 Randall International,
 Inc.                                          2,000,000        471,454         5,104,034            (12,370)
                               -----------    ----------    -----------        ----------           --------
                               $11,362,754    $7,761,372    $26,543,685        $6,752,020           $323,835
                               ===========    ==========    ===========        ==========           ========


                              Gross Amount at which Carried
                                at Close of Period (e)
                              -----------------------------
Description                             Total                    Date Acquired
-----------                   -----------------------------      -------------

Direct Financing Method:
 Supermarkets leased to Big
 V Holding Corp.                      $ 8,830,743                   7/13/1994

Manufacturing facility
 leased to The Garden
 Companies, Inc.                        6,975,000                   6/20/1995

Office/manufacturing
 facility leased to
 Rheometric Scientific,
 Inc.                                   5,859,551                   2/23/1996

Office facility leased to
 Telos Corporation                     12,152,500                   3/11/1996

Office/Manufacturing
 facility leased to
 Randall International,
 Inc.                                   7,563,118                  10/17/1997
                                      -----------
                                      $41,380,912
                                      ===========

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

(b)  Represents (i) partial refund of purchase price and (ii) impairment losses.

(c) The increase in net investment is due (i) to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more than lease payments received, (ii) the writedown of a property to its estimated fair value.

(d) At December 31, 2001, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $319,671,645.

(e)


                                                         Reconciliation of Real Estate  Accounted
                                                             for Under the Operating Method
                                                                       December 31,
                                                         ----------------------------------------
                                                             2000                        2001
                                                         ------------                ------------

Balance at beginning of year                             $332,495,021                $345,166,211

Additions                                                  26,589,486                  28,534,006

Dispositions                                              (13,918,296)                (21,376,106)

Reclassification to equity investment                               -                 (10,543,297)
                                                         ------------                ------------
Balance at close of year                                 $345,166,211                $341,780,814
                                                         ============                ============


                                                        Reconciliation of Accumulated Depreciation
                                                                       December 31,
                                                        ------------------------------------------
                                                             2000                        2001
                                                        ------------                  ------------
Balance at beginning of year                             $16,002,196                  $22,333,095

Depreciation expense                                       7,373,672                    7,432,476

Dispositions                                              (1,042,773)                  (1,128,060)

Reclassification to equity investment                              -                  (1,310,388)
                                                        ------------                  -----------
Balance at close of year                                 $22,333,095                  $27,327,123
                                                        ============                  ===========

                                                         APPENDIX A TO FORM 10-K






                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED






                                                              2001 ANNUAL REPORT

SELECTED FINANCIAL DATA


(In thousands except share amounts)

                                       1997          1998          1999          2000         2001
                                   -----------   -----------   -----------   -----------   -----------
OPERATING DATA:
  Revenues                         $    25,313   $    34,563   $    39,276   $    44,927   $    46,051
  Income before
   extraordinary items                  12,804        12,078        19,871        25,010        27,948
  Net income                            12,804        11,699        19,871        25,010        27,948
  Basic earnings per share
   before extraordinary items(1)           .57           .42           .69           .87           .94
  Basic earnings per share(1)              .57           .41           .69           .87           .94
  Weighted average number
   of shares outstanding -
   basic                            22,387,928    28,416,013    28,615,971    28,685,620    29,763,716
  Dividends paid                        15,082        23,028        23,268        23,435        24,205
  Dividends paid per share                 .81           .81           .81           .82           .82
  Payments of mortgage
   principal(2)                          1,708         2,174         3,400         3,998         4,416

BALANCE SHEET DATA:
  Total consolidated assets            358,693       398,604       418,088       441,209       447,241
  Long-term obligations(3)              84,745       113,868       133,351       145,547       166,446

(1) The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per share amounts only.
(2)  Represents scheduled mortgage principal amortization paid.
(3) Represents mortgage obligations and deferred acquisition fees due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated ("CPA(R):12") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):12. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or objectives and plans of CPA(R):12 will be achieved.

CPA(R):12 was formed in 1993 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. In February 1994, CPA(R):12 commenced a public offering of common stock at $10 per share on a "best efforts" basis. A second public offering of common stock at $10 per share concluded in September 1997. Through these offerings, CPA(R):12 issued 28,334,451 shares of common stock raising $283,344,510.

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

As a real estate investment trust ("REIT"), CPA(R):12 is not subject to federal income taxes on amounts distributed to shareholders provided it meets certain conditions including distributing at least 90% of its REIT taxable income to its shareholders. CPA(R):12's primary objectives are to provide rising cash flow and to protect its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, CPA(R):12 has successfully negotiated grants of common stock warrants from selected tenants and expects to realize the benefits of appreciation from those grants. CPA(R):12 cannot guarantee that its objectives will be ultimately realized.

CPA(R):12 is advised by W. P. Carey & Co. LLC and its wholly-owned subsidiary, Carey Asset Management Corp., pursuant to an Advisory Agreement. CPA(R):12's contract with W. P. Carey is renewable annually by Independent Directors who are elected by CPA(R):12's shareholders. In connection with each renewal, W. P. Carey is required to provide the Independent Directors with a comparison of the fee structure with several similar companies. The Advisory Agreement also provides that an independent portfolio valuation be performed annually and Average Invested Assets, the basis for determining asset management and performance fees, is based on the results of this independent valuation.

Certain accounting policies are critical to the understanding of CPA(R):12's financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of accounting policies relating to the use of estimates.

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CPA(R):12 must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CPA(R):12's real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate specific situations rather than solely use statistical methods.

CPA(R):12 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents and residual values. In its evaluations, CPA(R):12 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Because CPA(R):12's properties are leased to single tenants, CPA(R):12 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):12 different than the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

CPA(R):12 and affiliated REITs are investors in certain real estate ventures. Certain of the investments are held through incorporated or unincorporated jointly held entities and certain investments are held directly as tenants in common. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):12 and the affiliated REIT. The placement of an investment in a jointly held entity or tenancy in common requires the approval of the Independent Directors. All of the jointly held investments are structured so that CPA(R):12 and the affiliated REIT contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly held investments and their related results in the accompanying consolidated financial statements is determined based on accounting principles generally accepted in the United States and is based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. All of the jointly held investments are subject to contractual agreements.

CPA(R):12 recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):12 is reached.

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


Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net income for the year ended December 31, 2001 increased by $2,938,000 as compared with the year ended December 31, 2000. Excluding the effect of gains of $9,987,000 and $2,440,000 in 2001 and 2000, respectively, income would have reflected a decrease of $4,609,000. The decrease in income was due to an increase in general and administrative, interest and depreciation expenses and a decrease in equity income, and was partially offset by an increase in lease revenues (rental income and interest income from direct financing lease) and interest and other income. The decrease in equity income was due, in part, to nonrecurring income recognized in 2000 by two equity investees as described below.

The increase in general and administrative expense of $1,330,000 to $4,255,000 for 2001 was primarily due to investor-related costs and expenses incurred in connection with business development (i.e., costs related to proposed investments that were not completed). General and administrative expenses were also affected by increased state taxes and expense reimbursements related to personnel costs.

Interest expense increased by $1,007,000 to $13,315,000 in 2001 primarily as a result of obtaining $52,099,000 of new limited recourse mortgage financing in connection with the purchases of the Galyan's Trading Company properties in 2000 and the Jen Coat, Inc. and Orbseal LLC properties in 2001 and obtaining mortgage debt in 2000 and 2001 on properties leased to Westell Technologies, Inc., Career Education Corporation and Balanced Care Corporation which previously had been unencumbered. The increase in depreciation was due to the purchase of properties in 2000 and 2001 and the completion of construction of the Rave Reviews Cinema LLC property, which was placed in service in January 2001.

Income from equity investments decreased by $2,944,000 to $5,032,000 for the year ended December 31, 2001. Two equity investees hold interests in four properties that were leased to Ameriserve Food Distribution, Inc. and in connection with their bankruptcy claim against Ameriserve, letters of credit which had been issued to the equity investees at the time the initial leases were entered into were released into an escrow account in partial settlement of their bankruptcy claim. Approximately $4,000,000 of equity income in 2000 reflected the amounts released from the irrevocable letters of credit and related settlement income. All of the properties formerly leased to Ameriserve are currently net leased to single tenants under long-term leases. Net of the effect of this nonrecurring item, equity income would have increased by $1,056,000 primarily as the result of the acquisition of the interest in the Special Devices properties. Equity income also benefited from being able to fully re-lease the former Ameriserve properties and from a rent increase on the Upper Deck Company lease. Effective October 1, 2001, CPA(R):12's tenancy-in-common interest in the Del Monte properties was reclassified as an equity investment in connection with contributing the properties to a jointly controlled entity. The reclassification had no effect on net income but contributed $161,000 to equity income in 2001.

The increase in lease revenues (rental income and interest income from direct financing leases) of $948,000 to $45,246,000 in 2001 was due to rent increases with nine existing lessees in 2001, the purchase of the properties leased to Jen Coat, Inc. and Orbseal LLC. in 2001 and the commencement of rent from the Rave Reviews property. The lease revenue increases, generally based on increases in the Consumer Price Index, were partially offset by the sale of a property in San Diego, California formerly leased to BAE Systems, Inc. The annual rent on the BAE property was $2,121,000. The proceeds from the sale of the BAE Systems property were used to purchase the Jen Coat and Orbseal properties and the interests in properties leased to Special Devices, Inc. which provide aggregate annual rents of $4,184,000. More than 30 leases have rent increases scheduled in 2002 and 2003. The majority of these rent increases are based on formulas indexed to increases in the Consumer Price Index ("CPI"). The CPI has increased moderately over the past several years, and this will affect future rent increases on those leases with CPI-based increases. Except for several short-term leases at CPA(R):12's property in Newark, Delaware, no leases are scheduled to expire until 2005.

The increase in interest and other income was primarily from interest earned on the proceeds from the sale of the BAE property which were placed in an escrow account in order to complete a tax-free exchange and defer a taxable gain on the sale of the property. The sales proceeds of $31,492,000 were deposited in an interest-bearing restricted account held by an intermediary until being used to complete the tax-free exchange. During 2001, all of the proceeds were used.

CPA(R):12's results for 2001 included a realized gain of $8,869,000 from the sale of the BAE property and an unrealized gain of $1,124,000 from holding warrants for common stock of certain lessees. Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was effective in 2001. Under SFAS No. 133, warrants for common stock that provide for net settlement (i.e., as a cashless exercise) or are readily convertible to cash are defined as derivative instruments and changes in the value of warrants for common stock which meet the SFAS No. 133 criteria of a derivative instrument are recognized in earnings. The gain in 2001 represents the value attributed to warrants for common stock of several lessees, primarily Vermont Teddy Bear, Inc. and Rheometric Scientific, Inc. that were granted to CPA(R):12 in connection with structuring the initial lease transactions. The value of the warrants was determined using Black-Scholes and Binomial Tree option pricing methods. Changes in the quoted price and value of the underlying common stocks may fluctuate and cause fluctuations in CPA(R):12's earnings.

Because of the long-term nature of CPA(R):12's net leases, inflation and changing prices have not unfavorably affected CPA(R):12's revenues and net income. CPA(R):12's net leases generally have rent increases based on formulas indexed to increases in the CPI, sales overrides or other periodic increases which are designed to increase lease revenues in the future.


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net income for the year ended December 31, 2000 increased by $5,139,000 as compared with the year ended December 31, 1999. Approximately $4,000,000 of the increase in income reflects amounts recognized in connection with a bankruptcy settlement from Ameriserve. Net of this settlement, which is included in income from equity investments, income would have increased $1,139,000, or approximately 6%. The increase was primarily due to increases in lease revenues (rental income and interest income from direct financing leases) and was partially offset by increases in depreciation and interest and property expenses.

The increase in lease revenues was due to the purchase of the properties leased to Galyan's in June 2000, the completion of several build-to-suit and expansion projects in 1999 including the $52,000,000 addition to the Applied Materials, Inc. property and scheduled rent increases with nine existing lessees in 2000. The increase in depreciation was also due to the purchase of the Galyan's property and the completion of expansion and build-to-suit projects during 1999. The increase in interest expense was primarily due to a $16,588,000 limited recourse mortgage loan obligation that CPA(R):12 assumed with the Galyan's property purchase and the placement of a $30,000,000 loan on the Applied Materials property in September 1999. The increase in property expenses was due to an increase in asset management and performance fees, and is directly related to the growth of CPA(R):12'S portfolio, and, to a lesser extent, the increase in the appraised value of the portfolio. CPA(R):12's Advisor elected to receive its performance fee in CPA(R):12 shares rather than cash in 1999 and 2000 so that a substantial part of the increase in property expenses does not result in a corresponding reduction in operating cash flow. Over the past two years, approximately $4,750,000 of performance fees have been satisfied through the issuance of stock.

CPA(R):12 and Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, structured two net leases with Ameriserve in 1999 for four distribution centers. As structured, CPA(R):12 and CPA(R):14 hold 40% and 60% ownership interests, respectively. CPA(R):12's interest is accounted for under the equity method. CPA(R):12 and CPA(R):14 were committed to invest up to $55,800,000 in the properties, with $32,000,000 of this commitment financed with limited recourse mortgage debt. In addition, Ameriserve provided the Company and CPA(R):14 with irrevocable letters of credit of $8,700,000 as a security deposit. During 2000, Ameriserve declared bankruptcy and subsequently entered into a settlement agreement with CPA(R):12 and CPA(R):14. The settlement agreement provided for a cash payment of $3,100,000 and allowed CPA(R):12 and CPA(R):14 to draw on the full amount of the letters of credit. CPA(R):12 and CPA(R):14 were obligated to assign a substantial portion of these funds to the mortgage lenders, who used such funds in the first quarter of 2001 to reduce the outstanding balance of the mortgage loans. CPA(R):12 and CPA(R):14 entered into net leases for three of the properties with the company that purchased Ameriserve's operations. The guarantor of the three new leases is McLane Company, Inc., a wholly-owned subsidiary of Wal-Mart Stores, Inc. CPA(R):12 was able to limit its risk by entering into the initial transaction by investing with an affiliate, using limited recourse mortgage financing and receiving a security deposit in the form of letters of credit. The fourth facility in Grand Rapids, Michigan was leased to The Fleming Companies, Inc. in 2001.

CPA(R):12 realized significant gains on sales of securities and real estate in 1999 and 2000. The gains on sale of securities represented equity holdings in lessees that were granted to CPA(R):12 in connection with negotiating and structuring their net leases.


Financial Condition

One of CPA(R):12's objectives is to use the cash flow from net leases (including its equity investments) to meet operating expenses, service its debt and fund an increasing rate of dividends to shareholders. Cash flows from operations and equity investments of $29,093,000 were not sufficient to pay quarterly dividends of $24,205,000, scheduled mortgage principal installments of $4,416,000 and distributions of $1,555,000 to minority interest partners, resulting in a shortfall of $1,083,000. The deficit was partially due to the sale of the BAE Systems property in May 2001 as it took several months to fully reinvest the funds in real estate. The Jen-Coat and Orbseal purchases were not completed until August and September 2001, respectively. Cash flow from operations was also affected by the timing of payments of accrued interest on deferred acquisition fees. The Advisor had voluntarily deferred collection of $1,142,000 in fees in prior years. Management expects cash flows from operations and equity investments to be sufficient to meet its cash flow objectives.

CPA(R):12's investing activities included using $5,421,000 of cash along with $30,492,000 of escrow funds from the sale of the BAE property for the acquisition of properties leased to Special Devices, Jen-Coat and Orbseal. CPA(R):12 received $13,145,000 from its share of mortgage proceeds obtained from its equity investments in the Del Monte and Special Devices properties. CPA(R):12 made a $1,214,000 payment to its Advisor, in 2001, for deferred acquisition fees. Deferred acquisition fees are paid each January over eight years, pursuant to the Advisory Agreement.

CPA(R):12's cash from financing activities included obtaining $23,511,000 of limited recourse mortgage financing on properties leased to Jen-Coat, Orbseal, Balanced Care Corporation and Career Education Corporation and $10,429,000 from the private placement issuance of common stock. In July 2001, the Company paid off the entire outstanding balance of $4,300,000 on a line of credit. In addition to using cash to pay dividends to shareholders, distributions to minority partners and principal amortization, CPA(R):12 paid a $15,003,000 capital distribution to its minority partner, CPA(R):14, to return amounts CPA(R):14 advanced during the construction period for its investment in the Applied Materials property. CPA(R):12 made a scheduled balloon payment of $3,316,000 on a mortgage loan on its property in Newark, Delaware, and $5,471,000 on a mortgage loan for the Del Monte Corporation properties which had matured. In January 2001, the Company issued 1,000,000 shares of common stock pursuant to a private placement offering to an institutional shareholder. The shareholder had previously purchased 1,000,000 shares in CPA(R):12's public offering.

CPA(R):12's financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CPA(R):12's other assets. This strategy has allowed CPA(R):12 to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CPA(R):12 may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. No balloon payments are scheduled in 2002 and one balloon payment of $5,173,000 is scheduled in 2003. CPA(R):12 may seek to finance its unencumbered properties and use the proceeds to make additional investments in real estate. To the extent that CPA(R):12 obtains such financing, it may increase CPA(R):12's overall leverage. CPA(R):12's equity investees also use a financing strategy of purchasing property with a combination of equity and limited recourse mortgage debt.

A credit facility of $20,000,000 expired in August 2001. In October 2001, CPA(R):12 entered into a new credit facility which provides for a $20,000,000 line of credit. Proceeds drawn from the line of credit may be used for general corporate purposes, and are not limited to real estate purchases. The credit agreement requires CPA(R):12 to meet certain financial covenants, including restrictions on indebtedness and meeting or exceeding certain operating and coverage ratios. The credit facility is a general obligation of CPA(R):12. No amounts are outstanding under the facility as of December 31, 2001. In January 2002, CPA(R):12 used $10,000,000 from its credit line in connection with the partial refinancing of the mortgage on the properties leased to Best Buy & Co., Inc. properties, completed in January 2002. The advance under the credit line was paid off in full from the Best Buy mortgage proceeds. Management believes that the credit line provides significant flexibility in meeting any potential liquidity needs of CPA(R):12. The primary financing strategy of CPA(R):12 continues to be using a combination of equity and long-term limited recourse mortgage financing to purchase properties. As of December 31, 2001, CPA(R):12 had more than $20,000,000 of cash available for additional real estate investments.

CPA(R):12 is also a participant in a cost-sharing agreement with its affiliates for its office space. The remaining minimum rents under the office lease are $6,100,000 through September 2006 and CPA(R):12's current participation commitment is to pay 16% of such costs. The participation commitment is adjusted quarterly based on a formula and is not expected to fluctuate significantly.

A summary of CPA(R):12's obligations under contractual arrangements is as follows:

(in thousands)               Total      2002     2003      2004     2005      2006     Thereafter
                            --------   ------   -------   ------   -------   -------   ----------
Limited recourse
 mortgage notes payable     $165,889   $5,286   $10,338   $5,571   $10,036   $11,102    $123,556
Deferred acquisition fees      7,219    1,376     1,275    1,287     1,159       961       1,161
Subordinated disposition
 fees                          1,376                                                       1,376
Share of minimum rents
 payable under office
 cost-sharing agreement          960      188       206      206       206       154          --
                            --------   ------   -------   ------   -------   -------    --------
                            $175,444   $6,850   $11,819   $7,064   $11,401   $12,217    $126,093
                            ========   ======   =======   ======   =======   =======    ========

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS 141 did not have a material effect on CPA(R):12's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets or liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 is not expected to have a material effect on CPA(R):12's financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 is not expected to have a material effect on CPA(R):12's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

In connection with the purchase of its properties, CPA(R):12 requires the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that CPA(R):12's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, CPA(R):12's leases generally require tenants to indemnify CPA(R):12 from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow CPA(R):12 to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow CPA(R):12 to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in the estimation of CPA(R), in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of any environmental matter will not have a material adverse effect on CPA(R):12's financial condition, liquidity or results of operations.

                        REPORT of INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Corporate Property Associates 12 Incorporated:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 12 Incorporated and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Carey Asset Management Corp. (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2002

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                         ------------------------------
                                                                             2000              2001
                                                                         ------------      ------------
ASSETS:

Real estate leased to others:
  Accounted for under the operating method:
    Land                                                                 $ 50,398,531      $ 50,710,371
    Buildings                                                             294,767,680       291,070,443
                                                                         ------------      ------------
                                                                          345,166,211       341,780,814
    Less, accumulated depreciation                                         22,333,095        27,327,123
                                                                         ------------      ------------
                                                                          322,833,116       314,453,691
Net investment in direct financing leases                                  41,312,523        41,380,912
Real estate under construction                                              6,936,371                --
                                                                         ------------      ------------
  Real estate leased to others                                            371,082,010       355,834,603
Equity investments                                                         45,152,342        54,785,770
Cash and cash equivalents                                                  17,673,321        27,147,331
Other assets, net of allowance for uncollected rents of
 $691,396 and $616,396 in 2000 and 2001 and
 accumulated amortization of $1,222,351 and $563,204
 in 2000 and 2001                                                           7,300,919         9,473,400
                                                                         ------------      ------------
     Total assets                                                        $441,208,592      $447,241,104
                                                                         ============      ============

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                  $155,580,871      $165,889,240
Notes payable                                                               4,300,000                --
Accrued interest                                                              946,894           966,879
Accounts payable and accrued expenses                                         593,061         1,272,293
Accounts payable to affiliates                                              3,896,297         2,907,240
Deferred acquisition fees payable to affiliate                              7,490,377         7,218,587
Dividends payable                                                           5,871,772         6,148,332
Prepaid rental income and security deposits                                 4,363,784         4,007,424
                                                                         ------------      ------------
     Total liabilities                                                    183,043,056       188,409,995
                                                                         ------------      ------------
Minority interest                                                          23,072,575         7,907,437
                                                                         ------------      ------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000
 shares; issued and outstanding, 29,169,315 and
 30,482,330 shares at December 31, 2000 and 2001                               29,169            30,482
Additional paid-in capital                                                261,821,096       274,728,437
Dividends in excess of accumulated earnings                               (21,791,937)      (18,325,307)
                                                                         ------------      ------------
                                                                          240,058,328       256,433,612
Less, treasury stock at cost, 537,427 and 592,930 shares at
 December 31, 2000 and 2001                                                (4,965,367)       (5,509,940)
                                                                         ------------      ------------
     Total shareholders' equity                                           235,092,961       250,923,672
                                                                         ------------      ------------
     Total liabilities and shareholders' equity                          $441,208,592      $447,241,104
                                                                         ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                        CONSOLIDATED STATEMENTS of INCOME

                                                                 For the year ended December 31,
                                                           -------------------------------------------
                                                              1999            2000             2001
                                                           -----------     -----------     -----------
Revenues:
  Rental income                                            $33,774,608     $39,188,496     $40,048,640
  Interest income from direct financing leases               4,755,787       5,110,187       5,197,590
  Interest and other income                                    746,045         627,854         804,542
                                                           -----------     -----------     -----------
                                                            39,276,440      44,926,537      46,050,772
                                                           -----------     -----------     -----------
Expenses:
  Interest expense                                          10,491,059      12,307,768      13,314,629
  Depreciation                                               6,481,995       7,373,672       7,432,476
  General and administrative                                 2,926,870       2,925,151       4,255,364
  Property expense                                           4,897,155       6,522,132       6,726,705
                                                           -----------     -----------     -----------
                                                            24,797,079      29,128,723      31,729,174
                                                           -----------     -----------     -----------
    Income before minority interest, income from equity
     investments, and gains (losses)                        14,479,361      15,797,814      14,321,598

Minority interest in income                                 (1,043,103)     (1,205,530)     (1,393,297)
                                                           -----------     -----------     -----------
    Income before income from equity investments,
     and gains (losses)                                     13,436,258      14,592,284      12,928,301
Income from equity investments                               4,126,251       7,977,028       5,032,221
                                                           -----------     -----------     -----------
    Income before gains (losses)                            17,562,509      22,569,312      17,960,522
Gain on sale of securities                                   2,504,878       1,239,161              --
(Loss) gain on sale of real estate                            (196,323)      1,201,121       8,863,709
Unrealized gain on warrants                                         --              --       1,123,500
                                                           -----------     -----------     -----------
    Net income                                             $19,871,064     $25,009,594     $27,947,731
                                                           ===========     ===========     ===========
Basic earnings per share                                   $       .69     $       .87     $       .94
                                                           -----------     -----------     -----------
Weighted average shares outstanding-basic                   28,615,971      28,685,975      29,763,716
                                                           ===========     ===========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY
              For the years ended December 31, 1999, 2000 and 2001

                                                                                 Dividends in Excess
                                      Common     Additional      Comprehensive     of Accumulated
                                       Stock   Paid-in Capital      Income            Earnings
                                      -------  ---------------   -------------   -------------------
Balance at December 31, 1998          $28,717    $257,668,301                       $(19,903,364)
191,372 shares issued                     192       1,913,528
Dividends declared                                                                   (23,314,683)
Comprehensive income:
Net income                                                        $19,871,064         19,871,064
Other comprehensive income:
  Change in unrealized
   appreciation resulting from
   sale of securities                                              (2,177,400)
  Unrealized appreciation of
   marketable securities for 1999                                      53,098
                                                                  -----------
                                                                   (2,124,302)
                                                                  -----------
                                                                  $17,746,762
                                                                  ===========

Repurchase of 155,750 shares
                                      -------    ------------                       ------------
Balance at December 31, 1999           28,909     259,581,829                        (23,346,983)
260,216 shares issued                     260       2,654,281
Cost of raising capital                              (415,014)
Dividends declared                                                                   (23,454,548)
Comprehensive income:
Net income                                                        $25,009,594         25,009,594
Other comprehensive income:
  Change in unrealized
   appreciation resulting from
   sale of securities                                                (483,269)
                                                                  -----------
                                                                  $24,526,325
                                                                  ===========

Repurchase of 252,376 shares
                                      -------    ------------                       ------------
Balance at December 31, 2000           29,169     261,821,096                        (21,791,937)
1,313,015 shares issued                 1,313      13,183,371
Cost of raising capital                              (276,030)
Dividends declared                                                                   (24,481,101)
Comprehensive income:
Net income                                                        $27,947,731         27,947,731
                                                                  ===========
Repurchase of 55,503 shares
                                      -------    ------------                       ------------
Balance at December 31, 2001          $30,482    $274,728,437                       $(18,325,307)
                                      =======    ============                       ============
                                        Accumulated
                                      Other Comprehen-
                                        sive Income      Treasury Stock        Total
                                      ----------------   --------------    ------------
Balance at December 31, 1998            $ 2,607,571       $(1,114,333)     $239,286,892
191,372 shares issued                                                         1,913,720
Dividends declared                                                          (23,314,683)
Comprehensive income:
Net income                                                                   19,871,064
Other comprehensive income:
  Change in unrealized
   appreciation resulting from
   sale of securities
  Unrealized appreciation of
   marketable securities for 1999

                                         (2,124,302)                         (2,124,302)




Repurchase of 155,750 shares                               (1,382,612)       (1,382,612)
                                        -----------       -----------      ------------
Balance at December 31, 1999                483,269        (2,496,945)      234,250,079
260,216 shares issued                                                         2,654,541
Cost of raising capital                                                        (415,014)
Dividends declared                                                          (23,454,548)
Comprehensive income:
Net income                                                                   25,009,594
Other comprehensive income:
  Change in unrealized
   appreciation resulting from
   sale of securities                      (483,269)                           (483,269)




Repurchase of 252,376 shares                               (2,468,422)       (2,468,422)
                                        -----------       -----------      ------------
Balance at December 31, 2000                     --        (4,965,367)      235,092,961
1,313,015 shares issued                                                      13,184,684
Cost of raising capital                                                        (276,030)
Dividends declared                                                          (24,481,101)
Comprehensive income:
Net income                                                                   27,947,731

Repurchase of 55,503 shares                                  (544,573)         (544,573)
                                        -----------       -----------      ------------
Balance at December 31, 2001                     --       $(5,509,940)     $250,923,672
                                        ===========       ===========      ============

               The accompanying notes are an integral part of the
                       consolidated financial statement.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                                 For the year ended December 31,
                                                                        --------------------------------------------------
                                                                            1999               2000               2001
                                                                        ------------       ------------       ------------
Cash flows from operating activities:
  Net income                                                            $ 19,871,064       $ 25,009,594       $ 27,947,731
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization of financing costs                       6,997,430          7,947,037          7,641,475
    Straight-line rent adjustments                                        (1,119,519)        (1,272,377)        (1,131,902)
    Minority interest in income                                            1,043,103          1,205,530          1,393,297
    Income from equity investments in excess of distributions
     received                                                               (805,479)        (3,563,131)          (814,795)
    Issuance of stock in satisfaction of performance fees                  1,913,720          2,654,541          2,755,791
    Gain on sales, net                                                    (2,308,555)        (2,440,282)        (8,863,709)
    Unrealized gain on warrants                                                   --                 --         (1,123,500)
    Change in operating assets and liabilities, net (a)                    1,667,742            411,711         (1,233,694)
                                                                        ------------       ------------       ------------
        Net cash provided by operating activities                         27,259,506         29,952,623         26,570,694
                                                                        ------------       ------------       ------------

Cash flows from investing activities:
  Capital distributions from equity investments                                   --          4,195,380         13,145,242
  Equity distributions received in excess of equity income                   772,927            829,784          2,522,721
  Proceeds from sales of real estate and securities                        1,767,389         15,751,800                 --
  Payment of deferred acquisition fees                                    (1,529,131)        (1,044,191)        (1,214,073)
  Purchases of real estate and equity investments
   and other capitalized costs                                           (55,188,520)       (18,634,311)        (5,420,821)
                                                                        ------------       ------------       ------------
        Net cash (used in) provided by investing activities              (54,177,335)         1,098,462          9,033,069
                                                                        ------------       ------------       ------------

Cash flows from financing activities:
  Dividends paid                                                         (23,267,781)       (23,435,295)       (24,204,541)
  Payments of mortgage principal                                          (3,400,218)        (3,997,993)        (4,415,958)
  Prepayment of mortgages payable                                                 --         (7,370,926)        (8,786,509)
  Payment of note payable                                                         --                 --         (4,300,000)
  Advances on line of credit                                                      --          4,300,000                 --
  Proceeds from issuance of mortgages                                     32,500,000         12,000,000         23,510,836
  Payment of financing costs and mortgage deposit                           (859,052)          (307,331)          (983,436)
  Costs of raising capital                                                        --           (415,014)          (276,030)
  Proceeds from issuance of shares                                                --                 --         10,428,893
  Capital (distributions to) contributions from minority partner          (4,179,218)           483,822        (15,003,000)
  Distributions to minority partners                                      (1,436,346)        (1,014,054)        (1,555,435)
  Purchase of treasury stock                                              (1,382,612)        (2,468,422)          (544,573)
                                                                        ------------       ------------       ------------
        Net cash used in financing activities                             (2,025,227)       (22,225,213)       (26,129,753)
                                                                        ------------       ------------       ------------
        Net (decrease) increase in cash and cash equivalents             (28,943,056)         8,825,872          9,474,010

Cash and cash equivalents, beginning of year                              37,790,505          8,847,449         17,673,321
                                                                        ------------       ------------       ------------
  Cash and cash equivalents, end of year                                $  8,847,449       $ 17,673,321       $ 27,147,331
                                                                        ============       ============       ============

Noncash operating, investing and financing activities:

     In connection with the acquisition of properties in 2000, the Company assumed mortgage payable obligations of $16,588,659.

     During 2001, proceeds from the sale of a property of $30,492,012 were placed in an escrow account and were subsequently released in connection with the purchase of additional real estate. (See Note 10)

     Included in the cost basis of real estate investments acquired in 1999, 2000 and 2001 are deferred acquisition fees payable of $564,591, $622,816 and $942,283, respectively.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

          Basis of Consolidation:

               The consolidated financial statements include the accounts of Corporate Property Associates 12 Incorporated, its wholly-owned subsidiaries and a controlling interest in a majority-owned limited liability company (collectively, the "Company"). All material inter-entity transactions have been eliminated.


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


          Real Estate Leased to Others:

               Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations which increase the useful life of the properties are capitalized.

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

               Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides. Rents from sales overrides (percentage of sales rents) are recognized as reported by lessees, that is, after the level of sales requiring a rental payment to the Company is reached.

               For properties under construction, operating expenses including interest charges are capitalized and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

          Depreciation:

               Depreciation is computed using the straight-line method over the estimated useful lives of properties - generally 40 years.


          Equity Investments:

               The Company's interests in entities in which its ownership interests are to 50% or less, and has the ability to exercise significant influence, and jointly controlled tenancies-in-common, are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.


          Cash and Cash Equivalents:

               The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. At December 31, 2000 and 2001, the Company's cash and cash equivalents were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.


          Other Assets:

               Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages and included in interest expense in the accompanying consolidated financial statements. Deferred rental income is the aggregate difference for operating leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis.


          Derivative Instruments:

               Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities" became effective in 2001 and established accounting and reporting standards for derivative instruments. Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS No. 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. As of December 31, 2001, the Company recognized an unrealized gain of $1,123,500 on warrants issued to the Company by Rheometric Scientific, Inc., Vermont Teddy Bear Co., Inc. and Sentry Technology Corporation. The Company also holds certain stock warrants which are not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.


          Offering Costs:

               Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.


          Treasury Stock:

               Treasury stock is recorded at cost.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

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


          Federal Income Taxes:

               The Company is qualified as a real estate investment trust ("REIT") as of December 31, 2001 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions.


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

     In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received acquisition fees of $305,783, $173,004 and $223,967 in 1999, 2000 and 2001, respectively.


3.   Transactions with Related Parties:

     The Company's asset management and performance fees are each 1/2 of 1% of Average Invested Assets, as defined in the Advisory Agreement between the Company and the Advisor. Asset management fees were $2,084,495, $2,723,011 and $2,782,154 in 1999, 2000 and 2001, respectively, with performance fees in like amount. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. General and administrative expense reimbursements were $794,930, $1,097,817 and $1,289,852 in 1999, 2000 and 2001, respectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

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

     In connection with performing services related to the Company's real estate purchases in 1999, 2000 and 2001, affiliates of the Company received structuring and development fees of $764,458, $432,511 and $559,919, respectively. The affiliate is also entitled to receive deferred acquisition fees over a period of no less than eight years, subject to the 2%/25% Guidelines limitation.

     The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The Advisor's interest in such disposition fees amounts to $1,375,681 as of December 31, 2001. Payment of such amount, however, cannot be made until the subordination provisions are met. Management has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in accounts payable to affiliates in the accompanying consolidated financial statements.

     The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 1999, 2000 and 2001 were $208,046, $234,774 and $232,481, respectively. The
     Company's current share of future minimum lease payments is $960,000 through 2006.

     The Company and its affiliates are investors in certain real estate ventures in which the ownership of real property is held directly by each investor and not through incorporated or unincorporated jointly held affiliates. Title to these properties is held by each investor as tenants in common. These ownership interests satisfy the criteria for accounting for undivided interests in real property including: Investors in the venture hold an undivided interest in each asset, investors are severally liable for any liability, there is no joint control, investors are only entitled to their share of income and are liable for their proportionate share of income and are liable for their share of expenses and each investor may sell its interest without the consent of the other investors. For these investments, the Company reports its proportionate share of the assets, liabilities, revenues and expenses in its financial statements. The Company's interest in these properties is 45%. These joint ventures are not subject to joint control. Properties held as tenants in common and subject to joint control are accounted for under the equity method of accounting.


4.   Real Estate Leased to Others Accounted for Under the Operating Method:

     Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases amount to approximately $36,943,000 in 2002; $37,201,000 in 2003; $37,372,000 in 2004, $37,046,000 in 2005, $37,166,000 in 2006 and
     aggregate approximately $527,030,000 through 2021.

     Contingent rents (including percentage rents and CPI-based increases) were approximately $189,000, $746,000 and $1,938,000 in 1999, 2000 and 2001,
     respectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

5.   Net Investment in Direct Financing Leases:

     Net investment in direct financing leases is summarized as follows:

                                                December 31,
                                      -------------------------------
                                          2000               2001
                                      ------------       ------------
Minimum lease payments
 receivable                           $ 80,997,376       $ 76,139,960
Unguaranteed residual value             40,597,352         40,599,760
                                      ------------       ------------
                                       121,594,728        116,739,720
Less: unearned income                   80,282,205         75,358,808
                                      ------------       ------------
                                      $ 41,312,523       $ 41,380,912
                                      ============       ============

     Scheduled future minimum rents, exclusive of renewals, under non-cancelable direct financing leases are approximately $4,857,000 in 2002 and 2003, $4,897,000 in 2004, $4,903,000 in 2005 and 2006 and aggregate approximately
     $76,140,000 through 2024.

     Contingent rents (including CPI-based increases) were approximately $77,000, $194,000 and $274,000 in 1999, 2000 and 2001, respectively.


6.   Mortgage Notes Payable and Line of Credit:

     Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of approximately $288,024,000. As of December 31, 2001, mortgage notes payable had fixed interest rates ranging from 6.5% to 9.0% per annum and one loan had a variable interest rate of 5.64%.

     Scheduled principal payments during each of the five years following December 31, 2001 are as follows:

Year Ending December 31,       Total Debt       Fixed Rate Debt     Variable Rate Debt
------------------------      ------------      ---------------     ------------------
2002                          $  5,286,364       $  5,130,720           $  155,644
2003                            10,338,492          5,126,119            5,212,373
2004                             5,570,868          5,570,868                   --
2005                            10,035,799         10,035,799                   --
2006                            11,102,179         11,102,179                   --
Thereafter                     123,555,538        123,555,538                   --
                              ------------       ------------           ----------
  Total                       $165,889,240       $160,521,223           $5,368,017
                              ============       ============           ==========

     On October 19, 2001, the Company entered into a credit agreement with PNC Bank, National Association ("PNC") which provides for a $20,000,000 revolving line of credit to the Company. As of December 31, 2001, no amounts were outstanding under the credit agreement. The credit agreement has a two-year term through October 19, 2003. The proceeds of the credit facility may be used by the Company for general corporate purposes.

     Advances under the credit facility will bear interest, at the option of the Company, at an annual rate of either (i) the London InterBank Offered Rate plus 1.8% or (ii) the greater of PNC's prime rate or the Federal Fund Effective Rate plus .50%. In addition, the Company will pay a fee of 0.25% per annum on the unused portion of the credit line. The credit agreement has financial covenants that require the Company to (i) maintain a minimum stockholders' equity of $200,000,000 plus 85% of the cash proceeds received by the Company from issuance of any new equity interest, (ii) maintain certain restrictions on indebtedness and (iii) meet or exceed certain operating and coverage ratios. Such operating and coverage ratios include but are not limited to ratios of (a) earnings before interest, taxes, depreciation and amortization to debt service payments and (b) debt to market value.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

     Interest paid, excluding capitalized interest, was $10,460,588, $11,210,107 and $13,085,646 in 1999, 2000 and 2001, respectively.

     In connection with the placement of mortgages, fees of $705,783, $573,004 and $284,592 were paid to an affiliate of the Company in 1999, 2000 and 2001, respectively.


7.   Dividends:

     Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2001, dividends paid per share reported for tax purposes were as follows:

                                1999          2000          2001
                                ----          ----          ----
Ordinary income                 $.56          $.76          $.44
Capital gains                    .09           .04            --
Return of capital                .16           .02           .38
                                ----          ----          ----
                                $.81          $.82          $.82
                                ====          ====          ====

     A dividend of $.2055 per share for the quarter ended December 31, 2001 $6,148,332 was declared in December 2001 and paid in January 2002.


8.   Lease Revenues:

     The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of 1999, 2000 and 2001 lease revenues are as follows:

                                                          1999            2000            2001
                                                       -----------     -----------     -----------
Per Statements of Income:
  Rental income from operating leases                  $33,774,608     $39,188,496     $40,048,640
  Interest income from direct financing leases           4,755,787       5,110,187       5,197,590
Adjustments:
  Share of leasing revenues applicable to
   minority interest                                    (1,675,736)     (2,897,873)     (3,071,528)
  Share of leasing revenues from equity investments      9,914,975      11,465,450      13,206,572
                                                       -----------     -----------     -----------
                                                       $46,769,634     $52,866,260     $55,381,274
                                                       ===========     ===========     ===========

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

     In 1999, 2000 and 2001, the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                                 1999        %         2000        %        2001         %
                                             -----------    ---    -----------    ---    -----------    ---
Applied Materials, Inc. (a)                  $ 4,664,118     10%   $ 5,910,678     11%   $ 6,238,516     11%
Advanced Micro Devices, Inc. (b)               3,048,500      7      3,048,500      6      3,048,500      6
Galyan's Trading Company, Inc.                        --     --      1,379,633      3      2,733,154      5
Perry Graphic Communications, Inc.
 and Judd's Incorporated                       2,191,567      5      2,191,567      4      2,191,567      4
Scott Companies, Inc.                          1,940,850      4      2,052,162      4      2,062,281      4
Spectrian Corporation                          1,947,630      4      2,000,433      4      2,015,521      4
Westell Technologies, Inc.                     1,916,387      4      1,916,387      4      1,916,386      3
Best Buy Co., Inc. (b)                         1,779,485      4      1,770,596      3      1,760,787      3
Career Education Corporation                   1,736,808      4      1,742,437      3      1,736,808      3
Telos Corporation                              1,519,193      3      1,543,258      3      1,543,258      3
Sicor, Inc. (b)                                1,377,223      3      1,472,736      3      1,472,736      3
Q Clubs, Inc.                                  1,416,300      3      1,421,582      3      1,470,319      3
The Upper Deck Company (b)                     1,319,875      3      1,319,875      2      1,419,134      3
PPD Development, Inc.                          1,391,715      3      1,391,715      3      1,401,088      2
McLane Company, Inc. (b)                         378,849     --      1,411,702      3      1,383,372      2
The Bon-Ton Stores, Inc.                       1,270,750      3      1,322,331      2      1,348,120      2
Compucom Systems, Inc. (b)                       982,213      2      1,304,667      2      1,304,667      2
Del Monte Corporation (b) (c)                  1,286,250      3      1,286,250      2      1,286,250      2
Silgan Containers Corporation                  1,275,000      3      1,275,000      2      1,275,000      2
Childtime Childcare, Inc.                      1,039,347      2      1,184,234      2      1,190,074      2
Textron, Inc. (b)                              1,028,831      2      1,137,375      2      1,137,375      2
Special Devices, Inc. (b)                             --     --             --     --      1,118,967      2
Big V Holding Corporation                        891,449      2      1,068,008      2      1,075,406      2
Garden Ridge Corporation                         995,764      2        995,764      2        995,764      2
Pacific Logistics, L.P.                          930,750      2        930,750      2        930,750      2
The Garden Companies, Inc.                       816,400      2        868,346      2        920,292      2
Rheometric Scientific, Inc.                      831,020      2        851,345      2        879,404      2
Nutramax Products, Inc.                          831,493      2        845,582      2        835,256      2
BAE Systems, Inc.                              1,262,030      3      2,463,577      5        794,311      1
QMS, Inc.                                      1,689,375      4        879,389      2             --     --
Other                                          5,010,462      9      5,880,381     10      7,896,211     14
                                             -----------    ---    -----------    ---    -----------    ---
                                             $46,769,634    100%   $52,866,260    100%   $55,381,274    100%
                                             ===========    ===    ===========    ===    ===========    ===

(a) Net of amounts applicable to minority interests owned by Corporate Property Associates 14 Incorporated ("CPA(R): 14")
(b) Represents the Company's proportionate share of lease revenues from its equity investment.
(c) As of October 1, 2001, interests in these properties were transferred to a limited liability company and are accounted for under the equity method.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

9.   Equity Investments:

     The Company owns equity interests with affiliates in various partnerships and limited liability companies ("LLC") and tenancies in common subject to joint control, all of which net lease properties to corporate lessees. The affiliates have investment objectives that are similar to those of the Company. These ownership interests consist of a 37% interest in a general partnership which net leases 12 retail properties to Best Buy Co., Inc., a 50% interest in a general partnership that net leases properties to Sicor, Inc., a 50% interest in an LLC that net leases properties to The Upper Deck Company, a 33 1/3% interest in an LLC that net leases a building to Advanced Micro Devices, Inc., a 33 1/3 % interest in an LLC that net leases a building to Compucom Systems, Inc., a 50% interest in an LLC that net leases a building to Textron, Inc., 40% interests in two LLCs that own four properties, including three leased to McLane Company, Inc. and one to The Fleming Companies, Inc., a 50% interest in an LLC and tenancy in common that net lease three and one properties to Del Monte Corporation, respectively, and a 50% interest in a tenancy in common that net leases two properties to Special Devices, Inc.

     Summarized combined financial information of the Company's equity investees is as follows:

(In thousands)                                       December 31,
                                                -----------------------
                                                  2000           2001
                                                --------       --------
Assets (primarily real estate)                  $295,968       $353,674
Liabilities (primarily limited recourse
 mortgage notes payable)                         186,942        225,827
Capital                                          109,026        127,847

                                                   Year Ended December 31,
                                                 ---------------------------
                                                  1999      2000      2001
                                                 -------   -------   -------
Revenues (primarily rental revenues)             $25,338   $39,412   $33,031
Expenses (primarily interest on mortgages and
 depreciation)                                    15,010    19,317    20,627
                                                 -------   -------   -------
Net income                                       $10,328   $20,095   $12,404
                                                 =======   =======   =======



10.  Gains (Losses) on Sale of Real Estate and Securities:

     1999

     In July 1999, the Company sold excess land at the property leased to Rheometric Scientific, Inc. ("Rheometric"). Pursuant to an agreement between the Company and Rheometric, a portion of the sales proceeds from the sale of the land would be due to Rheometric. Rheometric agreed that its share of any proceeds be held in an interest-bearing escrow account, and be released to Rheometric only upon Rheometric's satisfaction of certain financial covenants under the lease. The Company recognized a loss on sale of $196,323, and currently holds $256,315 in an interest-bearing escrow account on behalf of Rheometric.

     In February 1995, the Company was granted warrants for 159,314 shares of Etec Systems, Inc. ("Etec") common stock, exercisable at $0.45 share in connection with structuring its net lease with ETEC. The Company agreed, subsequently, to cancel its rights to 90,546 warrants for $2,634,000 and used such funds to prepay a portion of the then outstanding mortgage loan on the Etec property. In September 1997, the Company exercised a cashless conversion of its remaining 68,768 Etec warrants for which it received 68,261 Etec shares. In December 1999, the Company sold 57,000 shares of its Etec stock at a gain of $2,356,001.

     The Company recognized a gain of $148,877 in connection with the redemption of warrants that had been granted by Q Clubs, Inc. in connection with structuring net leases with the Company.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

     2000

     In January 2000, the Company sold its remaining 11,261 Etec shares at a gain of $778,946.

     In February 1997, the Company purchased land and building in Mobile, Alabama and entered into a net lease agreement with QMS, Inc. ("QMS"). In June 2000, the Company sold the QMS property for $14,479,000 and recognized a gain on sale of $1,201,121. In November 2000, the Company converted QMS warrants for QMS common stock it received in connection with structuring the QMS lease for 100,000 shares of QMS and sold the shares at a gain of $269,215.

     In connection with structuring its net lease with Texas Freezer Company, Inc. ("Texas Freezer") in September 1997, the Company was granted warrants to purchase 30,390 shares of Texas Freezer. In June 2000, Texas Freezer sold substantially all of its assets to Pacific Logistics, L.P. and P&O Cold Logistics, LLC. In connection with the sale, Texas Freezer was required to satisfy the rights of warrant holders. Accordingly, the Company recognized a gain of $191,000 in connection with receiving a payment in satisfaction of its rights.


     2001

     On May 1, 2001, the Company sold its property in San Diego, California leased to BAE Systems, Inc. ("BAE") for $30,497,865, net of transaction costs. The funds were held by an intermediary in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, allowed the Company to acquire like-kind real properties within a stated period in order to defer a taxable gain of approximately $9,800,000. The noncash exchange was completed and the escrow funds were used in connection with the acquisition in 2001 of properties net leased to Special Devices, Inc., Jen-Coat, Inc. and Orbseal, LLC. The taxable gain will not be recognized until the newly-acquired properties are sold. For financial reporting purposes, a gain of $8,863,709 was recognized upon disposition of the BAE property.


11.  Disclosures About Fair Value of Financial Instruments:

     The Company estimates that the fair value of mortgage notes payable was approximately $159,174,000 and $166,984,000 at December 31, 2000 and 2001,
     respectively. The fair value of the mortgage notes payable was evaluated using a discounted cash flow model with a rate that takes into account the credit of the tenant and interest rate risk.


12.  Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

     SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS 141 did not have a material effect on the Company's financial statements.

     SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 should not have a material effect on the Company's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

     In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

MARKET FOR THE PARTNERSHIP'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     There is no established public trading market for the Shares of the Company.

     As of December 31, 2001 there were 13,834 holders of record of the Shares of the Company.

     In accordance with the Prospectus of the Company, dividends will be paid quarterly regardless of the frequency with which such dividends are declared. The Company is required to distribute annually 90% of its Distributable REIT Taxable Income to maintain its status as a REIT. The following shows the frequency and amount of dividends paid for the past three years.


                                  Cash Dividends Paid Per Share
                               ------------------------------------
                                1999           2000           2001
                               ------         ------         ------
First quarter                  $.2031         $.2039         $.2047
Second quarter                  .2033          .2041          .2049
Third quarter                   .2035          .2043          .2051
Fourth quarter                  .2037          .2045          .2053
                               ------         ------         ------
                               $.8136         $.8168         $.8200
                               ======         ======         ======



REPORT ON FORM 10-K
--------------------------------------------------------------------------------

     The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.