Form 10-Q
period 2002-03-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2002-05-14
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2002

                                       of

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


CPA(R):12 has no active market for common stock at May 10, 2002.
CPA(R):12 has 30,018,964 shares of common stock, $.001 par value outstanding at May 10, 2002.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                                      INDEX


                                                                                   Page No.
                                                                                   --------
 PART I

Item 1. - Financial Information*
         Condensed Consolidated Balance Sheets, as of December 31, 2001
         and March 31, 2002                                                             2

         Condensed Consolidated Statements of Income for the three months ended
         March 31, 2001 and 2002                                                        3

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and 2002                                                  4


         Notes to Condensed Consolidated Financial Statements                         5-8



Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                        9-12


PART II - Other Information


Item 3. - Quantitative and Qualitative Disclosure About Market Risk                    13


Item 4. - Submission of Matters to a Vote of Security Holders                          13


Item 6. - Exhibits and Reports on Form 8-K                                             13


 Signatures                                                                            14




* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         December 31, 2001    March 31, 2002
                                                              (Note)           (Unaudited)
                                                              ------           -----------
      ASSETS:

Land and buildings, net of accumulated
   depreciation of $27,327,123 at December 31,
   2001 and $29,179,008 at March 31, 2002                  $ 314,453,691      $ 312,601,807
Net investment in direct financing leases                     41,380,912         41,320,963
Equity investments                                            54,785,770         54,013,451
Cash and cash equivalents                                     27,147,331         24,532,330
Other assets                                                   9,473,400         10,588,888
                                                           -------------      -------------
         Total assets                                      $ 447,241,104      $ 443,057,439
                                                           =============      =============

       LIABILITIES, MINORITY INTEREST AND
        SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                    $ 165,889,240      $ 164,682,265
Accrued interest                                                 966,879            992,528
Accounts payable and accrued expenses                          1,272,293          1,201,635
Accounts payable to affiliates                                 2,907,240          2,524,351
Deferred acquisition fees payable to affiliate                 7,218,587          5,842,876
Dividends payable                                              6,148,332          6,171,170
Prepaid rental income and security deposits                    4,007,424          4,003,248
                                                           -------------      -------------
         Total liabilities                                   188,409,995        185,418,073
                                                           -------------      -------------

Minority interest                                              7,907,437          7,908,974
                                                           -------------      -------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized,
   40,000,000 shares; issued and outstanding
   30,482,330 shares at December 31, 2001 and
   30,572,092 shares at March 31, 2002                            30,482             30,572
Additional paid-in capital                                   274,728,437        275,650,503
Dividends in excess of accumulated earnings                  (18,325,307)       (20,299,624)
                                                           -------------      -------------
                                                             256,433,612        255,381,451
Less, treasury stock at cost, 592,930 shares at
   December 31, 2001 and 607,130 shares at
   March 31, 2002                                             (5,509,940)        (5,651,059)
                                                           -------------      -------------
         Total shareholders' equity                          250,923,672        249,730,392
                                                           -------------      -------------
         Total liabilities and shareholders'
         equity                                            $ 447,241,104      $ 443,057,439
                                                           =============      =============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     Three Months Ended March 31,
                                                      2001                  2002
                                                      ----                  ----
Revenues:
 Rental income                                    $ 10,206,333          $ 10,044,745
 Interest income from direct financing
   leases                                            1,296,191             1,316,123
 Interest and other income                             337,222               109,179
                                                  ------------          ------------
                                                    11,839,746            11,470,047
                                                  ------------          ------------

Expenses:
 Interest                                            3,410,154             3,363,944
 Depreciation                                        1,905,977             1,851,885
 General and administrative                            881,269               893,131
 Property expenses                                   1,233,230             1,573,471
                                                  ------------          ------------
                                                     7,430,630             7,682,431
                                                  ------------          ------------

   Income before minority interest and
     income from equity investment,
     unrealized loss and extraordinary
     charge                                          4,409,116             3,787,616

Minority interest in income                           (321,378)             (363,878)
Income from equity investments before
   extraordinary charge                              1,019,124             1,626,120
                                                  ------------          ------------

   Income before unrealized loss and
     extraordinary charge                            5,106,862             5,049,858

Unrealized loss on warrants                                 --               (81,043)
                                                  ------------          ------------

   Income before extraordinary charge                5,106,862             4,968,815

Extraordinary charge on early
   extinguishment of debt by equity
   investee                                                 --              (771,962)
                                                  ------------          ------------

   Net income                                     $  5,106,862          $  4,196,853
                                                  ============          ============

Basic and diluted income per common share
 before extraordinary charge                      $        .17          $        .17
Extraordinary charge                                        --                  (.03)
                                                  ------------          ------------
Basic and diluted income per common share         $        .17          $        .14
                                                  ============          ============

Weighted average shares outstanding -
 basic and diluted                                  29,646,080            29,917,032
                                                  ============          ============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Three Months Ended March 31,
                                                             2001                  2002
                                                             ----                  ----
Cash flows from operating activities:
  Net income                                             $  5,106,862          $  4,196,853
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization of financing
     costs                                                  1,964,030             1,921,449
   Straight-line rent adjustments                            (248,977)             (169,908)
   Income from equity investments before
      extraordinary charge in excess of
      distributions received                                 (300,182)             (385,664)
   Extraordinary charge on extinguishment of
      debt by equity investee                                      --               771,962
   Fees paid by issuance of stock                             687,537               713,903
   Minority interest in income                                321,378               363,878
   Unrealized loss on warrants                                     --                81,043
   Change in operating assets and liabilities,
      net                                                  (2,954,320)           (1,468,312)
                                                         ------------          ------------
      Net cash provided by operating activities             4,576,328             6,025,204
                                                         ------------          ------------

Cash flows from investing activities:
  Distributions from equity investments in
   excess of equity income                                    601,156               386,021
  Purchases of real estate and equity
   investments and additional
   capitalized costs                                          (10,230)                   --
  Payment of deferred acquisition fees                     (1,180,073)           (1,375,711)
                                                         ------------          ------------
      Net cash used in investing activities                  (589,147)             (989,690)
                                                         ------------          ------------

Cash flows from financing activities:
  Payments on mortgage principal                           (1,093,851)           (1,206,975)
  Amounts advanced on credit facility                              --            10,000,000
  Repayments of advances on credit facility                        --           (10,000,000)
  Distributions to minority interest partner                 (229,681)             (362,341)
  Capital distributions to minority interest
   partner                                                (15,003,000)                   --
  Payment of financing costs and mortgage
   deposits                                                  (171,727)                   --
  Proceeds from issuance of shares, net of costs            9,765,914               208,252
  Dividends paid                                           (5,880,340)           (6,148,332)
  Purchase of treasury stock                                 (301,310)             (141,119)
                                                         ------------          ------------
      Net cash used in financing activities               (12,913,995)           (7,650,515)
                                                         ------------          ------------

      Net decrease in cash and cash equivalents            (8,926,814)           (2,615,001)

Cash and cash equivalents, beginning of period             17,673,321            27,147,331
                                                         ------------          ------------

    Cash and cash equivalents, end of period             $  8,746,507          $ 24,532,330
                                                         ============          ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2.  Transactions with Related Parties:

The Company incurred asset management fees payable to the Advisor, W. P. Carey & Co. LLC, of $687,420 and $711,250 for the three months ended March 31, 2001 and 2002, respectively, with performance fees in like amount. General and administrative expense reimbursements were $283,987 and $311,563 for the three months ended March 31, 2001 and 2002, respectively.


Note 3.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the three-month periods ended March 31, 2001 and 2002 are as follows:

                                                2001              2002
                                                ----              ----
Per Statements of Income:
   Rental income from operating leases      $10,206,333        $10,044,745
   Interest from direct financing
    leases                                    1,296,191          1,316,123

Adjustment:
   Share of leasing revenue
    applicable to minority interest            (745,601)          (775,026)
   Share of leasing revenue from
    equity investments                        2,831,582          3,919,519
                                            -----------        -----------
                                            $13,588,505        $14,505,361
                                            ===========        ===========

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

For the three-month periods ended March 31, 2001 and 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                            2001        %         2002        %
                                            ----        -         ----        -
Applied Materials, Inc. (a)              $1,517,800     11%     $1,572,994    11%
Advanced Micro Devices, Inc. (b)            762,125      6         814,734     6
Galyan's Trading Company                    683,289      5         683,289     5
Perry Graphic Communications, Inc.
    and Judd's Incorporated                 547,892      4         547,892     4
Scott Companies Inc.                        515,570      4         515,570     4
Spectrian Corporation                       503,880      4         503,880     3
Special Devices, Inc. (b)                         -      -         490,500     4
Westell Technologies, Inc.                  479,097      4         479,097     3
Best Buy Co., Inc. (b)                      441,759      3         439,121     3
Career Education Corporation                434,203      3         434,202     3
Telos Corporation                           385,814      3         385,814     3
Q Clubs, Inc.                               355,043      3         383,955     3
Applied Bioscience International, Inc.      347,929      3         376,047     2
Sicor, Inc. (b)                             368,184      3         368,184     2
The Upper Deck Company (b)                  329,969      2         363,055     2
McLane Company, Inc. (b)                    319,035      2         346,601     2
The Bon-Ton Stores, Inc.                    337,031      2         337,030     2
Compucom Systems, Inc. (b)                  326,167      2         326,167     2
Del Monte Corporation (c)                   321,562      2         321,563     2
Silgan Containers Corporation               318,750      2         318,750     2
Jen-Coat, Inc.                                    -      -         302,500     2
Childtime Childcare, Inc.                   297,518      2         297,518     2
Textron, Inc. (b)                           284,344      2         292,874     2
Big V Holding Corp.                         269,308      2         271,299     2
Orbseal LLC                                       -      -         252,938     2
Pacific Logistics, L.P.                     232,687      2         250,814     2
Garden Ridge Corporation                    248,941      2         248,941     2
BAE Systems, Inc.                           581,463      4               -     -
Other                                     2,379,145     18       2,580,032    18
                                        -----------    ---     -----------   ---
                                        $13,588,505    100%    $14,505,361   100%
                                        ===========    ===     ===========   ===

----------

      (a) Net of Corporate Property Associates 14 Incorporated's ("CPA(R):14") minority interest.

      (b) Represents the Company's proportionate share of lease revenues from its equity investments.

      (c) Represents the Company's proportionate share of lease revenues from its equity investments for 2002.

Note 4.  Equity Investments:

The Company owns equity interests with affiliates in various partnerships and limited liability companies ("LLC") and tenancies-in-common subject to joint control, all of which net lease properties to corporate lessees. The affiliates have investment objectives that are similar to those of the Company. These ownership interests consist of a 37% interest in a general partnership which net leases 12 retail properties to Best Buy Co., Inc., a 50% interest in a general partnership that net leases properties to Sicor, Inc., a 50% interest in an LLC that net leases properties to The Upper Deck Company, a 33 1/3% interest in an LLC that net leases a building to Advanced Micro Devices, Inc., a 33 1/3 % interest in an LLC that net leases a building to Compucom Systems, Inc., a 50% interest in an LLC that net leases a building to Textron, Inc., 40% interests in two LLCs that own four properties, including three leased to McLane Company, Inc. and one to The Fleming Companies, Inc., a 50% interest in an LLC and a jointly controlled tenancy-in-common that collectively net lease four properties to Del Monte Corporation, and a 50% interest in a jointly-controlled tenancy-in-common that net leases two properties to Special Devices, Inc.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Summarized financial information of the Company's equity investees is as follows:


   (In thousands)                                    December 31, 2001   March 31, 2002
   --------------                                    -----------------   --------------
   Assets (primarily real estate)                        $353,674           $352,214
   Liabilities (primarily mortgage notes payable)         225,827            226,450
   Partners' and members' equity                          127,847            125,764

                                                 Three Months Ended March 31,
                                                    2001             2002
                                                   ------           ------
   Revenues (primarily rental revenue)             $7,251           $9,556
   Expenses (primarily interest on
      mortgages and depreciation)                   4,661            5,592
                                                   ------           ------
         Income before extraordinary charge         2,590            3,964
   Extraordinary charge                              -              (2,086)
                                                   ------           ------
         Net income                                $2,590           $1,878
                                                   ======           ======

In February 2002, the Best Buy general partnership paid off an existing limited recourse mortgage loan of $25,743,178 and incurred an extraordinary charge on early extinguishment of debt as the result of a prepayment premium of $2,086,384 of which the Company's share was $771,962. The retired loan provided for monthly payments of interest and principal of $291,290 at an annual interest rate of 9.01%. The general partnership obtained a new limited recourse mortgage loan of $28,500,000 which provides for monthly payments of interest and principal of $210,427 at an annual interest rate of 7.49%. The loan matures in May 2012 at which time a balloon payment is scheduled.

Note 5.  Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on the Company's financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold will be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date of adoption (January 1, 2002).

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, the Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Corporate Property Associates 12, Incorporated's ("CPA(R):12") condensed consolidated financial statements and notes thereto as of March 31, 2002 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or the objectives and plans of CPA(R):12 will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2001 provides a description of CPA(R):12's business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

CPA(R):12 and affiliated REITs are investors in certain real estate ventures. Certain of the investments are held through incorporated or unincorporated jointly held entities and certain investments are held directly as tenants in common. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):12 and the affiliated REIT. The placement of an investment in a jointly held entity or tenancy-in-common requires the approval of the Independent Directors. All of the jointly held investments are structured so that CPA(R):12 and the affiliated REIT contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly held investments and their related results in the accompanying consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. All of the jointly held investments are subject to contractual agreements.

CPA(R):12 recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):12 is reached.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS:

Net income for the three months ended March 31, 2002 decreased $910,000 as compared to the three-month period ended March 31, 2001. Excluding an $81,000 unrealized loss on warrants and CPA(R):12's $772,000 share of an extraordinary charge on early extinguishment of debt in 2002, income for the comparable periods decreased by $57,000, or approximately 1%. The decrease was due to a reduction in other income and an increase in property expense, and was partially offset by an increase in income from equity investments before extraordinary charge.

The decrease of $142,000 in lease revenues (rental income and interest income from direct financing leases) is a result of the reclassification of CPA(R):12's interest in the Del Monte Corporation properties to an equity investment in connection with transferring the properties to jointly controlled entities in October 2001. As a result of the reclassification, Del Monte's rents are no longer included as a lease revenue in the financial statements but are reflected as a component of income from equity investments. The reclassification has no effect on net income. Excluding the effect of the reclassification, lease revenues increased $180,000. Such increase in lease revenues was due to scheduled rent increases on eleven leases since March 2001. The majority of rent increases are based on formulas indexed to increases in the Consumer Price Index ("CPI"). The CPI has increased moderately over the past several years, and this has the affected the rate of increase on CPI-based leases. As a result of the sale of the BAE Systems, Inc. property in May 2001, annual lease revenues decreased by approximately $2,325,000, with the decrease offset by lease revenues from properties leased to Orbseal LLC and Jen-Coat, Inc. which were acquired, in part, with proceeds from the sale of the BAE property and which contribute annual lease revenues of $2,222,000. In addition to these properties, the proceeds from the BAE property sale were used to acquire properties leased to Special Devices Incorporated, which are classified as equity investments. If Special Devices rents were reflected as lease revenues, they would have contributed annual lease revenues of $1,962,000.

Property expense increased primarily as a result of an increase in reserves for uncollected rent. International Management Consulting, Inc. ("IMCI"), the lessee of a property in Ashburn, Virginia is currently experiencing financial difficulties and is currently paying only a portion of its rents. As of March 31, 2002, IMCI's rent arrearage is $238,000, approximately four months of rent. The unpaid rents are fully reserved for and Management is closely monitoring IMCI.

Interest and other income benefited in 2001 from a one-time payment from a lessee of $160,000. Income from equity investments for the three months ended March 31, 2002 includes the operating results of the Del Monte properties as a result of the reclassification as of October 2001. Income from equity investments also increased as a result of the acquisition of properties leased to Special Devices in June 2001, the re-leasing of a formerly vacant property in Grand Rapids, Michigan to Fleming Companies, Inc. in August 2001 and rent increases on leases with Advanced Micro Devices, Inc. and The Upper Deck Company. The extraordinary charge on early extinguishment of debt by equity investee was due to a prepayment premium paid in connection with the payoff of the mortgage loan on twelve retail properties under a master lease with Best Buy Co., Inc. The charge represents CPA(R):12's share of the prepayment premium. A new limited recourse mortgage loan on the Best Buy properties has been obtained, and as a result of the refinancing, annual cash available for distribution to CPA(R):12 from the Best Buy equity investment will increase by approximately $360,000.

Net of the effect of the Del Monte reclassification, interest expense increased $137,000 for the comparable three-month period as a result of new mortgage loans placed since March 2001 on properties leased to Balanced Care Corporation, Jen-Coat, Career Education Corporation and Orbseal. This increase was partially offset by a reduction in interest expense from the amortization of debt, a mortgage loan paid off in April 2001 on a property in Newark, Delaware, and the payment in full in July 2001 of amounts advanced under the credit facility.

FINANCIAL CONDITION:

There has been no material change in CPA(R):12's financial condition since December 31, 2001. One of CPA(R):12's objectives is to use the cash flow from net leases (including its equity investments) to meet operating expenses, service its debt and fund an increasing rate of dividends to shareholders. Cash flows from operations and equity investments of $6,411,000 were not sufficient to pay quarterly dividends of $6,148,000, scheduled mortgage principal installments of $1,207,000 and distributions of $362,000 to minority interest partners, resulting in a

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

               Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


shortfall of $1,306,000. The deficit was due, in part, to the increase in unpaid rents from IMCI and an annual payment of accrued interest on deferred acquisition fees which is paid annually in January.

CPA(R):12's ability to generate cash from operations has also been negatively affected because of maintaining a high level of cash balances. As of March 31, 2002, CPA(R):12 had cash balances of $24,532,000 of which $19,963,000 is available for investment in real estate. Until suitable investments are available, the funds are conservatively invested in stable but low-yielding money market investments. Cash flows from operations are projected to increase substantially after the funds are invested in real estate. Based on Management's projections, when the funds are invested in net lease real estate, cash generated from operations should be sufficient to meet dividend objectives and meet principal payment and minority interest requirements. On a long-term basis, prudent selection of appropriate investments is of greater concern than investing funds as quickly as possible. When evaluating cash generated from operations, Management includes cash provided from equity investments. Under accounting principles generally accepted in the United States of America, distributions in excess of income from equity investments are a return of capital and presented as an investing cash flow. The ability to distribute cash from CPA(R):12's equity investees in excess of their income is primarily due to noncash charges for depreciation. Therefore, Management evaluates its ability to meet dividend objectives by combining such cash flows with cash flow from operating activities.

CPA(R):12's investing activities include the payment of $1,376,000 of deferred acquisition fees to its Advisor. Such fees are paid on an annual basis each January, over eight years, pursuant to the Advisory Agreement.

In addition to using cash to pay dividends to shareholders, distributions to minority partners and principal amortization, CPA(R):12's financing activities include using $141,000 to purchase treasury stock and obtaining $208,000 of net proceeds from the issuance of shares under its dividend reinvestment plan. CPA(R):12 also issued shares to its Advisor in satisfaction of performance fees. In January 2002, CPA(R):12 used $10,000,000 from its $20,000,000 credit line in connection with funding the payoff of the mortgage loan on the Best Buy properties. The advance under the credit line was paid off in full from the refinancing of the Best Buy mortgage. Management believes that the credit line provides significant flexibility in meeting any potential liquidity needs of CPA(R):12. The credit agreement requires CPA(R):12 to meet certain financial covenants, including restrictions on indebtedness and meeting or exceeding certain operating and coverage ratios. The credit facility is a general obligation of CPA(R):12. As of March 31, 2002, no amounts are outstanding under the facility.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on CPA(R):12's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are longer be amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on CPA(R):12's financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

               Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on CPA(R):12's financial statements; however, the revenues and expenses relating to an asset held for sale or sold will be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the company's commitment to a plan of disposition after the date of adoption (January 1, 2002).

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, CPA(R):12 will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                                     PART II


Item 3. - Quantitative and Qualitative disclosures about market risk

Approximately $159,353,000 of CPA(R):12's long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of March 31, 2002 ranged from 6.50% to 10.25%. The interest rate on the variable rate debt as of March 31, 2002 was 5.33%. There has been no material change since December 31, 2001.

(in thousands)
                    2002      2003      2004      2005      2006     Thereafter      Total   Fair Value
                    ----      ----      ----      ----      ----     ----------      -----   ----------
Fixed rate debt    $3,963    $5,126   $5,571    $10,036   $11,102     $123,555     $159,353   $158,803
Average interest
  rate               7.92%     7.50%    7.52%      7.80%     7.83%        7.63%
Variable rate
  debt               $117    $5,212        -          -         -            -       $5,329     $5,329

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended March 31, 2002, no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (b) Reports on Form 8-K:

      During the quarter ended March 31, 2002, CPA(R):12 was not required to file any reports on Form 8-K.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED






        5/13/02                      By: /s/ John J. Park
      -----------                      ------------------------------
         Date                            John J. Park
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



        5/13/02                      By: /s/ Claude Fernandez
      -----------                        ------------------------------
         Date                            Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)