Form 10-Q
period 2002-06-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2002-08-14
CIK 912046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2002

                                       of

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

CPA(R):12 has no active market for common stock at August 13, 2002.

CPA(R):12 has 30,004,307 shares of common stock, $.001 par value outstanding at August 13, 2002.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED



                                      INDEX

                                                                        Page No.
                                                                        --------
PART I

Item 1. - Financial Information*

           Condensed Consolidated Balance Sheets, as of December 31,
           2001 and June 30, 2002                                            2

           Condensed Consolidated Statements of Income for the three
           and six months ended June 30, 2001 and 2002                       3

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2001 and 2002                               4


           Notes to Condensed Consolidated Financial Statements            5-8


Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9-12

Item 3. - Quantitative and Qualitative Disclosure About Market Risk         13


PART II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders               14

Item 6. - Exhibits and Reports on Form 8-K                                  14

Signatures                                                                  15



* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 December 31, 2001   June 30, 2002
                                                      (Note)          (Unaudited)
                                                 -----------------   -------------

       ASSETS:

Land and buildings, net of accumulated
   depreciation of $27,327,123 at December 31,
   2001 and $31,034,453 at June 30, 2002            $314,453,691      $311,826,691
Net investment in direct financing leases             41,380,912        41,364,393
Equity investments                                    54,785,770        53,698,400
Cash and cash equivalents                             27,147,331        22,589,369
Other assets                                           9,473,400        10,736,376
                                                    ------------      ------------
         Total assets                               $447,241,104      $440,215,229
                                                    ============      ============

       LIABILITIES, MINORITY INTEREST AND
        SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable             $165,889,240      $163,467,455
Accrued interest                                         966,879           986,133
Accounts payable and accrued expenses                  1,272,293         1,059,115
Accounts payable to affiliates                         2,907,240         2,637,419
Deferred acquisition fees payable to affiliate         7,218,587         5,860,938
Dividends payable                                      6,148,332         6,183,383
Prepaid rental income and security deposits            4,007,424         3,863,886
                                                    ------------      ------------
         Total liabilities                           188,409,995       184,058,329
                                                    ------------      ------------

Minority interest                                      7,907,437         7,917,150
                                                    ------------      ------------
Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized,
   40,000,000 shares; issued and outstanding
   30,482,330 shares at December 31, 2001 and
   30,703,065 shares at June 30, 2002                     30,482            30,703
Additional paid-in capital                           274,728,437       276,958,400
Dividends in excess of accumulated earnings          (18,325,307)      (22,100,278)
                                                    ------------      ------------
                                                     256,433,612       254,888,825
Less, treasury stock at cost, 592,930 shares at
   December 31, 2001 and 708,344 shares at June
   30, 2002                                           (5,509,940)       (6,649,075)
                                                    ------------      ------------
         Total shareholders' equity                  250,923,672       248,239,750
                                                    ------------      ------------
         Total liabilities and shareholders'
         equity                                     $447,241,104      $440,215,229
                                                    ============      ============


    The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                    Three Months Ended June 30,     Six Months Ended June 30,
                                    ---------------------------    ---------------------------
                                       2001            2002            2001           2002
                                    -----------     -----------    -----------     -----------
Revenues:
 Rental income                      $ 9,964,001     $10,059,283    $20,170,334     $20,104,028
 Interest income from direct
   financing leases                   1,299,206       1,353,467      2,595,397       2,669,590
 Interest and other income              289,164         108,325        626,386         217,504
                                    -----------     -----------    -----------     -----------
                                     11,552,371      11,521,075     23,392,117      22,991,122
                                    -----------     -----------    -----------     -----------

Expenses:
 Interest                             3,385,577       3,304,576      6,795,730       6,668,520
 Depreciation                         1,851,660       1,855,445      3,757,638       3,707,330
 General and administrative           1,121,171       1,088,759      2,002,440       1,981,890
 Property expenses                    1,645,583       1,766,068      2,878,813       3,339,539
                                    -----------     -----------    -----------     -----------
                                      8,003,991       8,014,848     15,434,621      15,697,279
                                    -----------     -----------    -----------     -----------

   Income before minority
     interest, equity investment,
     unrealized gain (loss) and
     gain on sale and
     extraordinary charge             3,548,380       3,506,227      7,957,496       7,293,843

Minority interest in income            (356,854)       (365,235)      (678,232)       (729,113)
Income from equity investments
   before extraordinary charge        1,190,422       1,654,839      2,209,546       3,280,959
                                    -----------     -----------    -----------     -----------

   Income before unrealized gain
     (loss) and gain on sale and
     extraordinary charge             4,381,948       4,795,831      9,488,810       9,845,689

Unrealized gain (loss) on warrants      511,522        (413,103)       511,522        (494,146)
Gain on sale of real estate           8,865,093              --      8,865,093              --
                                    -----------     -----------    -----------     -----------

   Income before extraordinary
     charge                          13,758,563       4,382,728     18,865,425       9,351,543

Extraordinary charge on early
   extinguishment of debt by
   equity investee                           --              --             --        (771,962)
                                    -----------     -----------    -----------     -----------

   Net income                       $13,758,563     $ 4,382,728    $18,865,425     $ 8,579,581
                                    ===========     ===========    ===========     ===========

Basic and diluted income per
 common share before extraordinary
 charge                             $       .46     $       .15    $       .64     $       .31
Extraordinary charge                         --              --             --            (.03)
                                    -----------     -----------    -----------     -----------
Basic and diluted income per
 common share                       $       .46     $       .15    $       .64     $       .28
                                    ===========     ===========    ===========     ===========

Weighted average shares
 outstanding - basic and diluted     29,737,791      30,022,139     29,692,189      29,969,876
                                    ===========     ===========    ===========     ===========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              Six Months Ended June 30,
                                                          ---------------------------------
                                                              2001                 2002
                                                          ------------         ------------
Cash flows from operating activities:
  Net income                                              $ 18,865,425         $  8,579,581
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization of financing
     costs                                                   3,872,381            3,820,516
   Straight-line rent adjustments                             (570,764)            (450,525)
   Income from equity investments before
      extraordinary charge in excess of
      distributions received                                  (328,988)            (313,155)
   Extraordinary charge on extinguishment of debt
      by equity investee                                            --              771,962
   Fees paid by issuance of stock                            1,374,961            1,424,837
   Minority interest in income                                 678,232              729,113
   Unrealized (gain) loss on warrants                         (511,522)             494,146
   Gain on sale of real estate and securities               (8,865,093)                  --
   Change in operating assets and liabilities, net          (2,724,936)          (1,612,006)
                                                          ------------         ------------
      Net cash provided by operating activities             11,789,696           13,444,469
                                                          ------------         ------------

Cash flows from investing activities:
  Distributions from equity investments in excess
   of equity income                                          1,837,855              628,563
  Purchases of real estate and equity investments
   and additional capitalized costs                         (3,344,161)          (1,062,268)
  Payment of deferred acquisition fees                      (1,180,073)          (1,375,711)
                                                          ------------         ------------
      Net cash used in investing activities                 (2,686,379)          (1,809,416)
                                                          ------------         ------------

Cash flows from financing activities:
  Proceeds from mortgages                                   18,410,836                   --
  Prepayments of mortgage principal                         (8,786,509)                  --
  Payments on mortgage principal                            (2,166,964)          (2,421,785)
  Amounts advanced on credit facility                               --           10,000,000
  Repayments of advances on credit facility                         --          (10,000,000)
  Distributions to minority interest partner                  (830,095)            (719,400)
  Capital distributions to minority interest
   partner                                                 (15,003,000)                  --
  Payment of financing costs and mortgage deposits            (961,418)            (398,541)
  Proceeds from issuance of shares, net of costs             9,750,375              805,347
  Dividends paid                                           (11,973,474)         (12,319,501)
  Purchase of treasury stock                                  (374,543)          (1,139,135)
                                                          ------------         ------------
      Net cash used in financing activities                (11,934,792)         (16,193,015)
                                                          ------------         ------------

      Net decrease in cash and cash equivalents             (2,831,475)          (4,557,962)

Cash and cash equivalents, beginning of period              17,673,321           27,147,331
                                                          ------------         ------------

    Cash and cash equivalents, end of period              $ 14,841,846         $ 22,589,369
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

Note 2. Transactions with Related Parties:

The Company incurred asset management fees of $686,747 and $711,675 for the three months ended June 30, 2001 and 2002, respectively, and $1,374,167 and $1,422,925 for the six months ended June 30, 2001 and 2002, respectively, with performance fees in like amount. General and administrative expense reimbursements were $360,692 and $343,065 for the three months ended June 30, 2001 and 2002, respectively, and $644,679 and $654,628 for the six months ended June 30, 2001 and 2002, respectively. The Company's asset management and performance fees payable to its Advisor, W. P. Carey & Co. LLC, are each 1/2 of 1% of Average Invested Assets, as defined in the Company's advisory agreement.

Note 3. Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the six-month periods ended June 30, 2001 and 2002 are as follows:

                                                  2001                 2002
                                              ------------         ------------
Per Statements of Income:
   Rental income from operating leases        $ 20,170,334         $ 20,104,028
   Interest from direct financing leases         2,595,397            2,669,590

Adjustment:
   Share of leasing revenue applicable to
    minority interest                           (1,521,049)          (1,549,905)
   Share of leasing revenue from equity
    investments                                  5,889,068            7,882,226
                                              ------------         ------------
                                              $ 27,133,750         $ 29,105,939
                                              ============         ============

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

For the six-month periods ended June 30, 2001 and 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                  2001              %             2002              %
                                              -----------         ---         -----------         ---
Applied Materials, Inc. (a)                   $ 3,091,656          11%        $ 3,145,692          11%
Advanced Micro Devices, Inc. (b)                1,524,250           6           1,629,469           6
Galyan's Trading Company                        1,366,577           5           1,366,577           5
Perry Graphic Communications, Inc.
    and Judd's Incorporated                     1,095,783           4           1,095,783           4
Scott Companies Inc.                            1,031,140           4           1,031,140           4
Spectrian Corporation                           1,007,761           4           1,015,089           3
Special Devices, Inc. (b)                         139,759          --             981,000           3
Westell Technologies, Inc.                        958,193           4             958,193           3
Best Buy Co., Inc. (b)                            881,659           3             876,312           3
Career Education Corporation                      868,404           3             868,404           3
Telos Corporation                                 771,629           3             802,199           3
Q Clubs, Inc.                                     710,086           3             767,910           3
Applied Bioscience International, Inc.            695,857           3             752,095           3
Sicor, Inc. (b)                                   736,368           3             736,368           2
The Upper Deck Company (b)                        693,024           3             726,110           2
McLane Company, Inc. (b)                          692,987           3             695,416           2
Compucom Systems, Inc. (b)                        652,333           2             678,178           2
The Bon-Ton Stores, Inc.                          674,060           2             674,060           2
Del Monte Corporation (c)                         643,125           2             643,125           2
Silgan Containers Corporation                     637,500           2             637,500           2
Jen-Coat, Inc.                                         --          --             605,000           2
Textron, Inc. (b)                                 568,688           2             602,809           2
Childtime Childcare, Inc.                         595,037           2             595,037           2
Big V Holding Corp.                               536,746           2             540,787           2
Orbseal LLC                                            --          --             505,875           2
Pacific Logistics, L.P.                           465,375           2             501,629           2
Garden Ridge Corporation                          497,882           2             497,882           2
BAE Systems, Inc.                                 794,311           3                  --          --
Other                                           4,803,560          17           5,176,300          18
                                              -----------         ---         -----------         ---
                                              $27,133,750         100%        $29,105,939         100%
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

Note 4. Equity Investments:

The Company owns interests in properties leased to corporations through equity interests in various partnerships and limited liability companies and as tenants-in-common subject to common control. The ownership interests range from 33.33% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy Co., Inc., Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company, Inc., The Fleming Companies, Inc., Del Monte Corporation and Special Devices, Inc.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Summarized financial information of the Company's equity investees is as follows:



   (In thousands)                                   December 31, 2001      June 30, 2002
                                                    -----------------      -------------
   Assets (primarily real estate)                        $353,674            $350,337
   Liabilities (primarily mortgage notes payable)         225,827             225,321
   Partners' and members' equity                          127,847             125,016

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     2001             2002
                                                   --------         --------
   Revenues (primarily rental revenue)             $ 14,708         $ 19,215
   Expenses (primarily interest on
      mortgages and depreciation)                    (9,266)         (11,224)
                                                   --------         --------
         Income before extraordinary charge           5,442            7,991
   Extraordinary charge                                  --           (2,086)
                                                   --------         --------
         Net income                                $  5,442         $  5,905
                                                   ========         ========

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

SFAS No. 141 requires that all business combinations and asset acquisitions be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on the Company's financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold will be

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date of adoption (January 1, 2002).

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, the Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented. The Company has not elected early adoption.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS No. 146 to have a material effect on the Company's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Corporate Property Associates 12, Incorporated's ("CPA(R):12") condensed consolidated financial statements and notes thereto as of June 30, 2002 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or the objectives and plans of CPA(R):12 will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2001 provides a description of CPA(R):12's business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

CPA(R):12 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. In its evaluations, CPA(R):12 generally obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. As CPA(R):12's investment objectives are to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):12 will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because CPA(R):12's properties are leased to single tenants, CPA(R):12 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):12 different than the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

CPA(R):12 and affiliated REITs are investors in certain real estate ventures. Certain of the investments are held through incorporated or unincorporated jointly-held entities and certain investments are held directly as tenants in common. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of risk from a single lessee for CPA(R):12 and the affiliated REIT. The placement of an investment in a jointly-held entity or tenancy-in-common requires the approval of CPA(R):12's Independent Directors. All of the jointly held investments are structured so that CPA(R):12 and the affiliated REIT contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly held investments and their related results in the accompanying condensed consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether either party has the ability to make independent decisions. All of the jointly held investments are subject to contractual agreements.

CPA(R):12 recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):12 is reached.

CPA(R):12 classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases based on several criteria, including, but not limited

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CPA(R):12 uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate which requires an estimate of the residual value of leased assets as of the end of the noncancellable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets.

RESULTS OF OPERATIONS:

Net income for the three months and six months ended June 30, 2002 decreased by $9,376,000 and $10,286,000, respectively as compared with the three months and six months ended June 30, 2001. Excluding unrealized gains and losses on warrants and CPA(R):12's $772,000 share of an extraordinary charge on early extinguishment of debt in 2002 and the $8,865,000 gain on the sale of a property in 2001, income for the comparable three month and six month periods increased by $414,000 and $356,000, respectively. The increases in income before gains and losses and the extraordinary charge were primarily due to an increase in income from equity investments and a moderate decrease in general and administrative expenses. In the fourth quarter of 2001, the Company's 50% interest in properties leased to Del Monte Corporation were reclassified to an equity investment. In connection with the reclassification, CPA(R):12 records its share of net income as a component of equity investments. For the three-month and six-month periods ended June 30, 2001, the accompanying condensed consolidated financial statements reflect the pro rata share of revenues and expenses from the Del Monte properties. While this affects the comparability of rental revenue, interest expense and depreciation, it had no overall effect on the results of operations for the comparable periods.

Net of the effect of Del Monte reclassification, equity income increased by $324,000 and $795,000 for the three-month and six-month periods. The increases are primarily due to CPA(R):12's investments in properties leased to Special Devices, Inc. that were acquired in June 2001, and the re-leasing of a property in Grand Rapids in August 2001 which had been vacant and, to a lesser extent, rent increases at other properties which are accounted for as equity investments. The extraordinary charge on early extinguishment of debt by equity investee was due to a prepayment premium paid in connection with the payoff of the mortgage loan on twelve retail properties under a master lease with Best Buy Co., Inc. The charge represents CPA(R):12's share of the prepayment premium. A new limited recourse mortgage loan on the Best Buy properties has been obtained, and as a result of the refinancing, annual cash available for distribution to CPA(R):12 from the Best Buy equity investment will increase by approximately $360,000.

Lease revenues (rental income and interest income from direct financing leases) increased by $150,000 and $8,000 for the three-month and six-month periods; however, Del Monte contributed lease revenues of $321,000 and $643,000 for the three-month and six-month periods ended June 30, 2001 but were a component of income from equity investments in 2002. Additionally, the BAE Systems, Inc. property, sold in May 2001, contributed lease revenues of $213,000 and $794,000. The funds from the BAE property sale were redeployed in properties leased to Orbseal LLC and Jen-Coat, Inc. as well as the equity investment in the Special Devices properties. Orbseal and Jen-Coat provided rents of $555,000 and $1,111,000 for the three-month and six-month periods ended June 30, 2002. Additionally, rent increases on twelve leases have occurred since June 30, 2001 resulting in an increase of annual rents of $628,000.

Property expense increased due to an increase in CPA(R):12's reserves for uncollected rents. International Management Consulting, Inc. ("IMCI") and Randall International, Inc. are currently experiencing financial difficulties and are paying only a portion of their rents. As of June 30, 2002, unpaid rents from these two lessees totaled $565,000. CPA(R):12 is currently negotiating a lease modification with IMCI, and in July 2002 entered into an agreement with Randall. Under the proposal, IMCI would be granted a short-term deferral of rent and a schedule would be established to systematically pay off its rent arrearage. IMCI would grant CPA(R):12 warrants for common stock. There is no assurance that the modification will be completed and Management is closely monitoring IMCI. Under the Randall agreement, Randall is scheduled to start paying its deferred amounts and has granted CPA(R):12 warrants which are convertible into a 5% interest in the company.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION:

There has been no material change in CPA(R):12's financial condition since December 31, 2001. One of CPA(R):12's primary objectives is to use the cash flow from its net leases (including its equity investments) to meet operating expenses, fund an increasing rate of dividends to shareholders and cover debt service. Cash flows from operations and equity investments of $14,073,000 were sufficient to pay dividends of $12,320,000 and distributions of $719,000 to minority interest partners, but were not sufficient to fully cover debt mortgage principal installments of $2,422,000, resulting in a shortfall of $1,388,000. The deficit was due, in part, to the increase in unpaid rents from IMCI and Randall and an annual payment of accrued interest on deferred acquisition fees which is paid annually in January.

CPA(R):12's ability to increase cash from operations has also been negatively affected because of maintaining a high level of cash balances. As of June 30, 2002, CPA(R):12 had cash balances of $22,589,000 of which $18,606,000 is available for investment in real estate. Until suitable investments have been selected, the funds are conservatively invested in stable but low-yielding money market investments. Cash flows from operations are projected to increase substantially after the funds are invested in real estate. Based on Management's projections, when the funds are invested in net lease real estate, cash generated from operations should be sufficient to meet dividend objectives, meet principal payments and minority interest distributions. On a long-term basis, prudent selection of appropriate investments is of greater concern than investing funds as quickly as possible.

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

CPA(R):12's investing activities include the payment of $1,376,000 of deferred acquisition fees to its Advisor, which installment is paid annually in January, and funding a $903,000 expansion of an existing facility leased to Celadon Group, Inc. The Celadon expansion was completed in May 2002 at an increase in Celadon's annual rent of $97,000. CPA(R):12 has no current commitments for expansion or improvement to its existing properties.

In addition to using cash to pay dividends to shareholders, distributions to minority partners and principal amortization, CPA(R):12's financing activities include using $1,139,000 to purchase treasury stock and obtaining $854,000 of net proceeds from the issuance of shares under its dividend reinvestment plan. CPA(R):12 also issued shares to its Advisor in satisfaction of performance fees. In January 2002, CPA(R):12 used $10,000,000 from its $20,000,000 credit line in connection with funding the payoff of the mortgage loan on the Best Buy properties. The advance under the credit line was paid off in full from the refinancing of the Best Buy mortgage. Management believes that the credit line provides significant flexibility in meeting any potential liquidity needs of CPA(R):12. The credit agreement requires CPA(R):12 to meet certain financial covenants, including restrictions on indebtedness and meeting or exceeding certain operating and coverage ratios. The credit facility is a general obligation of CPA(R):12 and matures in October 2003. As of June 30, 2002, no amounts are outstanding under the facility. With its current cash balances, amounts available from the line of credit and the ability to leverage several properties, CPA(R):12 believes that it has more than sufficient liquidity.

CPA(R):12 and certain affiliates are currently negotiating with a single lender to obtain limited recourse mortgage financing on currently unencumbered properties or refinance existing mortgage loans on several leased properties. In the event the negotiations are successful, the lender will pool the loans and place them in a trust that will sell the interests as collateralized mortgage obligations ("CMO") in a private placement to institutional investors. The sole assets of the trust would consist of the loans from CPA(R):12 and its affiliates. CPA(R):12 and its affiliates believe that the ability to securitize its mortgage obligations in a CMO pool facilitates placement of mortgage financing on a wider range of properties including, but not limited to, supermarkets, movie theaters and health clubs and at more favorable interest rates. None of the loans will be cross-collateralized nor include cross-default provisions.

As a condition of pooling the loans, CPA(R):12 and its affiliates would acquire a separate class of interests in the trust (the "CPA(R) Interests"). Distributions to the CPA(R) Interests would be subordinate to all ownership interests in the

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

trust and payable only when all other distributions are current. The ability to pay distributions to the CPA(R) Interests may be affected by defaults on any of the loans resulting from the nonpayment of rent by lessees. If there are no or few defaults, ownership of the subordinated CPA(R) Interests may provide additional income to CPA(R):12. The sale of the loans and related formation of the trust is currently scheduled for the third quarter; however, there is no assurance that the contemplated transaction will be completed.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations and asset acquisitions be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on CPA(R):12's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on CPA(R):12's financial statements.

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, CPA(R):12 will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented. CPA(R):12 has not elected early adoption.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. CPA(R):12 does not expect SFAS No. 146 to have a material effect on its financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. In pursuing its business plan, the primary market risk to which CPA(R):12 is exposed is interest rate risk.

The value of CPA(R):12's real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect CPA(R):12's ability to refinance its debt when balloon payments are scheduled.

Approximately $158,177,000 of CPA(R):12's long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of June 30, 2002 ranged from 6.50% to 10.25%. The interest rate on the variable rate debt as of June 30, 2002 was 5.3387%. There has been no material change since December 31, 2001.

(in thousands)

                     2002       2003       2004        2005        2006      Thereafter       Total     Fair Value
                     ----       ----       ----        ----        ----      ----------       -----     ----------
Fixed rate debt     $2,792     $5,126     $5,571     $10,036     $11,102     $  123,550     $158,177    $ 159,936
Average interest
  rate                8.02%      7.50%      7.52%       7.80%       7.83%          7.63%
Variable rate
  debt              $   78     $5,212         --          --          --             --     $  5,290    $   5,290

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders meeting was held on June 11, 2002, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

    Name Of Director        Total Shares Voting      Shares Voting Yes    Shares Voting No    Shares Abstaining
    ----------------        -------------------      -----------------    ----------------    -----------------
    William P. Carey            15,642,060              15,498,049              8,300              135,711
    Francis X. Diebold          15,642,060              15,496,204             10,145              135,711
    Elizabeth P. Munson         15,642,060              15,491,504             14,845              135,711
    William Ruder               15,642,060              15,465,870             40,479              135,711
    George E. Stoddard          15,642,060              15,457,296             49,053              135,711
    Ralph F. Verni              15,642,060              15,503,099              3,250              135,711

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

         99.1 Chief Executive Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Chief Financial Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K:

            During the quarter ended June 30, 2002, CPA(R):12 was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED







                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED






        8/13/02          By:   /s/ John J. Park
      -----------              --------------------------------
         Date                     John J. Park
                                  Executive Vice President, Treasurer and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

        8/13/02          By:   /s/ Claude Fernandez
      -----------              --------------------------------
         Date                     Claude Fernandez
                                  Executive Vice President and
                                  Chief Administrative Officer
                                  (Principal Accounting Officer)