Form 10-Q
period 2002-09-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2002-11-12
CIK 912046

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 2002

                                       of

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

CPA(R):12 has no active market for common stock at November 11, 2002.
CPA(R):12 has 30,126,668 shares of common stock, $.001 par value outstanding at November 11, 2002.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     INDEX

                                                                               Page No.
                                                                              ---------
PART I

Item 1. - Financial Information*

             Condensed Consolidated Balance Sheets, as of
             December 31, 2001 and September 30, 2002                              2

             Condensed Consolidated Statements of Income for the
             three and nine months ended September 30, 2001 and 2002               3

             Condensed Consolidated Statements of Comprehensive
             Income for the three and nine months ended September 30,
             2001 and 2002                                                         4

             Condensed Consolidated Statements of Cash Flows for
             the nine months ended September 30, 2001 and 2002                   5-6

             Notes to Condensed Consolidated Financial Statements               7-11

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  12-16

Item 3. - Quantitative and Qualitative Disclosure About Market Risk               17

Item 4. - Controls and Procedures                                                 17

PART II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders                     18

Item 6. - Exhibits and Reports on Form 8-K                                        18

Signatures                                                                        19

Certifications                                                                 20-21

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                    PART I

                        Item 1. - FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 December 31, 2001    September 30, 2002
                                                                                 -----------------    ------------------
                                                                                       (Note)             (Unaudited)
                                                                                       ------             -----------
         ASSETS:

Land and buildings, net of accumulated depreciation of $27,327,123
   at December 31, 2001 and $32,893,090 at September 30, 2002                      $314,453,691          $309,968,054
Net investment in direct financing leases                                            41,380,912            32,566,378
Equity investments                                                                   54,785,770            57,717,012
Cash and cash equivalents                                                            27,147,331            50,455,308
Marketable securities                                                                         -             8,574,895
Other assets                                                                          9,473,400            14,029,640
                                                                                    -----------           -----------
            Total assets                                                           $447,241,104          $473,311,287
                                                                                    ===========           ===========

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                            $165,889,240          $196,294,032
Accrued interest                                                                        966,879             1,090,073
Accounts payable and accrued expenses                                                 1,272,293             1,570,621
Accounts payable to affiliates                                                        2,907,240             2,740,021
Deferred acquisition fees payable to affiliates                                       7,218,587             5,860,938
Dividends payable                                                                     6,148,332             6,205,646
Prepaid rental income and security deposits                                           4,007,424             5,347,501
                                                                                    -----------           -----------
            Total liabilities                                                       188,409,995           219,108,832
                                                                                    -----------           -----------

Minority interest                                                                     7,907,437             7,925,960
                                                                                    -----------           -----------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares;
   issued and outstanding 30,482,330 shares at December 31, 2001
   and 30,788,663 shares at September 30, 2002                                           30,482                30,789
Additional paid-in capital                                                          274,728,437           277,823,948
Dividends in excess of accumulated earnings                                         (18,325,307)          (24,879,991)
Accumulated other comprehensive loss                                                          -                (3,148)
                                                                                    -----------           -----------
                                                                                    256,433,612           252,971,598
Less, treasury stock at cost, 592,930 shares at December 31, 2001
   and 713,094 shares at September 30, 2002                                          (5,509,940)           (6,695,103)
                                                                                    -----------           -----------
            Total shareholders' equity                                              250,923,672           246,276,495
                                                                                    -----------           -----------
            Total liabilities and shareholders' equity                             $447,241,104          $473,311,287
                                                                                    ===========           ===========

            The accompanying notes are an integral part of the condensed consolidated financial statements.

   Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended       Nine Months Ended
                                                        ------------------       -----------------
                                                           September 30,           September 30,
                                                            ------------           -------------
                                                        2001         2002        2001         2002
                                                       ------       ------      ------       ------
Revenues:
  Rental income                                     $ 9,920,648  $10,100,404  $30,090,982  $30,204,432
  Interest income from direct financing leases        1,300,453    1,052,641    3,895,850    3,722,231
  Interest and other income                             207,220      598,157      833,606      815,661
                                                     ----------   ----------   ----------   ----------
                                                     11,428,321   11,751,202   34,820,438   34,742,324
                                                     ----------   ----------   ----------   ----------

Expenses:
  Interest                                            3,146,672    3,543,303    9,942,402   10,211,823
  Depreciation                                        1,834,175    1,858,637    5,591,813    5,565,967
  General and administrative                          1,236,416    1,025,400    3,238,856    3,007,290
  Property expenses                                   1,855,961    1,956,864    4,734,774    5,296,403
                                                      ---------   ----------   ----------   ----------
                                                      8,073,224    8,384,204   23,507,845   24,081,483
                                                      ---------   ----------   ----------   ----------

     Income before minority interest, equity
       investment, unrealized gain (loss) and
       gain on sale and extraordinary charge          3,355,097    3,366,998   11,312,593   10,660,841

Minority interest in income                            (361,947)    (371,151)  (1,040,179)  (1,100,264)
Income from equity investments before
     extraordinary charge                             1,196,159    1,803,376    3,405,705    5,084,335
                                                      ---------   ----------   ----------   ----------

     Income before unrealized gain (loss) and
       gain on sale and extraordinary charge          4,189,309    4,799,223   13,678,119   14,644,912

Unrealized gain (loss) on warrants                    1,656,128      100,140    2,167,650     (394,006)
Gain on sale of real estate                              (1,384)           -    8,863,709            -
                                                      ---------   ----------   ----------   ----------

     Income before extraordinary charge               5,844,053    4,899,363   24,709,478   14,250,906

Extraordinary charge on early extinguishment
     of debt (including $960,602 of equity
     investees)                                               -   (1,473,149)           -   (2,245,111)
                                                      ---------   ----------   ----------   ----------

    Net income                                      $ 5,844,053  $ 3,426,214  $24,709,478  $12,005,795
                                                     ==========   ==========   ==========   ==========

Basic and diluted income per common share
  before extraordinary charge                       $       .20  $       .16  $       .83  $ .      48
Extraordinary charge                                          -         (.05)           -         (.08)
                                                     ----------   ----------   ----------   ----------
Basic and diluted income per common share           $       .20  $       .11  $       .83  $       .40
                                                     ==========   ==========   ==========   ==========

Weighted average shares outstanding - basic
  and diluted                                        29,800,289   30,074,431   29,728,618    30,003,632
                                                     ==========   ==========   ==========   ===========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (UNAUDITED)

                                                       Three Months Ended        Nine Months Ended
                                                       ------------------        -----------------
                                                         September 30,             September 30,
                                                         -------------             -------------
                                                        2001         2002        2001          2002
                                                       ------       ------      ------        ------
Net income                                          $ 5,844,053  $ 3,426,214  $24,709,478  $12,005,795

Other comprehensive loss:
   Change in unrealized loss on
       marketable securities                                  -       (3,148)           -       (3,148)
                                                     ----------   ----------   ----------   ----------
   Comprehensive income                             $ 5,844,053  $ 3,423,066  $24,709,478  $12,002,647
                                                     ==========   ==========   ==========   ===========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                      2001            2002
                                                                                      ----            ----
Cash flows from operating activities:
   Net income                                                                     $ 24,709,478    $ 12,005,795
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                                   5,841,079       5,787,509
     Straight-line rent adjustments                                                   (858,130)       (686,239)
     Income from equity investments before extraordinary charge in
        excess of distributions received                                                     -        (486,574)
     Extraordinary charge on extinguishment of debt (including
        $960,602 by equity investees)                                                        -       2,245,111
     Fees paid by issuance of stock                                                  2,061,707       2,136,830
     Minority interest in income                                                     1,040,179       1,100,264
     Unrealized (gain) loss on warrants                                             (2,167,650)        394,006
     Gain on sale of real estate and securities                                     (8,863,709)              -
     Noncash settlement income                                                               -        (371,294)
     Change in operating assets and liabilities, net                                (1,570,154)       (339,195)
                                                                                   -----------     -----------
     Net cash provided by continuing operations                                     20,192,800      21,786,213
   Prepayment premium on extinguishment of debt                                              -      (1,225,092)
                                                                                   -----------     -----------
         Net cash provided by operating activities                                  20,192,800      20,561,121
                                                                                   -----------     -----------

Cash flows from investing activities:
   Distributions from equity investments in excess of equity income                  1,026,059         952,645
   Purchases of real estate and equity investments and additional
     capitalized costs                                                              (9,097,200)     (1,062,268)
   Purchase of securities                                                                    -     (10,075,022)
   Proceeds from sale of securities                                                          -       1,493,400
   Payment of deferred acquisition fees                                             (1,180,073)     (1,375,711)
   Capital distribution received from equity investment                                      -       1,766,449
                                                                                   -----------     -----------
         Net cash used in investing activities                                      (9,251,214)     (8,300,507)
                                                                                   -----------     -----------

Cash flows from financing activities:
   Proceeds from mortgages (a)                                                      25,560,836      44,704,110
   Prepayments of mortgage principal                                                (8,786,509)     (8,908,195)
   Payment of note payable                                                          (4,300,000)              -
   Payments of mortgage principal                                                   (3,279,659)     (3,621,108)
   Amounts advanced on credit facility                                                       -      10,000,000
   Repayments of advances on credit facility                                                 -     (10,000,000)
   Distributions to minority interest partner                                       (1,192,766)     (1,081,741)
   Capital distributions to minority interest partner                              (15,003,000)              -
   Payment of financing costs and mortgage deposits                                 (1,234,842)     (1,316,365)
   Proceeds from issuance of shares, net of costs                                    9,723,192         958,990
   Dividends paid                                                                  (18,080,692)    (18,503,165)
   Purchase of treasury stock                                                         (360,191)     (1,185,163)
                                                                                   -----------     -----------
         Net cash (used in) provided by financing activities                       (16,953,631)     11,047,363
                                                                                   -----------     -----------

         Net (decrease) increase in cash and cash equivalents                       (6,012,045)     23,307,977

Cash and cash equivalents, beginning of period                                      17,673,321      27,147,331
                                                                                   -----------     -----------

      Cash and cash equivalents, end of period                                    $ 11,661,276    $ 50,455,308
                                                                                   ===========     ===========

                                --continued --

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (continued)

  Noncash investing and financing activities:

  a. Net of $1,631,154 held back from proceeds of mortgages by a mortgage lender to fund certain escrow accounts.

  b. In connection with contributing its interest in a tenancy-in-common to a limited partnership interest which is owned with an affiliate, assets and liabilities were transferred as follows:

Interest in direct financing lease                      $ 8,814,224
Mortgage note payable                                    (6,124,363)
Other assets and liabilities, net                           340,014
                                                         ----------
     Equity investment                                  $ 3,029,875
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

Note 2.  Transactions with Related Parties:

The Company's asset management and performance fees are payable to its Advisor,
W. P. Carey & Co. LLC, each of which is the per annum amount of 1/2 of 1% of Average Invested Assets, as defined in the Company's Advisory Agreement. The Company incurred asset management fees of $694,084 and $712,379 for the three months ended September 30, 2001 and 2002, respectively, and $2,068,251 and $2,135,304 for the nine months ended September 30, 2001 and 2002, respectively, with performance fees in like amount. General and administrative expense reimbursements were $322,489 and $321,207 for the three months ended September 30, 2001 and 2002, respectively, and $967,168 and $975,835 for the nine months ended September 30, 2001 and 2002, respectively. Fees are payable to the Advisor in connection with services performed relating to the identification, evaluation, financing and purchase of properties. In connection with services performed in refinancing mortgage debt, fees for the nine months ended September 30, 2002 were $148,637.

The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceed the greater of 2% of Average Invested Assets or 25% of Net Income as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed these amounts, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on any unusual and nonrecurring factors, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year.

Note 3.  Mortgage Financing Through Loan Securitization:

On August 28, 2002, The Company and three affiliates, W.P. Carey & Co. LLC ("W.
P. Carey"), Carey Institutional Properties Incorporated ("CIP(R)") and Corporate Property Associates 14 Incorporated ("CPA(R):14") obtained an aggregate of approximately $172,335,000 of limited recourse mortgage financing collateralized by 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose sole assets consist solely of the loans, and sold interests in the trust as collateralized mortgage obligations in a private placement to institutional investors (the "Offered Interests"). The Company and the three affiliates agreed to acquire a separate class of subordinated interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by the Company was proportional to the mortgage amounts obtained.

All of the mortgage loans provide for payments of principal and interest at an annual rate of 7.5% and are based on a 25-year amortization schedule. Each loan is collateralized by mortgages on the properties and lease assignments. Under the lease assignments, the lessees direct their rent payment to the mortgage servicing company which in turn distributes amounts in excess of debt service requirements to the applicable lessors. Under certain limited conditions, a property may be released from its mortgage by the substitution of another property. Such substitution is subject to the approval of the trustee of the trust.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                 (CONTINUED)

The Offered Interests consist of $148,206,000 of the mortgage loan balances, with different tranches of principal entitled to distributions at annual interest rates as follows: $119,772,000 - 5.97%, $9,478,000 - 6.58%, $9,478,000
- 7.18% and $9,478,000 - 8.43%. The assumed final distribution dates for the four classes of Offered Interests range from December 2011 through March 2012.

The CPA(R) Interests were purchased for $24,128,739 of which the Company's share was $7,238,622, or 30%, and are comprised of two components, a component that will receive payments of principal and interest and a component that will receive payments of interest only. The CPA(R) Interests are subordinated to the Offered Interests and will be payable only when and if all distributions to the Offered Interests are current. The assumed final distribution date for the CPA(R) Interests is June 30, 2012. The distributions to be paid to the CPA(R) Interests do not have a stated rate of interest and will be affected by any shortfall in rents received from lessees or defaults at the mortgaged properties. As of the purchase date, the Company's cost basis attributable to the principal and interest and interest only components was $4,334,840 and $2,903,782, respectively. Over the term of its ownership interest in the CPA(R) Interests, the value of the interest only component will fully amortize to $0 and the principal and interest component will amortize to its anticipated face value of its share in the underlying mortgages (which currently is $7,238,622). For financial reporting purposes, the effect of such amortization will be reflected in interest income. Interest income, including all related amortization, will be recognized using an effective interest method. As of September 30, 2002 the Company owned $1,343,400 of Offered Interests which the Company intends to sell.

The Company is accounting for its interest in the CPA(R) Interests as an available-for-sale security and will be measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of September 30, 2002, the fair value of the Company's CPA(R) Interests was $7,231,495, reflecting an unrealized loss of $3,148. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. The Offered Interests held by the Company and the three affiliates are being accounted for as trading securities, with any unrealized gains or losses included in the determination of net income.

The Company obtained new mortgage financing of $46,335,000 of which $8,908,000 was used to pay off existing loans. In connection with paying off the loans, the Company incurred prepayment charges of $1,225,000. After paying off the loans, incurring costs in connection with obtaining the new mortgages and purchasing its interests in the trust for $8,582,022, the Company retained cash of approximately $26,400,000, which includes a capital distribution from an equity investee that refinanced its loan in connection with the transaction. The loans which were paid off bore interest at annual rates ranging from 8.19% to 8.92%.

The loans obtained are collateralized by real estate with a carrying value of $66,037,082, and were as follows:

Lease Obligor                             Loan Amount      Annual Debt Service       Maturity Date
-------------                             -----------      -------------------       -------------
Silgan Companies Corporation              $ 7,236,811           $  641,753            August 2012
Childtime Childcare, Inc.                   6,871,863              609,390             March 2012
Randall International Inc.                  5,549,909              492,160           September 2010
Garden Ridge Corporation                    5,510,978              488,708           December 2010
Rheometric Scientific, Inc.                 5,426,070              481,178           December 2011
Rave Reviews Cinemas L.L.C.                 4,399,119              390,109              May 2012
Q Clubs, Inc.                               4,330,319              384,008             April 2011
Sentry Technologies Corporation             3,282,994              291,132            August 2011
Celadon Group, Inc.                         2,100,683              186,284              May 2011
Compass Bank for Savings                    1,626,518              144,238           February 2012
                                           ----------            ---------
                                          $46,335,264           $4,108,960
                                           ==========            =========

The loans paid off were as follows:

Lease Obligor                             Loan Amount       Annual Debt Service
-------------                             -----------       -------------------
Childtime Childcare, Inc.                  $4,677,496             $492,204
Garden Ridge Corporation                    4,230,699              452,699
                                            ---------              -------
                                           $8,908,195             $944,903
                                            =========              =======

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                 (CONTINUED)

The Company jointly-owns a 45% interest in two properties leased to ShopRite Supermarkets, Inc. (formerly Big V Holding Corp.) with CIP(R). In connection with structuring the transaction, the jointly-owned properties were contributed to limited partnerships with CIP(R) owning a 55% interest as general partner. Accordingly, the Company's interest in the limited partnership is accounted for under the equity method of accounting. The limited partnership obtained new mortgage financing of $10,890,000 in connection with the securitization with an annual interest rate of 7.5% and paid off an existing loan of $6,721,103 with an annual interest rate of 9%. Net of the costs of paying off the existing mortgage loan, approximately $1,710,000 was distributed to the Company from the limited partnership. In connection with paying off the existing loan, the limited partnership incurred a prepayment charge of $419,200, of which the Company's share of the charge is $188,640. This prepayment has been recognized as an extraordinary charge.

Note 4.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues for the nine-month periods ended September 30, 2001 and 2002 are as follows:

                                                                               2001                           2002
                                                                               ----                           ----
Per Statements of Income:
   Rental income from operating leases                                      $30,090,982                    $30,204,432
   Interest from direct financing leases                                      3,895,850                      3,722,231

Adjustment:
   Share of leasing revenue applicable to minority interest                  (2,296,359)                    (2,324,636)
   Share of leasing revenue from equity investments                           9,351,869                     12,074,119
                                                                             ----------                     ----------
                                                                            $41,042,342                    $43,676,146
                                                                             ==========                     ==========

   For the nine-month periods ended September 30, 2001 and 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                                                2001           %              2002            %
                                                                                ----           -              ----            -
Applied Materials, Inc. (a)                                                 $ 4,665,229       11%         $ 4,718,086        11%
Advanced Micro Devices, Inc. (b)                                              2,286,375        6            2,444,203         6
Galyan's Trading Company                                                      2,049,865        5            2,049,865         5
Perry Graphic Communications, Inc.  and Judd's Incorporated                   1,643,675        4            1,643,675         4
Scott Companies Inc.                                                          1,546,711        4            1,546,711         4
Spectrian Corporation                                                         1,511,641        4            1,522,633         3
Special Devices, Inc. (b)                                                       628,467        2            1,471,500         3
Westell Technologies, Inc.                                                    1,437,289        4            1,437,289         3
Best Buy Co., Inc. (b)                                                        1,322,134        3            1,314,006         3
Career Education Corporation                                                  1,302,606        3            1,302,606         3
Telos Corporation                                                             1,157,443        3            1,218,584         3
Q Clubs, Inc.                                                                 1,086,364        3            1,154,523         3
PPD Development, Inc.                                                         1,043,786        3            1,128,142         3
Sicor, Inc. (b)                                                               1,104,552        3            1,104,552         3
The Upper Deck Company (b)                                                    1,056,079        3            1,089,165         2
McLane Company, Inc. (b)                                                      1,038,179        2            1,044,231         2
Compucom Systems, Inc. (b)                                                      978,500        2            1,030,188         2
The Bon-Ton Stores, Inc.                                                      1,011,091        2            1,011,091         2
Del Monte Corporation (c)                                                     1,007,388        2            1,012,553         2
Silgan Containers Corporation                                                   956,250        2              992,838         2
Jen-Coat, Inc.                                                                  154,611        -              907,500         2
Textron, Inc. (b)                                                               853,031        2              912,743         2
Childtime Childcare, Inc.                                                       892,555        2              892,555         2
ShopRite Supermarkets, Inc. (formerly Big V Holding Corp.) (d)                  805,433        2              811,588         2
Orbseal LLC                                                                       8,434        -              758,813         2

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                 (CONTINUED)

(continued)                                                                     2001          %               2002           %
                                                                                ----          -               ----           -
Pacific Logistics, L.P.                                                         698,062        2              752,443         2
Garden Ridge Corporation                                                        746,823        2              746,823         2
BAE Systems, Inc.                                                               794,312        2                    -         -
The Garden Companies, Inc.                                                      690,219        2              690,219         2
Rheometric Scientific, Inc.                                                     658,332        2              672,799         2
Other                                                                         5,906,906       13            6,294,222        13
                                                                             ----------      ---           ----------       ---
                                                                            $41,042,342      100%         $43,676,146       100%
                                                                             ==========      ===           ==========       ===

  (a) Net of Corporate Property Associates 14 Incorporated's ("CPA(R):14") minority interest.

  (b) Represents the Company's proportionate share of lease revenues from its equity investments.

  (c) Includes the Company's proportionate share of lease revenues from its equity investment for the period subsequent to September 30, 2001.

  (d) Includes the Company's proportionate share of lease revenues from its equity investment for the period subsequent to July 31, 2002.

Note 5.  Equity Investments:

The Company owns interests in properties leased to corporations through equity interests in various partnerships and limited liability companies and as tenants-in-common subject to common control. The ownership interests range from 33.33% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy Co., Inc. ("Best Buy"), Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company, Inc., The Fleming Companies, Inc., Del Monte Corporation, Special Devices, Inc and ShopRite Supermarkets, Inc. ("ShopRite"). The limited partnership interest in the ShopRite properties resulted from contributing the Company's 45% tenancy-in-common interest to a limited partnership in August 2002 (also see
Note 3).

Summarized financial information of the Company's equity investees is as follows:

(In thousands)                                        December 31, 2001        September 30, 2002
                                                      -----------------        ------------------
Assets (primarily real estate)                            $353,674                  $369,939
Liabilities (primarily mortgage notes payable)             225,827                   235,371
Partners' and members' equity                              127,847                   134,568

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                            2001                      2002
                                                            ----                      ----
Revenues (primarily rental revenue)                        $ 23,536                 $ 29,452
Expenses (primarily interest on mortgages and
    depreciation)                                           (15,029)                 (17,022)
                                                            -------                  -------
         Income before extraordinary charge                   8,507                   12,430
Extraordinary charge                                              -                   (2,506)
                                                            -------                  -------
         Net income                                        $  8,507                 $  9,924
                                                            =======                  =======

In February 2002, the Best Buy general partnership paid off a mortgage loan of $25,743,178 and incurred an extraordinary charge on the early extinguishment of debt of $2,086,384, of which the Company's share was $771,962.

Note 6.  Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. The Company does not expect SFAS No. 147 to have a material effect on its financial statements.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Corporate Property Associates 12, Incorporated's ("CPA(R):12") condensed consolidated financial statements and notes thereto as of September 30, 2002 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or the objectives and plans of CPA(R):12 will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2001 provides a description of CPA(R):12's business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

CPA(R):12 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. In its evaluations, CPA(R):12 generally obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. As CPA(R):12's investment objectives are to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):12 will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because CPA(R):12's properties are leased to single tenants, CPA(R):12 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):12 different than the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CPA(R):12 is required to perform a review of residual values at least annually.

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

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CPA(R):12 is accounting for its subordinated interest in a mortgage trust as an available-for-sale security with all changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. Fair value is determined using a discounted cash flow model with assumptions of market rates and the underlying credit quality of lessees.

CPA(R):12 classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CPA(R):12 uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate which requires an estimate of the residual value of leased assets as of the end of the noncancellable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets.

RESULTS OF OPERATIONS:

Net income for the three months and nine months ended September 30, 2002 decreased by $2,418,000 and $12,704,000, respectively, as compared with the three months and nine months ended September 30, 2001. Net of the effect of unrealized gains and losses on warrants, a realized gain on the sale of a property in 2001 and extraordinary charges on early extinguishment of debt in 2002, income would have reflected increases of $610,000 and $967,000 for the comparable three-month and nine-month periods. The increases in income before gains and losses and extraordinary charges were primarily due to an increase in income from equity investments and a decrease in general and administrative expenses which were partially offset by increases in interest expense and property expense. A portion of the increase in income from equity investments was due to the reclassification of certain investments to the equity method in connection with contributing interests into limited partnerships owned with affiliates. The change in ownership was a requirement for obtaining new mortgage financing.

Equity income increased primarily due to the acquisition of properties in June 2001 leased to Special Devices, Inc. and the re-leasing in August 2001 of a property in Grand Rapids, Michigan. In addition, equity income benefited from rent increases from four leases for properties accounted for as equity investments. Of the $1,679,000 increase in equity income for the comparable nine-month periods, $314,000 was due to acquisition of the interest in Special Devices properties, $460,000 was due to the re-leasing of the Grand Rapids property and approximately $275,000 was due to the rent increases. In connection with changes in the form of ownership of jointly-held investments, interests in properties net leased to the Del Monte Corporation and ShopRite Supermarkets, Inc. were reclassified as equity investments in the fourth quarter of 2001 and the third quarter of 2002, respectively. Prior to the reclassification, the results of operations reflect the pro-rata share of revenues and expenses from these investments; however, the reclassification had no effect on net income. For the nine-month period ended September 30, 2002, the Del Monte and ShopRite interests contributed $547,000 to equity income.

Lease revenues (rental revenues and interest income from direct financing leases) decreased by $68,000 and $60,000 for the comparable three-month and nine-month periods as a result of the reclassification of the investment in the Del Monte and ShopRite properties. Net of the effect of the Del Monte and ShopRite reclassifications, lease revenues for the three and nine months increased $475,000 and $1,122,000, respectively, primarily as a result of the acquisition of properties leased to Orbseal LLC and Jen-Coat, Inc. in the third quarter of 2001 and to a lesser extent, scheduled rent increases on existing leases. Lease revenues for the comparable nine month periods reflect a reduction of $794,000 following the May 2001 sale of a property formerly leased to BAE Systems, Inc. Funds from the BAE property sale were used to acquire the Orbseal and Jen-Coat properties as well as the equity interest in the Special Devices properties.

Interest expense for the three-month and nine-month periods increased by $396,000 and $269,000, respectively, primarily due to the placement of debt since June 2001. Interest expense for the prior nine-month periods included approximately $100,000 of interest from an advance on the Company's credit facility as well as $443,000 of interest on a loan on the Del Monte properties which is now reflected in equity income. Interest incurred on previously

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

unencumbered properties included in the mortgage securitization was approximately $225,000 from August 28, 2002, the date of the placement of the mortgages, through September 30, 2002.

General and administrative expense decreased primarily as a result of a charge in 2001 for expensing costs of $255,000 which had previously been capitalized in connection with proposed acquisitions. The capitalized costs were written off when the proposed acquisitions were not completed. Property expense increased due to an increase in CPA(R):12's provision for uncollected rents. The provision is generally based on a percentage of rents and an evaluation of specific circumstances which could indicate the need to strengthen existing reserve balances. In July 2002 and October 2002, CPA(R):12 negotiated lease modifications with Randall International, Inc. and International Management Consulting, Inc., respectively. Both the Randall and IMCI lease amendments provide for a short-term deferral of rent and establish a schedule to systematically pay off rent arrearages with interest. To the extent that Randall and IMCI successfully restructure, the deferrals will not have a long-term effect on operating cash flow. Stated annual rents from Randall and IMCI are $849,000 and $824,000, respectively. Under the Randall agreement, Randall has granted CPA(R):12 warrants which are convertible into a 5% interest in the company.

As a result of obtaining $46,335,000 of new mortgage debt, interest expense will increase substantially. CPA(R):12 will use net proceeds from the mortgage transaction to acquire additional real estate interests. Additionally, with the acquisition of interests in the mortgage trust, CPA(R):12's interest income will increase substantially. Prior to this transaction, CPA(R):12's interest income represented amounts earned in investing cash in money market instruments. Management projects that the effective rate of interest on the mortgages obtained through the securitization, net of the projected cash flow from the interest in the mortgage trust, will be approximately 6.25%.

FINANCIAL CONDITION:

Since December 31, 2001, CPA(R):12's cash and cash equivalents have increased by $23,308,000 primarily as a result of obtaining new mortgage financing in connection with the mortgage securitization described below. As of September 30, 2002, CPA(R):12 has $50,455,000 in cash and cash equivalents. CPA(R):12 intends to use these funds, except for amounts needed to meet working capital needs, to acquire new properties to further diversity its portfolio.

One of CPA(R):12's primary objectives is to use the cash flow from its net leases (including its equity investments) to meet operating expenses, fund an increasing rate of dividends to shareholders and cover debt service. Cash flows from operations of $20,561,000 included $1,225,000 of prepayment premiums. Cash flow from continuing operations of $21,786,000 and equity investments of $953,000 were sufficient to pay dividends of $18,503,000 and distributions of $1,082,000 to minority interest partners, but were not sufficient to fully cover debt mortgage principal installments of $3,621,000, resulting in a shortfall of $467,000.

CPA(R):12 invests its cash in conservative, low-yielding money market investments until suitable real estate investments have been selected. Cash flows from operations are projected to increase substantially after the funds are invested in real estate. Based on Management's projections, when the funds are invested in net lease real estate, cash generated from operations should be sufficient to meet dividend objectives, meet principal payments and minority interest distributions. On a long-term basis, prudent selection of appropriate investments is of greater concern than investing funds as quickly as possible. Operating cash flow should also benefit from CPA(R):12's investment in the mortgage trust.

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

CPA(R):12's investing activities include using $8,582,000 to purchase interests in the mortgage loan pool. In January, CPA(R):12 paid its annual installment to its Advisor of $1,376,000 for deferred acquisition fees, and has funded a $903,000 expansion at an existing facility leased to Celadon Group, Inc. The Celadon expansion was completed in

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

May 2002 and resulted in an increase in Celadon's annual rent of $97,000. CPA(R):12 has no current commitments for expansion or improvement to its existing properties.

The mortgage pool consists solely of $172,335,000 of newly-issued mortgage loans collateralized by properties and lease assignments on properties owned by CPA(R):12 and three affiliates. Interests representing $148,206,000 of the securitized mortgage assets were offered to institutional investors and subordinated interests of $24,129,000 were purchased by CPA(R):12 and its affiliates. As of September 30, 2002, CPA(R):12 owned approximately $7,239,000 of the subordinated interests and $1,343,000 of the offered interests. CPA(R):12 intends to sell its remaining offered interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and, therefore, will be affected by any defaults or nonpayments of rents by lessees at the mortgaged properties, regardless of which affiliate owns the underlying property. CPA(R):12's cash flow, therefore, may be affected by events that occur at affiliates and not only from its own properties. To the extent that there are no defaults or nonpayments, CPA(R):12 may realize up to $1,075,000 in annual cash flow from its subordinated interest. Because the subordinated interests incur any losses before the other interests, the risk of a loss in cash flow and market value of the investment is greatest for this interest, and there is no assurance that there will be no adverse events that would significantly diminish cash flow from this investment.

In addition to the payment of dividends to shareholders, distributions to minority partners and scheduled principal payments on mortgage debt, CPA(R):12's financing activities include $44,704,000 of new mortgage proceeds that were received in connection with the financing of the mortgage pool, of which $8,908,000 was used to pay off two mortgage loans which were refinanced. As a result of placing loans in the mortgage pool, CPA(R):12 was able to obtain favorable terms (7.5% annual interest on a 25-year amortization schedule) on supermarkets, movie theaters and a health club, properties which traditional corporate mortgage lenders are currently financing at higher annual interest rates. CPA(R):12 and its affiliates believe they have found an additional, non-traditional source of financing mortgage debt and may seek to obtain additional limited recourse mortgages through a mortgage securitization in the future. There are no current plans to obtain additional financing through a securitization of loans. All of the loans are limited recourse loans and have maturity dates ranging from September 2010 to May 2012, at which time balloon payments are scheduled. Annual debt service payments will increase by $3,164,000. CPA(R):12 has a $20,000,000 credit facility available to it for investment opportunities and potential liquidity needs. As of September 30, 2002 there were no amounts outstanding under the credit facility. CPA(R):12 used $10,000,000 from the credit facility in January 2002 to pay off a mortgage loan on properties leased to Best Buy Co., Inc. which, in turn, was paid off from proceeds received from the Best Buy refinancing. The credit agreement requires CPA(R):12 to meet certain financial covenants, including restrictions on indebtedness and meeting or exceeding certain operating and coverage ratios. The credit facility is a general obligation of CPA(R):12 and matures in October 2003. A mortgage loan collateralized by a property leased to Telos Corporation is scheduled to mature in March 2013. As of September 30, 2002, the outstanding balance on the Telos mortgage loan is $5,251,000. CPA(R):12 has sufficient resources to pay off the loan; however, it will likely seek to refinance it.

A summary of CPA(R):12's contractual obligations and commitments as of September 30, 2002 is as follows:

(in thousands)                           Total       2002        2003        2004       2005        2006     Thereafter
                                         -----       ----        ----        ----       ----        ----     ----------
Obligations:
  Limited recourse mortgage
     notes payable                     $196,294     $1,354     $10,735      $5,936     $10,425     $11,517    $156,327
  Deferred acquisition fees               5,861                  1,277       1,289       1,161         963       1,171
  Subordinated disposition fees           1,376                                                                  1,376
Commitments:
  Share of minimum rents
     payable under office cost-
     sharing agreement                      819         47         206         206         206         154           -
                                        -------      -----      ------       -----      ------      ------     -------
                                       $204,350     $1,401     $12,218      $7,431     $11,792     $12,634    $158,874
                                        =======      =====      ======       =====      ======      ======     =======

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. CPA(R):12 does not expect SFAS No. 147 to have a material effect on its financial statements.

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

CPA(R):12 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2002 the interests in CCMT had a fair value of $8,574,895, which approximates cost .

Approximately $191,043,000 of CPA(R):12's long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of September 30, 2002 ranged from 6.50% to 9%. The interest rate on the variable rate debt as of September 30, 2002 was 5.32%. There has been no material change since December 31, 2001.

(in thousands)           2002       2003       2004        2005         2006      Thereafter       Total       Fair Value
                         ----       ----       ----        ----         ----      ----------       -----       ----------
Fixed rate debt         $1,315     $5,523     $5,936      $10,425     $11,517       $156,327      $191,043      $197,195
Average interest
   rate                   7.44%      7.44%      7.44%        7.45%       7.77%          7.52%
Variable rate
   debt                 $   39     $5,212                                                         $  5,251      $  5,251

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2002.

The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Company's management, including its co-chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Based upon this review, the Company's co-chief executive officers and chief financial officer have concluded that the Company's disclosure controls (as defined in pursuant to Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                   PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2002, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

          99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K:

               During the quarter ended September 30, 2002, CPA(R):12 was not required to file any reports on Form 8-K.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

       11/12/2002           By:     /s/ John J. Park
      ------------                 ----------------------------------------
          Date                           John J. Park
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

       11/12/2002           By:     /s/ Claude Fernandez
      ------------                 ----------------------------------------
          Date                           Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                 CERTIFICATIONS

We, William Polk Carey and Gordon F. DuGan, certify that:

1. We have reviewed this quarterly report on Form 10-Q of Corporate Property Associates 12 Incorporated (the "Registrant");

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     11/11/2002                        Date     11/11/2002
         ---------------------------                --------------------------

         /s/ William Polk Carey                     /s/ Gordon F. Dugan
         ---------------------------                --------------------------

         William Polk Carey                         Gordon F. DuGan
         Chairman                                   Vice Chairman
         (Co-Chief Executive Officer)               (Co-Chief Executive Officer)

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

I, John J. Park, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Corporate Property Associates 12 Incorporated (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     11/11/2002

         /s/ John J. Park
         ---------------------------

         John J. Park
         Chief Financial Officer