Form 10-K
period 2002-12-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2003-03-28
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 033-68728

                            -------------------------

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  13-3726306
       (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

         50 ROCKEFELLER PLAZA

       NEW YORK, NEW YORK 10020                            10020
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920

                                 (212) 492-1100

                            -------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

                            -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|.

Registrant has no active market for its common stock as of March 20, 2003. Non-affiliates held 28,755,385 shares as of March 25, 2003.

As of March 25, 2003, there are 30,101,349 shares of common stock of Registrant outstanding.

     CPA(R):12 incorporates by reference its definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

                                     PART I

Item 1.       Business.
              --------

Corporate Property Associates 12 ("CPA(R):12") Incorporated is a real estate investment trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2002, CPA(R):12's portfolio consisted of 97 properties leased to 42 tenants and totaling more than 10.2 million square feet.

CPA(R):12's core investment strategy is to own and manage its portfolio of properties leased to a variety of companies on a single tenant net lease basis, to maximize shareholder returns. Additional properties may be bought and net leased if appropriate opportunities arise. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. CPA(R):12 also generally includes in its leases:

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

CPA(R):12 was formed as a Maryland corporation on July 30, 1993. Between February 1994 and September 1997, CPA(R):12 sold a total of 28,334,451 shares of common stock for a total of $283,344,510 in offering proceeds. CPA(R):12 also raised an additional $10,000,000 through a private placement of its common stock in January 2001. These proceeds have been combined with limited recourse mortgage debt to purchase CPA(R):12's property portfolio. As a REIT, CPA(R):12 is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

Carey Asset Management Corp. provides both strategic and day-to-day management for CPA(R):12, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Asset Management Corp. also provides office space and other facilities for CPA(R):12. Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CPA(R):12 functions as a fully integrated operating company. CPA(R):12 pays asset management fees to Carey Asset Management Corp., pays certain transactional fees and also reimburses Carey Asset Management Corp. for certain expenses. Carey Asset Management Corp. also serves in this capacity for Carey Institutional Properties Incorporated ("CIP"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and Corporate Property Associates 15 Incorporated ("CPA(R):15"). Carey Asset Management Corp. is a wholly-owned subsidiary of W.
P. Carey & Co. LLC, a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CPA(R):12's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2002, CPA(R):12 had no employees. An affiliate of Carey Asset Management Corp. employs 27 individuals who perform services for CPA(R):12. CPA(R):12's website address is http://www.CPA12.com.

BUSINESS OBJECTIVES AND STRATEGY

CPA(R):12's objectives are to:

      - pay quarterly dividends at an increasing rate that for taxable shareholders are partially free from current taxation;

      -     provide inflation protected income;

      - purchase and own a diversified portfolio of net-leased real estate that will increase in value; and increase the value of its shares by increasing the equity in its real estate by making regular mortgage principal payments.

CPA(R):12 seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CPA(R):12 intends its portfolio to be diversified by geography, property type and by tenant.

DEVELOPMENTS DURING 2002

CPA(R):12 owns a 37% interest in a partnership which leases properties to Best Buy Co., Inc. The remaining 63% is owned by CIP(R). In February 2002, the Best Buy partnership paid off an existing limited recourse mortgage loan of $25,743,178. The retired loan provided for monthly payments of interest and principal of $291,290 at an annual interest rate of 9.01%. The partnership obtained a new limited recourse mortgage loan of $28,500,000 which provides for monthly payments of interest and principal of $210,427 at an annual interest rate of 7.49%. The loan matures in May 2012 at which time a balloon payment is scheduled.

On August 28, 2002, CPA(R):12 and three affiliates, W. P. Carey & Co. LLC, CIP(R) and CPA(R):14 obtained an aggregate of approximately $172,335,000 of limited recourse mortgage financing collateralized by 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose sole assets consist solely of the loans, and sold interests in the trust as collateralized mortgage obligations in a private placement to institutional investors. CPA(R):12 and the three affiliates agreed to acquire a separate class of subordinated interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by CPA(R):12 was proportional to the mortgage amounts obtained. CPA(R):12 obtained new mortgage financing proceeds in this transaction of $46,335,264. The CPA(R) Interests were purchased for $24,128,739 of which CPA(R):12's share was $7,238,622, or 30%.

The loans obtained were as follows:

Lease Obligor                        Loan Amount         Annual Debt Service         Maturity Date
-------------                        -----------         -------------------        ---------------
Silgan Companies Corporation          $ 7,236,811            $  641,753               August 2012
Childtime Childcare, Inc.               6,871,863               609,390                March 2012
Randall International Inc.              5,549,909               492,160              September 2010
Garden Ridge Corporation                5,510,978               488,708              December 2010
Rheometric Scientific, Inc.             5,426,070               481,178              December 2011
Rave Reviews Cinemas L.L.C.             4,399,119               390,109                 May 2012
Q Clubs, Inc.                           4,330,319               384,008                April 2011
Sentry Technologies Corporation         3,282,994               291,132               August 2011
Celadon Group, Inc.                     2,100,683               186,284                 May 2011
Compass Bank for Savings                1,626,518               144,238              February 2012
                                        -----------          ----------
                                        $46,335,264          $4,108,960
                                        ===========          ==========

The above mortgage loans provide for payments of principal and interest at an annual rate of 7.5% and are based on a 25-year amortization schedule. Balloon payments are due on the maturity dates.

The loans paid off were as follows:

                                                                        Annual  Debt
Lease Obligor                                  Loan Amount              Service            Interest Rate
-------------                                  -----------              -------            -------------
Childtime Childcare, Inc.                       $4,677,496              $492,204                8.19%
Garden Ridge Corporation                         4,230,699               452,699                8.72%
                                                ----------              --------
                                                $8,908,195              $944,903
                                                ==========              ========

On December 26, 2002, CPA(R):12, CPA(R):14, CPA(R):15, formed three newly formed limited partnerships with ownership interests of 15%, 35% and 50% respectively, which purchased land and seven buildings located in Kingman, Arizona; Woodland, California; Jonesboro, Georgia; Kansas City, Missouri; Springfield, Oregon; Fogelsville, Pennsylvania and Corsicana, Texas for $131,678,450, and entered into three master net leases with TruServ Corporation. The leases have initial terms of 20 years followed by one renewal term of nine years and 11 months and a second renewal term of 10 years. The leases provide for aggregate initial rent of $12,007,151, with stated annual increases. In connection with the purchase of the properties, the limited partnerships obtained limited recourse mortgage loans totaling $76,654,821 (including $27,550,047 obtained in January 2003), collateralized by deeds of trust on the properties, and lease assignments. The loans provide for aggregate monthly payments of interest and principal of $451,134, at an annual interest rate of 5.83% based on 30-year amortization schedules. The loans mature in January and February 2013 at which time balloon payments are scheduled.

In October 2002, CPA(R):12 and Rheometric entered into an agreement that would allow Rheometric to terminate its lease for its facility in Piscataway, New Jersey upon completion of an asset sale of one of its lines of business. On January 16, 2003, Rheometric completed the sale of its rheology instruments business to the Waters Corporation at which time the lease termination ageement became effective. In connection with the sale of the business to Waters, Rheometric changed its name to Proterion Corporation. Under the agreement, CPA(R):12 received a payment of $2,250,000 (all of which is held in escrow by the mortgage lender) and $256,315 which had been held by CPA(R):12 from a sale of excess land at the Piscataway property and which was to be released to Rheometric upon satisfaction of certain conditions was retained. The termination agreement also provides for two payments to CPA(R):12 totaling up to $750,000 over the next year. In addition, the exercise price for warrants for 466,140 shares of Rheometric common stock was reduced from $2.00 to $.01 per share and were concurrently converted to 456,424 shares of common stock pursuant to a cashless exercise. CPA(R):12 has the right to sell such shares at any time. CPA(R):12 also received an additional 650,000 shares of Rheometric common stock, the sale of which is subject to certain restrictions. As of March 12, 2003, the per share closing price of Proterion Corporation was $0.30.

On February 7, 2003, CPA(R):12, CPA(R):14 and CPA(R):15, through a newly-formed limited liability company with ownership interests of 15%, 41% and 44%, respectively purchased land and 15 health club facilities for $178,010,471 and entered into a master net lease with Starmark Camhood, L.L.C. The lease obligations of Starmark are jointly unconditionally guaranteed by seven of its affiliates. The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272,400 with CPI-based increases scheduled in November 2006, 2010, 2014, 2018 and 2021. $167,400 of annual rent will not be included in the determination of the future rent increases. In connection with the purchase, the limited liability company obtained first mortgage limited recourse financing of $88,300,000 and a mezzanine loan of $20,000,000. The first mortgage provides for monthly payments of interest and principal of $563,936 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is scheduled. The mezzanine loan provides for monthly payments of interest and principal of $277,201 at an annual interest rate of 11.15% and will fully amortize over its ten-year term. The limited liability company was granted 5,276 warrants for Class C Unit interests in Starmark and which represent a 5% interest in the company. The warrants which may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a net settlement.

On March 12, 2003, CPA(R):12 purchased a 35% interest in a limited liability company from CPA(R):15. The limited liability company that owns properties leased to Medica-France and affiliates of Carrefour S.A. The purchase price for the 35% interest consisted of a payment of $11,916,465 and the assumption of a deferred fee payable to the Advisor of $1,031,046. The purchase price was based on the appraised value of the properties (based on the current exchange rate for the Euro) adjusted for capital costs incurred since the acquisition by CPA(R):15 including fees paid to the Advisor, net of mortgage debt. Based on the current exchange rate for the Euro, the value used for Medica and Carrefour properties as of the date of the purchase of the 35% interests was $47,218,481 and $119,358,007, respectively, inclusive of fees. The Medica leases have a remaining term through June 2011 and provide for aggregate annual rent of Euro 3,856,618 ($4,226,467 based on the current exchange rate) with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index. The Carrefour leases have a remaining term through December 2011 at an aggregate annual rent of Euro 10,190,269 ($11,167,516) with annual rent increases based on a formula, indexed to the INSEE, a French construction cost index. In connection with the purchase of the properties, the limited liability company obtained limited recourse mortgage debt of Euro 34,000,000 ($37,260,600) and Euro 84,244,000 ($92,323,000) on the Medica and
Carrefour properties, respectively. The Medica and Carrefour loans provide for quarterly payments of interest at an annual interest rate of 5.631% and 5.55%, respectively, and stated principal payments with scheduled increases over their terms. The Medica and Carrefour loans mature in October 2017 and December 2014, respectively, at which time balloon payments are scheduled.

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

      - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

      - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock. As of December 31, 2002, CPA(R):12 held warrant positions in four tenants.

FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):12 uses leverage when available on favorable terms. CPA(R):12 has approximately $194,934,000 in property level debt outstanding. These mortgages mature between 2003 and 2020 and have interest rates between 5.64% and 8.75%. CPA(R):12 also has available to it a $20,000,000 credit facility, as discussed above, with no outstanding balance as of December 31, 2002.

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

HOLDING PERIOD

CPA(R):12 intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CPA(R):12 shareholders. If CPA(R):12's common stock is not listed for trading on a national securities exchange or included for quotation on Nasdaq, CPA(R):12's policy is to generally begin selling properties within ten years after the proceeds of the public offering are substantially invested, subject to market conditions. Pursuant to this policy, CPA(R):12's board of directors will begin considering liquidity alternatives for CPA(R):12 over the course of the next year or two. The board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidity strategy which is likely to result in the greatest value for the shareholders.

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

INDUSTRY SEGMENT

CPA(R):12 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2002, Applied Materials, Inc. represented 11% of the total operating revenue of CPA(R):12. Applied Materials is publicly traded and files financial information with the United States Securities and Exchange Commission in accordance with the 1933 and 1934 Acts..

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

CPA(R):12's future results may be affected by certain risks and uncertainties including the following:

We are subject to the risks of real estate ownership which could reduce the value of our properties.

Our properties may include net leased industrial and commercial property. The performance of CPA(R):12 is subject to risks incident to the ownership and operation of these types of properties, including:

        -       changes in the general economic climate;

        - changes in local conditions such as an oversupply of space or reduction in demand for real estate;

        -       changes in interest rates and the availability of financing;

        -       competition from other available space; and

        - changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

We may have difficulty selling or re-leasing our properties.

Real estate investments are relatively illiquid compared to most financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. Many of the net leases we enter into or acquire are for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. In addition, provisions of the Internal Revenue Code relating to REITs limit our ability to sell properties held for fewer than four years. These and other limitations may affect our ability to sell properties without adversely affecting returns to our shareholders.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues.

Most of our properties are occupied by a single tenant and, therefore, the success of our investments are materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet the mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

The bankruptcy of tenants would cause a reduction in revenue. A tenant in bankruptcy could cause:

        -       the loss of lease payments;
        -       an increase in the costs incurred to carry the property;
        -       a reduction in the value of shares; and
        -       a decrease in distributions to shareholders.

Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year's lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years' lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor.

Some of the programs managed by Carey Asset Management Corp. or its affiliates have had tenants file for bankruptcy protection and are involved in litigation. Four CPA(R) programs had to reduce the rate of distributions to their partners as a result of adverse developments involving tenants.

If our tenants are highly leveraged, they may have a higher possibility of filing for bankruptcy. Of tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions, those that are highly leveraged may have a higher possibility of filing for bankruptcy. In bankruptcy, a tenant has the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues would be reduced and could cause us to reduce distributions to shareholders. We have highly leveraged tenants at this time, and we may have additional highly leveraged tenants in the future.

Our tenants generally do not have a recognized credit rating, which may create a higher risk of lease defaults and therefore lower revenues than if our tenants had a recognized credit rating.

Generally, no credit rating agencies evaluate or rank the debt or the credit risk of our tenants, as we seek tenants that we believe will have improving credit profiles. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long term leases with tenants whose credit potential has already been recognized by the market.

There is not, and may never be a public market for our shares, so it will be difficult for shareholders to sell shares quickly.

There is no current public market for the shares and, therefore, it will be difficult for shareholders to sell their shares promptly. In addition, the price received for any shares sold is likely to be less than the proportionate value of the real estate we own.

Our success is dependent on the performance of W. P. Carey & Co.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of W. P. Carey & Co. in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of W. P. Carey & Co. and the oversight of the board of directors.

W. P. Carey & Co. may be subject to conflicts of interest.

W. P. Carey & Co. manages our business and selects our real estate investments.
W. P. Carey & Co. has some conflicts of interest in its management of CPA(R):12, which arise primarily from the involvement of W. P. Carey & Co. and its affiliates in other activities that may conflict with CPA(R):12 and the payment of fees by us to W. P. Carey & Co. and its affiliates. The activities in which a conflict could arise between CPA(R):12 and W. P. Carey & Co. are:

        - the receipt of commissions, fees and other compensation by W. P. Carey & Co. and its affiliates for property purchases, leases, sales and financing for CPA(R):12, which may cause W. P. Carey & Co. and its affiliates to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

        - agreements between CPA(R):12 and W. P. Carey & Co. or any of its affiliates, including agreements regarding compensation of W. P. Carey & Co. and its affiliates, will not be negotiated on an arm's length basis as would occur if the agreements were with unaffiliated third parties;

        - purchases and loans from affiliates, subject to CPA(R):12's investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

        - competition with certain affiliates for property acquisitions, which may cause W. P. Carey and its affiliates to direct properties suitable for us to other related entities;

        - disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor's desire to sell a property and our plans to hold or sell the property.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by W. P. Carey & Co. and/or its affiliates and the distributions to shareholders.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties.

Potential liability for environmental matters could adversely affect our financial condition..

We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on CPA(R):12:

        - Responsibility and liability for the cost of removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants.

        - Liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances.

        - Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral.

Our use of debt to finance acquisitions could adversely affect our cash flow.

Most of our property acquisitions have been made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. We typically borrow between 55% and 65% of the purchase price of our properties. There is no limitation on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties. Any borrowings in excess of 75% of the value of all properties must be approved by a majority of the independent directors and disclosed to shareholders. As of December 31, 2002, we had limited recourse mortgage notes payable outstanding of $194,934,000.

Failure to qualify as a REIT could adversely affect our operations and ability to make distributions.

If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the distributions paid deduction and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status.

The Internal Revenue Service may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the Asset Tests or the Income Tests and consequently lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT Taxable Income could be recalculated which could cause us to fail the Distribution Test.

Balloon payment obligations may adversely affect our financial condition..

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

Scheduled balloon payments for the next five years are as follows:

        -       2003 - $5.1 million;
        -       2004 - None;
        -       2005 - $4.1 million;
        -       2006 - $5.3 million; and
        -       2007 - $16.3 million

A limit on the number of shares a person may own may discourage a takeover.

Our articles of incorporation restrict ownership of more than 9.8% of the outstanding shares by one person. These restrictions may discourage a change of control of CPA(R):12 and may deter individuals or entities from making tender offers for shares, which offers might be financially attractive to shareholders or which may cause a change in the management of CPA(R):12.

Maryland law could restrict change in control.

Provisions of Maryland law applicable to us prohibit business combinations with:

        - any person who beneficially owns 10% or more of the voting power of outstanding shares;

        - an affiliate of us who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares ("an interested shareholder"); or

        -       an affiliate of an interested shareholder.

These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in shareholders' interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder.

Our participation in joint ventures creates additional risk.

We participate in joint ventures with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that W. P. Carey & Co. or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

In some of our joint venture relationships with publicly registered investment programs or other entities sponsored by Carey Asset Management Corp. or one of its affiliates, we enter into investments as tenants-in-common. This poses risks in addition to those mentioned above. The partition rights of each co-tenant in a tenancy-in-common could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that Carey Asset Management Corp. or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We may incur costs to finish build-to-suit properties.
We may sometimes acquire undeveloped or partially developed land parcels for the purpose of owning to-be-built facilities for a prospective tenant. Oftentimes, completion risk, cost overruns and on-time delivery are the obligations of the prospective tenant. To the extent that the tenant or the third-party developer experiences financial difficulty or other complications during the construction process we may be required to incur project costs to complete all or part of the project within a specified time frame. The incurrence of these costs or the non-occupancy by the tenant may reduce the project's and our portfolio returns.

Item 2.       Properties.
              ----------

Set forth below is certain information relating to the Company's properties owned as of December 31, 2002.

                                                                  RENT PER
LEASE OBLIGOR/                      OWNERSHIP          SQUARE      SQUARE     SHARE OF CURRENT   INCREASE    LEASE
LOCATION                            INTEREST(1)        FOOTAGE      FOOT       ANNUAL RENTS(2)    FACTOR      TERM     MAXIMUM TERM
------------------------------- ------------------- -------------- --------   ---------------- ----------- ----------  -------------
ADVANCED MICRO DEVICES, INC.(3)
                              33 1/3% interest in
                              a limited liability
                              company owning land
Sunnyvale, CA                 and buildings             361,965    $27.01       $3,258,938          CPI       Aug. 2019    Aug. 2039

GALYAN'S TRADING COMPANY(3)
 Lombard, IL; Fairfax, VA              100%             197,245     12.46        2,457,345          Stated    Dec. 2020    Dec. 2060

SPECTRIAN CORPORATION(3)
 Sunnyvale, CA (2)                     100%             141,787     15.07        2,136,344          CPI       Nov. 2011    Nov. 2026

SCOTT COMPANIES, INC.(3)
 San Leandro, CA                       100%             432,081      4.77        2,062,281          CPI       Jan. 2017    Jan. 2032


SPECIAL DEVICES, INC.(3)
 Moorpark, CA; Mesa, AZ                 50%             249,276     15.74        1,962,000          CPI       Jun. 2021    Jun. 2041

PERRY GRAPHIC COMMUNICATIONS AND JUDD'S INCORPORATED(3)
 Baraboo and Waterloo, WI              100%             899,476      2.10        1,888,875          Stated    Dec. 2017    Dec. 2032

 BEST BUY CO., INC.(3)
 Fort Collins, CO; Matteson
 and Schaumburg, IL;
 Attleboro, MA; Nashua, NH;      37% interest in a
 Albuquerque, NM; Arlington,     general
 Beaumont, Dallas, Fort Worth    partner-ship
 and Houston, TX; Virginia       owning land and
 Beach, VA                       buildings              585,644      8.58        1,859,160          Stated    Apr. 2018    Apr. 2033

 WESTELL TECHNOLOGIES, INC.(3)
  Aurora, IL                           100%             210,877      8.63        1,818,879          Stated    Sep. 2017    Sep. 2027

TRUSERV CORPORATION(3)
 Kingman, Arizona;
 Springfield, Oregon;
 Fogelsville, Pennsylvania;      15% interest in
 Jonesboro, Georgia; Kansas       three limited
 City, Missouri; Woodland,     partnerships owning
 California; Corsicana, Texas   land and buildings    3,443,100      3.49       $1,801,073          Stated    Dec. 2022    Nov. 2042

 TELOS CORPORATION(3)
  Loudon County, VA                    100%             192,775      8.64        1,665,539          CPI       Mar. 2016    Mar. 2036

APPLIED MATERIALS, INC. (ETEC SYSTEMS, INC.)(3)

                                                                  RENT PER
LEASE OBLIGOR/                      OWNERSHIP          SQUARE      SQUARE     SHARE OF CURRENT   INCREASE    LEASE
LOCATION                            INTEREST(1)        FOOTAGE      FOOT       ANNUAL RENTS(2)    FACTOR      TERM     MAXIMUM TERM
------------------------------- ------------------- -------------- --------   ---------------- ----------- ----------  -------------
                              Majority interest
                              in a limited
                              liability company
                              owning land and
Hayward, CA                   building(5)               241,220      6.72       $1,620,649          CPI       Sep. 2014    Jan. 2030

CAREER EDUCATION CORPORATION
 Mendota Heights, MN                   100%             136,400     11.63        1,585,882          Stated    May  2011     May 2021

Q CLUBS, INC.(3)
 Austin, TX(3)                         100%              43,935     17.31          760,332          CPI       Jun. 2013    Jun. 2033
 Houston, TX                           100%              46,733     16.82          786,119          CPI       Jul. 2016    Jul. 2036
                                                         ------                  ---------
     Total:                                              90,668                  1,546,451

PPD DEVELOPMENT, INC.(3)
 Austin, TX                            100%             180,789      8.32        1,504,190          CPI       Nov. 2010    Nov. 2030

DEL MONTE CORPORATION(3)
 Mendota, IL; Plover, Toppenish
 and Yakima, WA                         50%(6)          735,766      4.02        1,477,713          CPI       Jun. 2016    Jun. 2056

SICOR, INC.(3)

                                50% interest in a
                                general
                                partner-ship
                                owning land and
San Diego, CA (2)               buildings               144,312     20.41        1,472,736          CPI       Jul. 2009    Jul. 2044

THE UPPER DECK COMPANY(3)
                               50% interest in a
                               limited liability
                               company owning
Carlsbad, CA                   land and buildings       294,780      9.85        1,452,220          CPI       Dec. 2020    Dec. 2040

SILGAN CONTAINERS CORPORATION(3)
 Fort Dodge, IA; Oconomowoc
 and Menomonie, WI                     100%             330,561      4.30        1,421,352          CPI       Oct. 2014    Oct. 2029

COMPUCOM SYSTEMS, INC.(3)
                              33 1/3% interest in
                              a limited liability
                              company owning land
Dallas, TX                    and buildings             255,351     16.54        1,408,043          CPI       Apr. 2019    Apr. 2029

THE BON-TON STORES, INC.(3)
 Allentown and Johnstown, PA          100%              480,059      2.81        1,348,121          CPI       Apr. 2017    Apr. 2047

MCLANE COMPANY, INC.(3)
                              40% interest in two
                              limited liability
Shawnee, KS;                  companies owning
Burlington, NJ;               land and buildings
Manassas, VA                                            529,602      6.06        1,282,990          CPI       Dec. 2020    Dec. 2040

TEXTRON, INC.(3)

                             50% interest in a
                             limited liability
                             company owning
Gilbert, AZ                  land and building          243,370     10.19        1,239,739          CPI       Jan. 2019    Jan. 2039

                                                                  RENT PER
LEASE OBLIGOR/                      OWNERSHIP          SQUARE      SQUARE     SHARE OF CURRENT   INCREASE    LEASE
LOCATION                            INTEREST(1)        FOOTAGE      FOOT       ANNUAL RENTS(2)    FACTOR      TERM     MAXIMUM TERM
------------------------------- ------------------- -------------- --------   ---------------- ----------- ----------  -------------
JEN-COAT, INC.(3)
  Westfield, MA (2)                    100%             377,500      3.21        1,210,000          CPI       Aug. 2021    Aug. 2041

CHILDTIME CHILDCARE, INC.(3)
  Chandler, AZ; Fleming Island,
  FL; Ackworth, GA; Hauppauge
  and Patchogue, NY; New
  Territory and Sugarland, TX;
  Hampton, VA; Siverdale, WA           100%              71,372     16.67        1,190,074          CPI       Jun. 2017    Jun. 2027

ORBSEAL EUROPE I LLC AND ORBSEAL - AUSTRALIA LLC 3
  Richmond, MO                         100%             266,585      3.80        1,011,750          CPI       Sep. 2021    Sep. 2041

PACIFIC LOGISTICS, L.P.(3)
  Dallas, TX                           100%             219,614      4.57        1,003,257          CPI       Jan. 2019    Jan. 2059

THE GARDEN COMPANIES, INC.(3)
  Chattanooga, TN                      100%             242,317      3.80          920,292          CPI       Jun. 2015    Jun. 2035

SHOPRITE SUPERMARKETS, INC.(3, 4)
                                    45% interest in
                                       a limited
                                      partnership
                                    ownding land and                                            Stated/%
  Ellenville and Warwick, NY           buildings        136,438     16.44        1,009,426  of Sales          Oct. 2024    Oct. 2044

GARDEN RIDGE CORPORATION               100%             141,284      6.65          939,580          CPI       Apr. 2016    Apr. 2036
 South Tulsa, OK

CELADON GROUP, INC.(3)
 Indianapolis, IN                      100%              76,326     11.80          900,891          CPI       Sep. 2021    Sep. 2036

RHEOMETRIC SCIENTIFIC, INC.(3)
 Piscataway, NJ                        100%             104,120      8.65          900,717          CPI       Feb. 2011    Feb. 2031

NUTRAMAX PRODUCTS, INC.
 Houston, TX                           100%             248,960      3.47          864,498          CPI       Apr. 2013    Apr. 2018

VARIOUS TENANTS(3)
 Newark, DE                            100%             162,220      5.24          850,430                               (7)

RANDALL INTERNATIONAL, INC.(3)
 Carlsbad, CA                          100%              88,329      8.82          779,230          CPI       Jan. 2016    Jan. 2026

RAVE REVIEWS CINEMAS, L.L.C.(3)
 Hickory Creek, TX                     100%              57,126     13.63          778,348          CPI       Feb. 2021    Feb. 2041

VERMONT TEDDY BEAR CO., INC.(3)
 Shelburne, VT                         100%              55,446     11.83          656,027          CPI       Jul. 2017    Jul. 2032

VIASYSTEMS GROUP INC.(3)
 Milford, MA                           100%             108,125      6.03          652,034          CPI       Jul. 2009    Jul. 2014

SENTRY TECHNOLOGY CORPORATION(3)
 Hauppauge, NY                         100%              68,333      8.03          548,739          CPI       Dec. 2016    Dec. 2020

BALANCED CARE CORPORATION(3)
  Mechanicsburg, PA                    100%              41,187     12.79          526,730          CPI       Jun. 2014    Jun. 2024

                                                                  RENT PER
LEASE OBLIGOR/                      OWNERSHIP          SQUARE      SQUARE     SHARE OF CURRENT   INCREASE    LEASE
LOCATION                            INTEREST(1)        FOOTAGE      FOOT       ANNUAL RENTS(2)    FACTOR      TERM     MAXIMUM TERM
------------------------------- ------------------- -------------- --------   ---------------- ----------- ----------  -------------
FLEMING COMPANIES, INC. 3
                                  40% interest in a
                                  limited liability
                                  company owning
  Grand Rapids, MI                land and bulding      179,462      6.93          497,168          Stated    Jul. 2006    Jul. 2026

INTERNATIONAL MANAGEMENT CONSULTANT, INC.
  Ashburn, VA                          100%              69,983      5.89          412,179          CPI       Feb. 2019    Feb. 2019

WAL-MART STORES, INC. 3
 Greenfield, IN                        100%              82,620      4.81          397,226          Stated    Jan. 2005    Jan. 2020

COMPASS BANK FOR SAVINGS(3)
 Bourne, Sandwich and Wareham,

MA                                     100%              22,208      9.06          201,310          CPI       Dec. 2017    Dec. 2037


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

      5. Under the limited liability company agreement, the Company has a 100% interest in a portion of the leased properties and a 50.01% interest in the other portion of the property.

      6. Mendota, Plover and Toppenish properties are owned through an interest in a limited liability company and the Yakima property is owned as a tenant-in-common.

      7.    Subject to short-term leases.

Item 3. Legal Proceedings.

As of the date hereof, Registrant is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to the Company's common equity is hereby incorporated by reference to page 32 of Registrant's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 11 of the Company's Annual Report contained in Appendix A.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk:

Approximately $189,722,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2002 ranged from 6.5% to 8.75% per annum. The interest rate on the variable rate debt as of December 31, 2002 is 5.64%.

(in thousands)
                          2003       2004        2005       2006        2007      Thereafter      Total       Fair Value
                          ----       ----        ----       ----        ----      ----------      -----       ----------
Fixed rate debt           $5,536    $5,948     $10,443     $11,540    $24,560      $131,695      $189,722      $196,680
Weighted average
    interest rate            7.4%      7.4%       7.72%       7.75%      7.58%         7.47%
Variable rate debt         5,212         -           -           -          -             -         5,212         5,212

CPA(R):12 has a $20,000,000 credit facility available to it for investment opportunities and potential liquidity needs. As of December 31, 2002 there was no amounts outstanding under the credit facility. The Company used $10,000,000 from the credit facility in January 2002 to pay off a mortgage loan on properties leased to Best Buy Co., Inc. which, in turn, was paid off from proceeds received from the Best Buy refinancing. The credit agreement requires the Company to meet certain financial covenants, including restrictions on indebtedness and meeting or exceeding certain operating and coverage ratios. The credit facility is a general obligation of the Company and matures in October 2003.

Item 8.       Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of Registrant are hereby incorporated by reference to pages 12 to 31 of the Company's Annual Report contained in Appendix A:

(i)   Report of Independent Accountants.

(ii)  Consolidated Balance Sheets as of December 31, 2002 and 2001

(iii) Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

(iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 2000, 2001 and 2002.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

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

                                     PART IV

Item 14.          Controls and Procedures

     The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of December 31, 2002.

     The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Company's management, including its chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods. Based upon this review, the Company's co-chief executive officers and chief financial officer have concluded that the Company's disclosure controls (as defined in pursuant to Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1. Consolidated Financial Statements:

      The following consolidated financial statements are filed as a part of this Report:

      Report of Independent Accountants.

      Consolidated Balance Sheets, December 31, 2002 and 2001.

      Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000.

      Consolidated Statement of Shareholders' Equity for the years ended December 31, 2000, 2001, and 2002.

      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

      Notes to Consolidated Financial Statements.

      The consolidated financial statements are hereby incorporated by reference to pages 12 to 31 of the Company's Annual Report contained in Appendix A.

    (a) 2. Financial Statement Schedules:

      The following schedules are filed as a part of this Report:

      Report of Independent Accountants.

      Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002.

      Schedule III of the Company is contained on pages 28 to 33 of this Form 10-K.

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


 Exhibit No.                         Description                                                Method of Filing

    3.1    Articles of Incorporation of Registrant.                                     Exhibit 3(A) to Registration Statement
                                                                                        (Form S-11) No. 33-68728

    3.2    Bylaws of Registrant.                                                        Exhibit 3(B) to Registration Statement
                                                                                        (Form S-11) No. 33-68728

    10.1   Advisory Agreement between Registrant and Carey Property Advisors.           Exhibit 10(A) to Registration
                                                                                        Statement (Form S-11) No. 33-68728

    10.2   Lease Agreement dated October 8, 1993 between Elwa-BV (NY) QRS 11-24,        Filed as Exhibit 10.2 to Registrant's
           Inc., as Landlord, and Big V Supermarkets, Inc., as Tenant.                  Form 10-K dated March 30, 1995

    10.3   Amendment to Lease Agreement dated July 15, 1994 by and between Elwa-BV      Filed as Exhibit 10.3 to Registrant's
           (NY) QRS 11-24, Inc. and Big V Supermarkets, Inc.                            Form 10-K dated March 30, 1995

    10.4   Amended and Restated Mortgage and Security Agreement dated October 8,        Filed as Exhibit 10.4 to Registrant's
           1993 from Elwa-BV (NY) QRS 11-24, Inc., as Mortgagor, to Key Bank of         Form 10-K dated March 30, 1995
           New York.

    10.5   $7,500,000 Amended, Restated and Consolidated Bonds dated October 8,         Filed as Exhibit 10.5 to Registrant's
           1993.                                                                        Form 10-K dated March 30, 1995

    10.6   Modification and Assumption Agreement dated July 15, 1994 among Elwa-BV      Filed as Exhibit 10.6 to Registrant's
           (NY) QRS 11-24, Inc., Elwa-BV (NY) QRS 12-3, Inc. and Key Bank of New        Form 10-K dated March 30, 1995
           York, as Lender.

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

    10.12  First Amendment to Owner's Lien Agreement dated May 27, 1994 by              Filed as Exhibit 10.12 to Registrant's
           CPA(R):10, CIP(TM)and Registrant for the benefit of Teachers Insurance and   Form 10-K dated March 30, 1995
           Annuity Association of America.

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

    10.15  Deed of Trust, Security Agreement and Financing Statement dated
           December 21, 1993 between GENA Property Company, as Trustor, and The         Filed as Exhibit 10.15 to Registrant's
           Northwestern Mutual Life Insurance Company, as Trustee.                      Form 10-K dated March 30, 1995


 Exhibit No.                         Description                                                Method of Filing


   10.16   $13,000,000 Promissory Note dated December 21, 1993 from GENA Property       Filed as Exhibit 10.16 to Registrant's
           Company, as Obligor, to The Northwestern Mutual Life Insurance Company,      Form 10-K dated March 30, 1995
           as Obligee.

   10.17   Lease Agreement dated February 1, 1995 by and between ESI (CA) QRS           Filed as Exhibit 10.17 to Registrant's
           12-6, Inc., as Landlord, and ETEC Systems, Inc., as Tenant.                  Form 8-K dated June 23, 1995

   10.18   Deed of Trust, Assignment of Rents and Security Agreement dated              Filed as Exhibit 10.18 to Registrant's
           February 1, 1995 by ESI (CA) QRS 12-6, Inc., as Trustor, in favor of         Form 8-K dated June 23, 1995
           First American Title Insurance Company, as Trustee, for the benefit of
           Creditanstalt-Bankverein, as Beneficiary.

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

   10.28   Construction Agency Agreement dated October 31, 1995 between Del             Filed as Exhibit 10.28 to Registrant's
           Monte Corporation and DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10.         Form 8-K dated November 27, 1995

   10.29   Lease Agreement dated October 31, 1995 by and between DELMO (PA) QRS         Filed as Exhibit 10.29 to Registrant's
           11-36 and DELMO (PA) QRS 12-10, collectively, as Landlord, and Del           Form 8-K dated November 27, 1995
           Monte Corporation, as Tenant.

   10.30   Lease Agreement dated November 13, 1995 by and between ABI (TX) QRS          Filed as Exhibit 10.30 to Registrant's
           12-11, Inc., as Landlord, and Pharmaco LSR International Inc., as            Form 8-K dated November 27, 1995
           Tenant.


 Exhibit No.                         Description                                                Method of Filing
   10.31   Lease Agreement dated December 26, 1995 by and between Cards Limited         Filed as Exhibit 2.1 to Registrant's
           Liability Company, as Landlord, and The Upper Deck Company, as Tenant.       Form 8-K dated February 2, 1996

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


 Exhibit No.                         Description                                                Method of Filing

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

   10.55   Lease agreement dated November 26, 1997 by and between CPA(R):12, Inc. as    Filed as Exhibit 10.2 to Registrant's
           Landlord, and Randall International, as Tenant.                              Form 8-K dated March 31, 1998

   10.56   Lease agreement dated December 31, 1997 by and between CPA(R):12, Inc. as    Filed as Exhibit 10.3 to Registrant's
           Landlord, and Sandwich Cooperative Bank, as Tenant.                          Form 8-K dated March 31, 1998

   10.57   Lease agreement dated November 12, 1997 by and between CPA(R):12, Inc. as    Filed as Exhibit 10.4 to Registrant's
           Landlord, and Brown Institute, Ltd., as Tenant.                              Form 8-K Dated March 31, 1998

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

   10.61   Lease agreement dated February 3, 1998 by and between CPA(R):12, Inc. and    Filed as Exhibit 10.8 to Registrant's
           CPA:14, Inc., as Landlords, and Etec Systems, Inc., as Tenant.               Form 8-K dated March 31, 1998

   10.62   Lease agreement dated December 16, 1997 by and between CPA(R):12, Inc.,      Filed as Exhibit 10.9 to Registrant's
           as Landlord, and Perry Graphic Communications, Inc., as Tenant.              Form 8-K dated March 31, 1998

   21.1    Subsidiaries of Registrant as of March 20, 2003                              Filed herewith

   23.1    Consent of PricewaterhouseCoopers LLP                                        Filed herewith

           Limited Guaranty of Payment dated October 8, 1993 from CIP(TM), as           Filed as Exhibit 28.1 to Registrant's
   28.1    Guarantor, to Key Bank of New York, as Lender.                               Form 10-K dated March 30, 1995

   28.2    Amendment to Limited Guaranty of Payment dated July 15, 1994                 Filed as Exhibit 28.2 to Registrant's
           among CIP(TM)  and Registrant, Guarantors, and Key Bank                      Form 10-K dated March 30, 1995
           of New York, as Lender.


 Exhibit No.                         Description                                                Method of Filing
   28.3    Guaranty and Suretyship Agreement dated June 8, 1995 by Sports &             Filed as Exhibit 28.3 to Registrant's
           Fitness Clubs, Inc., as Guarantor, to SFC (TX) QRS 12-7, Inc., as            Form 8-K dated June 23, 1995
           Landlord.

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

   99.1    Certification of Chief Executive Officer                                     Filed herewith

   99.2    Certification of Chief Financial Officer                                     Filed herewith


     (b)   Reports on Form 8-K

           During the year ended December 31, 2002 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED a Maryland corporation

    3/25/03        BY:      /s/ John J. Park
--------------             ------------------------------------
     Date                  John J. Park
                           Managing Director and Chief Financial Officer
                           (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

    3/25/03        BY:      /s/ William Polk Carey
--------------             ------------------------------------
     Date                  William Polk Carey
                           Chairman of the Board and Director
                           (Principal Executive Officer)

    3/25/03        BY:      /s/ Gordon F. DuGan
--------------             ------------------------------------
     Date                  Gordon F. DuGan
                           Vice Chairman of the Board, Senior Managing Director
                           and Chief Acquisitions Officer

    3/25/03        BY:      /s/ W. Sean Sovak
--------------             ------------------------------------
     Date                  W. Sean Sovak
                           President

    3/25/03        BY:      /s/ Francis X. Diebold
--------------             ------------------------------------
     Date                  Francis X. Diebold
                           Director

    3/25/03        BY:      /s/ Elizabeth P. Munson
--------------             ------------------------------------
     Date                  Elizabeth P. Munson
                           Director

    3/25/03        BY:      /s/ William Ruder
--------------             ------------------------------------
     Date                  William Ruder
                           Director

    3/25/03        BY:      /s/ George E. Stoddard
--------------             ------------------------------------
     Date                  George E. Stoddard
                           Director

    3/25/03        BY:      /s/ Ralph F. Verni
--------------             ------------------------------------
     Date                  Ralph F. Verni
                           Director

    3/25/03        BY:      /s/ John J. Park
--------------             ------------------------------------
     Date                  John J. Park
                           Managing Director and Chief Financial Officer
                           (Principal Financial Officer)

    3/25/03        BY:     /s/ Claude Fernandez
--------------             ------------------------------------
     Date                  Claude Fernandez

                           Managing Director and Chief Accounting Officer (Principal Accounting Officer)

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                 CERTIFICATIONS

We, William Polk Carey and Gordon F. DuGan, certify that:

1. We have reviewed this annual report on Form 10-K of Corporate Property Associates 12 Incorporated (the "Registrant");

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and we have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date              3/25/03                   Date             3/25/03
         ---------------------------                --------------------------
         /s/ William Polk Carey                     /s/ Gordon F. DuGan
         ---------------------------                --------------------------
         William Polk Carey                         Gordon F. DuGan
         Chairman                                   Vice Chairman
         (Co-Chief Executive Officer)               (Co-Chief Executive Officer)

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

I, John J. Park, certify that:

1. I have reviewed this annual report on Form 10-K of Corporate Property Associates 12 Incorporated (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date              3/25/03

         /s/ John J. Park
         -----------------------
         John J. Park
         Chief Financial Officer

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corporate Property Associates 12 Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 20, 2003 appearing in the 2002 Annual Report to Shareholders of Corporate Property Associates 12 Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 20, 2003

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2002

                                                        Initial Cost to Company
                                                        -----------------------



                                                                                                   Costs
                                                                                                Capitalized
                                                                                 Personal      Subsequent to    Decrease in Net
       Description           Encumbrances        Land           Buildings        Property     Acquisition (a)   Investments (b)
       -----------           ------------        ----           ---------        --------     ---------------   ---------------
Operating Method:
Distribution facility
  leased to Wal-Mart
  Stores, Inc.                 $ 1,964,327       $  452,871     $ 3,325,910                      $    12,921
Office/Manufacturing
  facility leased to
  Applied Materials, Inc.       38,083,126        1,272,418      10,588,221                       66,962,157        $(2,633,473)
Health club facilities
  leased to Q Clubs, Inc.        4,315,418        3,152,874      8,524,126
Warehouse/office/research
  facility leased to PPD
  Development, Inc.              6,146,621        1,550,928      11,017,367                           27,856
Research and development
  facility leased in
  Newark, Delaware leased
  to various tenants                              1,390,120       7,281,878                           13,423         (4,281,421)
Distribution/warehouse
  facility leased to
  Celadon Group, Inc.            2,093,454        1,480,600       5,320,400                          943,061
Office/research facility
  leased to Spectrian
  Corporation                    8,537,713        5,570,775      12,073,204                            4,119
Retail store leased to
  Garden Ridge Corporation       5,492,014        1,857,607       6,204,923
Office/distribution
  facility leased to
  Sentry Technology
  Corporation                    3,271,697        1,603,488       3,321,512
Office/research facility
  leased to Scott
  Companies, Inc.                8,842,374        5,734,782      12,175,218                            5,356
Child care centers leased
  to Childtime Childcare,
  Inc.                           6,848,216        2,581,896                                        7,459,165
Retail/distribution
  facility leased to The
  Bon-Ton Stores, Inc.           6,112,829        1,780,000      10,261,885
Technology/manufacturing
  facility leased to
  Silgan Containers
  Corporation                    7,211,908          758,670      11,630,675                          111,090
Office/research facility
  leased to Viasystems
  Group Inc.                     2,788,932        1,080,000       4,469,738

                                   Gross Amount at which Carried
                                      at Close of Period (e)
                                      ----------------------
                                                                                                                        Life on
                                                                                                                         which
                                                                                                                     Depreciation
                                                                                                                       in Latest
                                                                                        Accumulated                  Statement of
                                                          Personal                     Depreciation        Date         Income
       Description             Land          Buildings    Property        Total             (d)          Acquired     is Computed
       -----------             ----          ---------    --------        -----             ---          --------    ------------
Operating Method:
Distribution facility
  leased to Wal-Mart
  Stores, Inc.                $  454,420     $ 3,337,282                $ 3,791,702        $  657,027  2/10/1995         40 yrs.
Office/Manufacturing
  facility leased to
  Applied Materials, Inc.      1,272,444      74,916,879                 76,189,323         8,210,805  2/16/1995         40 yrs.

Health club facilities
  leased to Q Clubs, Inc.      3,152,874       8,524,126                 11,677,000         1,478,793  6/8/1995          40 yrs.
Warehouse/office/research                                                                              and
  facility leased to PPD                                                                               7/25/1996
  Development, Inc.            1,550,985      11,045,166                 12,596,151         1,966,850  11/13/1995        40 yrs.

Research and development
  facility leased in
  Newark, Delaware leased
  to various tenants           1,391,311       3,012,689                  4,404,000           407,967  3/28/1996         40 yrs.
Distribution/warehouse
  facility leased to
  Celadon Group, Inc.          1,480,600       6,263,461                  7,744,061           856,965  6/19/1996         40 yrs.
Office/research facility
  leased to Spectrian
  Corporation                  5,570,775      12,077,323                 17,648,098         1,849,224  11/19/1996        40 yrs.
Retail store leased to
  Garden Ridge Corporation     1,857,607       6,204,923                  8,062,530           937,202  12/16/1996        40 yrs.
Office/distribution
  facility leased to
  Sentry Technology
  Corporation                  1,603,488       3,321,512                  4,925,000           501,687  12/24/1996        40 yrs.
Office/research facility
  leased to Scott
  Companies, Inc.              5,734,782      12,180,574                 17,915,356         1,814,398  12/24/1996        40 yrs.
Child care centers leased
  to Childtime Childcare,
  Inc.                         2,581,896       7,459,165                 10,041,061           854,055  1/29/1997         40 yrs.
Retail/distribution
  facility leased to The
  Bon-Ton Stores, Inc.         1,780,000      10,261,885                 12,041,885         1,464,456  4/10/1997         40 yrs.
Technology/manufacturing
  facility leased to
  Silgan Containers
  Corporation                    758,670      11,741,765                 12,500,435         1,542,866    6/13/1997       40 yrs.
Office/research facility
  leased to Viasystems
  Group Inc.                   1,080,000       4,469,738                  5,549,738           609,393    7/8/1997        40 yrs.


                                                        Initial Cost to Company
                                                        -----------------------



                                                                                                   Costs
                                                                                                Capitalized
                                                                                 Personal      Subsequent to    Decrease in Net
       Description           Encumbrances        Land           Buildings        Property     Acquisition (a)   Investments (b)
       -----------           ------------        ----           ---------        --------     ---------------   ---------------
Office/manufacturing
  facility leased to
  Vermont Teddy Bear Co.,
  Inc.                           2,882,029        1,465,000       4,398,874                            1,640          (43,950)
Warehouse/special
  facility leased to
  Pacific Logistics, L.P.        4,194,347          257,458                    $1,109,900          7,150,544
Office/manufacturing
  facility leased to
  Westell Technologies,
  Inc.                          11,482,702        2,500,000      14,952,055
Office/manufacturing
  facility leased to
  Randall International,
  Inc.                           5,530,811        2,000,000         471,454                        5,104,034          (12,370)
Administration/classroom
  facility leased to
  Career Education
  Corporation                    7,296,418        1,150,000       8,840,486                        2,788,170
Printing facility leased
  to Perry Graphic
  Commun- ications, Inc.
  and Judd's                    10,234,715          642,000      18,467,948                            8,000
Office/banking facility
  leased to Compass Bank
  for Savings                    1,620,920          300,000       1,520,000
Manufacturing/distribution
  facility leased to
  Nutramax Products, Inc.                         1,160,000       6,127,722                          709,688
Office/light assembly
  facility leased to
  International
  Management Consulting,
  Inc.                                              668,211                                        6,163,589
Office facility leased to
  Balanced Care
  Corporation                    2,719,321          558,600                                        4,291,443
Retail/services
  facilities leased to
  Galyan's Trading Company      16,254,424        8,070,000      16,134,421                           57,241

                                   Gross Amount at which Carried
                                      at Close of Period (e)
                                      ----------------------
                                                                                                                        Life on
                                                                                                                         which
                                                                                                                     Depreciation
                                                                                                                       in Latest
                                                                                        Accumulated                  Statement of
                                                          Personal                     Depreciation        Date         Income
       Description             Land          Buildings    Property        Total             (d)          Acquired     is Computed
       -----------             ----          ---------    --------        -----             ---          --------    ------------
Office/manufacturing
  facility leased to
  Vermont Teddy Bear Co.,
  Inc.                         1,421,050       4,400,514                  5,821,564           600,468    7/18/1997       40 yrs.
Warehouse/special
  facility leased to
  Pacific Logistics, L.P.        257,458       7,150,544  $1,109,900      8,517,902         1,457,479    9/23/1997    7 to 40 yrs.
Office/manufacturing
  facility leased to
  Westell Technologies,
  Inc.                         2,500,000      14,952,055                 17,452,055         1,978,032    9/29/1997       40 yrs.
Office/manufacturing
  facility leased to
  Randall International,
  Inc.                         2,000,000       5,563,118                  7,563,118            63,744    10/17/1997      40 yrs.
Administration/classroom
  facility leased to
  Career Education
  Corporation                  1,150,000      11,628,656                 12,778,656         1,398,491    11/12/1997      40 yrs.
Printing facility leased
  to Perry Graphic
  Commun- ications, Inc.
  and Judd's                     642,000      18,475,948                 19,117,948         2,328,731    12/16/1997      40 yrs.
Office/banking facility
  leased to Compass Bank
  for Savings                    300,000       1,520,000                  1,820,000           190,000    12/30/1997      40 yrs.
Manufacturing/distribution
  facility leased to
  Nutramax Products, Inc.      1,160,000       6,837,410                  7,997,410           783,264    3/28/1998       40 yrs.
Office/light assembly
  facility leased to
  International
  Management Consulting,
  Inc.                           668,211       6,163,589                  6,831,800           585,341    5/18/1998       40 yrs.
Office facility leased to
  Balanced Care
  Corporation                    558,600       4,291,443                  4,850,043           347,237    6/23/1998       40 yrs.
Retail/services
  facilities leased to
  Galyan's Trading Company     8,070,000      16,191,662                 24,261,662          1,028,845   6/29/2000       40 yrs.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2002


                                                        Initial Cost to Company
                                                        -----------------------



                                                                                                   Costs
                                                                                                Capitalized
                                                                                 Personal      Subsequent to    Decrease in Net
       Description            Encumbrances       Land           Buildings        Property     Acquisition (a)   Investments (b)
       -----------            ------------       ----           ---------        --------     ---------------   ---------------
Operating Method:
Theater facility leased
  to Rave Reviews
  Cinemas, LLC.                  4,383,981       1,760,000        5,176,372
Manufacturing/warehouse
  facilities leased to
  Jen-Coat, Inc.                 7,078,552       1,193,200       10,325,125                             2,447
Industrial/manufacturing
  facility leased to
  Orbseal, LLC.                  6,121,616         760,000        9,187,644                               250           (79,274)
                                 ---------     -----------     ------------    ----------        ------------       -----------
                              $181,508,465     $52,751,498     $201,797,158    $1,109,900        $101,816,194       $(7,050,488)
                              ============     ===========     ============    ==========        ============       ===========

                                  Gross Amount at which Carried
                                     at Close of Period (e)
                                     ----------------------
                                                                                                                        Life on
                                                                                                                         which
                                                                                                                     Depreciation
                                                                                                                       in Latest
                                                                                          Accumulated                Statement of
                                                             Personal                    Depreciation      Date         Income
       Description            Land          Buildings        Property       Total             (d)        Acquired     is Computed
       -----------            ----          ---------        --------       -----             ---        --------    ------------
Operating Method:
Theater facility leased
  to Rave Reviews
  Cinemas, LLC.               1,760,000       5,176,372                     6,936,372        253,427      12/7/2000      40 yrs.
Manufacturing/warehouse
  facilities leased to
  Jen-Coat, Inc.              1,193,200      10,327,572                    11,520,772        354,600      8/15/2001      40 yrs.
Industrial/manufacturing
  facility leased to
  Orbseal, LLC.                 760,000       9,108,620                     9,868,620        294,124      9/28/2001      40 yrs.
                            -----------    ------------      ----------  ------------        -------
                            $52,710,371    $296,603,991      $1,109,900  $350,424,262    $34,815,471
                            ===========    ============      ==========  ============    ===========

See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2002

                                                                                                             Gross Amount at which
                                                 Initial Cost to Company                                           Carried
                                                 -----------------------                                    at Close of Period (e)
                                                                                                            ----------------------
                                                                             Costs
                                                                          Capitalized
                                                                         Subsequent to  Decrease in Net
        Description          Encumbrances       Land        Buildings   Acquisition (a)  Investment(c)       Total     Date Acquired
        -----------          ------------       ----        ---------   ---------------  -------------       -----     -------------
Direct Financing Method:
Manufacturing facility
  leased to The Garden
  Companies, Inc.           $ 2,805,575    $1,544,265    $ 5,430,735                                      $ 6,975,000    6/20/1995
Office/manufacturing
  facility leased to
  Rheometric Scientific,
  Inc.                        5,407,398     1,510,791      4,789,209       $ 4,500          $(444,949)      5,859,551    2/23/1996
Office facility leased to
  Telos Corporation           5,212,373     1,549,022     10,597,978         5,500                         12,152,500    3/11/1996
                            -----------    ----------    -----------       -------         -----------    -----------
                            $13,425,346    $4,604,078    $20,817,922       $10,000         $ (444,949)    $24,987,051
                            ===========    ==========    ===========       =======         ===========    ===========

See accompanying notes to Schedule

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                       NOTES to SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

      (a) Consists of the costs of improvements subsequent to purchase and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

      (b) Represents (i) partial refund of purchase price and (ii) impairment charges.

      (c)   The decrease in net investment is due to the sales of real estate.

      (d) At December 31, 2002, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $312,345,550.

      (e)

                                                    Reconciliation of Real Estate Accounted for
                                                             Under the Operating Method
                                                                    December 31,

                                                            2002                        2001
                                                       ------------               -------------

Balance at beginning of year                           $341,780,814               $ 345,166,211
Additions                                                 1,080,330                  28,534,006
Dispositions                                                     --                 (21,376,106)
Reclassification to equity investment                            --                 (10,543,297)
Reclassification from net investment in direct
financing leases                                          7,563,118                          --
                                                       ------------               -------------
Balance at close of year                               $350,424,262               $ 341,780,814
                                                       ============               =============

                                                    Reconciliation of Accumulated Depreciation
                                                                   December 31,

                                                           2002                         2001
                                                       -----------                 ------------
Balance at beginning of year                           $27,327,123                 $ 22,333,095
Depreciation expense                                     7,488,348                    7,432,476
Dispositions                                                    --                   (1,128,060)
Reclassification to equity investment                           --                   (1,310,388)
                                                       -----------                 ------------
Balance at close of year                               $34,815,471                 $ 27,327,123
                                                       ===========                 ============

                                                         APPENDIX A TO FORM 10-K



                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED



                                                              2002 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except share amounts)

                                           2002                2001                 2000                1999                1998
                                           ----                ----                 ----                ----                ----
OPERATING DATA:
   Revenues                            $    46,680         $    46,051          $    44,927         $    39,276         $    34,563
   Income before extraordinary
     items                                  18,896              27,948               25,010              19,871              12,078
   Net income                               16,650              27,948               25,010              19,871              11,699
   Basic earnings per share
     before extraordinary
     items(1)                                  .63                 .94                  .87                 .69                 .42
   Basic earnings per share(1)                 .55                 .94                  .87                 .69                 .41
   Weighted average number of
     shares outstanding -basic          30,038,268          29,763,716           28,685,620          28,615,971          28,416,013
   Dividends paid                           24,692              24,205               23,435              23,268              23,028
   Dividends paid per share                    .82                 .82                  .82                 .81                 .81
   Payments of mortgage
     principal(2)                            4,981               4,416                3,998               3,400               2,174
BALANCE SHEET DATA:
   Total consolidated assets               472,129             447,241              441,209             418,088             398,604
   Long-term obligations(3)                189,166             166,446              145,547             133,351             113,868

(1) The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per share amounts only.
(2)     Represents scheduled mortgage principal amortization paid.
(3) Represents mortgage obligations and deferred acquisition fees due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated ("CPA(R):12") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):12. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or objectives and plans of CPA(R):12 will be achieved.

CPA(R):12 was formed in 1993 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. Between February 1994 and September 1997, CPA(R):12 issued 28,334,451 shares of common stock at $10 per share on a "best efforts" basis, raising $283,344,510. CPA(R):12 used the proceeds from the public offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. Substantially all of CPA(R):12's net leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. If possible, CPA(R):12 also negotiates guarantees of the obligations from the parent company of the lessees. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for certain retail properties, may provide for additional rents based on sales in excess of a specified base amount. In addition to investing directly, CPA(R):12 may also acquire interests in real estate through joint ventures. These joint ventures are generally with affiliates.

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

Critical Accounting Policies

Certain accounting policies are critical to the understanding of CPA(R):12's financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of accounting policies relating to the use of estimates.

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CPA(R):12 must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CPA(R):12's real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate specific situations rather than solely use statistical methods. CPA(R):12 recognized a provision for uncollected rents which typically ranges between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied.

Based on its actual experience during 2002, CPA(R):12 incurred a charge of approximately 1% of revenues. In connection with two lease restructurings in 2002, CPA(R):12 granted forbearance on rent arrearages which have been converted to promissory notes. CPA(R):12 will closely monitor the ability of the two lessees to meet their rent and note obligations. As of December 31, 2002, CPA(R):12 has a reserve of approximately $1,060,000 which approximates its receivables that are at risk of default.

Operating real estate is stated at cost less accumulated deprecation. Costs directly related to build-to-suit projects primarily interest, if applicable are capitalized. No interest was capitalized in 2002, 2001 and 2000. CPA(R):12 considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CPA(R):12 allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizesthose costs associated with the portion under construction.

CPA(R):12 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CPA(R):12's investment objective is to hold properties on a long-term basis, holding periods will range from five to ten years. In its evaluations, CPA(R):12 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):12 considers the likelihood of possible outcomes in determining the best estimate of future cash flows. Because substantially all of CPA(R):12's properties are leased to single tenants, CPA(R):12 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):12 different than the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CPA(R):12 performs a review of its estimated residual value of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):12's current estimate of residual value of the underlying real estate assets. If the review indicates a decline in residual values that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

When assets are identified by Management as held for sale, CPA(R):12 discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in Management's opinion , the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. If circumstances that previously were considered unlikely occur and, as a result, CPA(R):12 decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) the carrying value before it was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the time of the subsequent decision not to sell.

In 2002, CPA(R):12 acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that are owned by CPA(R):12 or three of its affiliates. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value, will be adjusted. CPA(R):12 also holds warrants for common stock in various lessees that are defined as derivative instruments because such warrants are either readily convertible to cash or provide for net settlement upon conversion. The changes in the fair value of these warrants are recognized currently in earnings as gains or losses. The fair value is determined using option pricing models which employ assumptions which include, but are not limited to, volatility, risk-free rates and expected life. For warrants in closely-held companies, certain factors may be derived from public companies that are in the same industry and have a similar capital structure.

CPA(R):12 and affiliates are investors in certain real estate ventures. Certain of the investments are held through incorporated or unincorporated jointly held entities and certain investments are held directly as tenants in common. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):12 and the affiliates. The placement of an investment in a jointly held entity or tenancy in common requires the approval of the Independent Directors. All of the jointly held investments are structured so that CPA(R):12 and the affiliates contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. No fees are payable to affiliates under any of the limited partnership and joint venture agreements. All of the jointly held investments are subject to contractual agreements. The presentation of these jointly held investments is determined based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. Equity method investments are reviewed for impairment in the event of a change in circumstances that is other than temporary. An equity investment's value is only impaired if Management's estimate of net realizable value of the investment is less than the carrying value of the investment. To the extent an impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

Stated rental revenue and interest income from direct financing leases are recognized on a straight-line basis and a constant rate of interest, respectively, over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. The majority of CPA(R):12's leases provide for periodic rent increases based on formulas indexed to increases in the CPI. CPI-based and other contingent-type rents are recognized currently. CPA(R):12 recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):12 is reached.

CPA(R):12 classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investments in direct financing leases based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CPA(R):12 uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate which requires an estimate of the residual value of leased assets as of the end of the noncancellable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The general terms of CPA(R):12 leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification.

CPA(R):12 measures derivative instruments, including derivative instruments embedded in other contracts, if any, at fair value and records them as an asset or liability, depending on CPA(R):12's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income, a component of shareholders' equity, and are subsequently reclassified into earnings when the hedged item affects earnings (i.e., the forecasted event occurs). Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in the determination of earnings.

Costs incurred in connection with obtaining mortgages and debt financing are capitalized and amortized over the term of the related debt and included in interest expense. Unamortized financing costs are included in charges for early extinguishment of debt if a loan is retired and the costs have not been fully amortized. Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in property expense. Unamortized leasing costs are also charged to property expense upon early termination of the lease.

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

Results of Operations

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

Net income for the year ended December 31, 2002 decreased by $11,298,000 to $16,650,000 as compared with net income of $27,948,000 for the year ended December 31, 2001. The decrease in net income was attributable to a realized gain of $8,864,000 in 2001 on the sale of a property, charges on early extinguishment of debt in 2002 of $2,245,000 and, to a lesser extent, a $1,570,000 effect for the change in the fair value of common stock warrants, which unrealized gain or loss during the year is included in the determination of net income. In 2002, CPA(R):12 recorded an unrealized loss of $446,000 from warrants as compared with a unrealized gain of $1,124,000 in 2002. Excluding the effect of these items, income would have reflected an increase of $1,382,000. The increase in income, as adjusted, was due primarily to increases in income from equity investments, interest and other income and lease revenues, and a decrease in general and administrative expenses. These were partially offset by increases in interest expense and property expense.

Income from equity investments ("equity income") increased primarily as a result of the acquisition of properties in June 2001 leased to Special Devices, Inc. and the re-leasing of a property in Grand Rapids, Michigan in August 2001 that had been vacant. In addition, equity income benefited from rent increases from four leases held by equity investees. Of the $1,895,000 increase in equity income, $298,000 was due to CPA(R):12's share of earnings from the Special Devices properties, $385,000 was contributed by the new lease in Grand Rapids and approximately $447,000 was due to rent increases. A portion of the increase in income from equity investments was due to the reclassification of investments to the equity method in connection with contributing interests into limited partnerships owned with affiliates. In connection with changes in the form of ownership of jointly-held investments, interests in properties net leased to the Del Monte Corporation and ShopRite Supermarkets, Inc. (formerly Big V Holding Corp.) were reclassified to equity investments in the fourth quarter of 2001 and the third quarter of 2002, respectively. Prior to the reclassification, CPA(R):12's results of operations reflect the proportionate share of revenues and expenses. Subsequent to reclassification, CPA(R):12's share of income from Del Monte and ShopRite is recorded as equity income. The reclassification has no effect on the overall contribution to cash flows or net income. For the year ended December 31, 2002, the Del Monte and ShopRite interests contributed $898,000 of equity income.

Lease revenues increased by $165,000, less than 1%. However, lease revenues decreased as the result of the reclassification of the Del Monte and ShopRite investments to the equity method. Lease revenues reflected $631,000 and $2,040,000 from Del Monte and ShopRite in 2002 and 2001, respectively, for the periods prior to the reclassification. As adjusted, lease revenues for the year ended December 31, 2002 increased by $1,575,000, or 4%, primarily as result of the acquisition of properties leased to Orbseal LLC and Jen-Coat, Inc. in the third quarter of 2001 and to a lesser extent, scheduled rent increases on existing leases. These increases were partially offset by a reduction of $794,000 from the BAE Systems, Inc. property which was sold in May 2001. Funds from the BAE property sale were used to acquire the Orbseal and Jen-Coat properties as well as the equity interest in the Special Devices properties. In 2002, CPA(R):12 negotiated lease modifications with Randall International, Inc. and International Management Consulting, Inc. ("IMCI"). Both the Randall and IMCI lease amendments provide for short-term deferral of rent and establish a schedule to systematically pay off the deferrals. More than 23 leases have rent increases scheduled in 2003 and 2004. The majority of these rent increases are CPI- based. The CPI has increased within a range of 1.5% and 3% over the past several years. Intervals between rent increases range between one and five years.

Substantially all of CPA(R):12's leases are long-term leases. A lease which contributes annual rent of $397,000 is scheduled to expire in 2005; however, no other long-term leases are scheduled to expire until 2009. CPA(R):12's Newark, Delaware property has short-term leases with four tenants. In January 2003, CPA(R):12 agreed to terminate its a lease with Rheometric Scientific, Inc. for a property in Piscataway, New Jersey. Annual rent from the Rheometric lease was approximately $900,000. In consideration for agreeing to the Rheometric lease termination, CPA(R):12 received $2,250,000 (all of which is held by the mortgage lender on the property) and may receive up to an additional $750,000. In addition, the exercise price for 466,140 shares of common stock was reduced from $2.00 per share to $0.01 and converted to 456,424 shares. CPA(R):12 was also granted an additional 650,000 shares.

CPA(R):12 is actively remarketing 100,000 square feet of the Piscataway property. Annual carrying costs on the property are approximately $443,000. CPA(R):12 has already commenced remarketing the Piscataway property, and there are several tenants under short-term leases.

Interest expense for the year ended December 31, 2002 increased by $812,000, primarily from new mortgage loans in 2002 and 2001. Interest expense in 2001 included approximately $160,000 of interest from an advance on CPA(R):12's credit facility as well as $715,000 of interest from loans on the Del Monte and ShopRite properties which are now reflected in equity income. Interest expense on previously unencumbered properties included in a mortgage securitization was approximately $852,000 from August 2002, when the new financing was obtained. As a result of obtaining $46,335,000 of new mortgage debt in connection with the securitization, annual interest expense is projected to increase by $2,706,000 and annual debt service will increase by $3,164,000.

General and administrative expense in 2001 included a charge for writing off business development costs of $382,000 which had previously been capitalized in connection with proposed acquisitions. The capitalized costs were written off when proposed acquisitions were not completed. Excluding this writeoff, general and administrative expenses reflected a moderate increase. Property expense increased due to an increase in CPA(R):12's provision for uncollected rents. Management's evaluation of specific circumstances indicated the need to strengthen existing allowance balances. While there is uncertainty in regard to the collectibility of the Randall and IMCI deferred rents, the lease modifications were granted to allow the lessees the ability to obtain new capital or restructure their debt which, in turn, may allow the lessees to recover from their financial difficulties. If the lessees' financial condition improves, CPA(R):12 may receive all deferred amounts; however, there is no assurance that such amounts will be received. The rent deferrals are not expected to have a significant effect on CPA(R):12's operating cash flow or liquidity, provided Randall and IMCI successfully restructure. Stated annual rents from Randall and IMCI are $849,000 and $824,000, respectively. Under the modification agreement with Randall, CPA(R):12 was granted warrants which are convertible into a 5% interest in the company. Therefore, in consideration for allowing a modification of lease terms, CPA(R):12 has an opportunity to realize a benefit if Randall's financial condition stabilizes or improves.

The increase in interest and other income is the result of interest earned in CPA(R):12's subordinated interest in the mortgage pool and higher average cash balances. Management estimates that the effective rate of interest on the mortgage obtained through the securitization, net of the estimated cash flow from the interest in the mortgage trust, will be approximately 6.25%.

CPA(R):12' incurred extraordinary charges on the early extinguishment of debt of $2,245,000, including $1,473,000 in connection with paying off certain loans which were refinanced in connection with the mortgage securitization.

In December 2002, the Company acquired a 15% interest in three limited partnerships which entered into net lease agreements with TruServ Corporation. CPA(R):12's share of cash flow from its investment in the TruServ properties will be approximately $985,000. In February 2003, CPA(R):12 also acquired a 15% interest in a limited liability company that net leases 15 health clubs pursuant to a master lease with Starmark Camhood LLC. Annual cash flow will be approximately $1,200,000. The remaining interests are owned with two affiliates which have substantially larger asset bases than CPA(R):12 and these participations allow CPA(R):12 to invest in larger transactions while mitigating the concentration of risk in any one lessee. CPA(R):12 also has $9,050,000 of cash available for investment which it will likely use over the next twelve months. A portion of these investments can be expected to be made with affiliates.

The Advisor has structured several purchases of real estate for affiliates outside of the United States, and on March 13, 2003, CPA(R):12 obtained an equity interest from Corporate Property Associates 15 Incorporated in two net lease transactions in France when CPA(R):12 bought a 35% interest in a limited liability company that owns properties leased to Medica France, S.A. and affiliates of Carrefour, S.A. The purchase price was based on the appraised value of the properties (based on the current exchange for the Euro), adjusted for capital costs incurred since the acquisitions including fees paid to the Advisor, net of mortgage debt. Based on the formula, CPA(R):12 paid $11,916,000 and assumed an obligation for deferred fees payable of $1,031,000. Net of debt service CPA(R):12's share of annual cash flow, from the properties (based on current exchange rates) is approximately $1,950,000.

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

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Net income for the year ended December 31, 2001 increased by $2,938,000 as compared with the year ended December 31, 2000. Excluding the effect of gains of $9,987,000 and $2,440,000 in 2001 and 2000, respectively, income would have reflected a decrease of $4,609,000. The decrease in income was due to an increase in general and administrative, interest and depreciation expenses and a decrease in equity income, and was partially offset by an increase in lease revenues and interest and other income. The decrease in equity income was due, in part, to nonrecurring income recognized in 2000 by two equity investees as described below.

The increase in general and administrative expense of $1,330,000 to $4,255,000 for 2001 was affected by investor-related costs and expenses incurred in connection with business development (i.e., costs related to proposed investments that were not completed). General and administrative expenses were also affected by increased state taxes and personnel reimbursements.

Interest expense increased by $1,007,000 to $13,315,000 in 2001 primarily as a result of obtaining $52,099,000 of new limited recourse mortgage financing in connection with the purchases of the Galyan's Trading Company properties in 2000 and the Jen Coat and Orbseal properties in 2001 and obtaining mortgage debt in 2000 and 2001 on properties leased to Westell Technologies, Inc., Career Education Corporation and Balanced Care Corporation which previously had been unencumbered. The increase in depreciation was due to the purchase of properties in 2000 and 2001 and the completion of construction of the Rave Reviews Cinema LLC property, which was placed in service in January 2001.

Equity income decreased by $2,944,000 to $5,032,000 for the year ended December 31, 2001. Two equity investees hold interests in four properties that were leased to Ameriserve Food Distribution, Inc. and in connection with their bankruptcy claim against Ameriserve, letters of credit which had been issued to the equity investees at the time the initial leases were entered into were released into an escrow account in partial settlement of their bankruptcy claim. Approximately $4,000,000 of equity income in 2000 reflected the amounts released from the irrevocable letters of credit and related settlement income. All of the properties formerly leased to Ameriserve are currently net leased. Net of the effect of this item, equity income would have increased by $1,056,000 primarily as the result of the acquisition of the interest in the Special Devices properties. Equity income also benefited from fully re-leasing the former Ameriserve properties and from a rent increase on the Upper Deck Company lease. Effective October 1, 2001, CPA(R):12's tenancy-in-common interest in the Del Monte properties was reclassified as an equity investment in connection with contributing the properties to a jointly controlled entity. The reclassification had no effect on net income but contributed $161,000 to equity income in 2001.

The increase in lease revenues of $948,000 to $45,246,000 in 2001 was due to rent increases with nine existing lessees in 2001, the purchase of the properties leased to Jen Coat and Orbseal and the commencement of rent from the Rave Reviews property. The lease revenue increases, generally based on increases in the CPI, were partially offset by the sale of a property in San Diego, California formerly leased to BAE. The annual rent on the BAE property was $2,121,000. The proceeds from the property were used to purchase the Jen Coat and Orbseal properties and the interests in properties leased to Special Devices, Inc. which provide aggregate annual rents of $4,184,000. The BAE sale was structured as a tax-deferred noncash exchange.

The increase in interest and other income was primarily from interest earned on the proceeds from the BAE sale which were placed in an escrow account in order to complete a tax-free exchange and defer a taxable gain on the sale of the property. The sales proceeds of $31,492,000 were deposited in an interest-bearing restricted account held by an intermediary until used to complete the tax-free exchange. During 2001, all of the proceeds were used.

CPA(R):12's results for 2001 included a realized gain of $8,869,000 from the sale of the BAE property and an unrealized gain of $1,124,000 from owning warrants for common stock of certain lessees. The gain represents the value attributed to warrants for common stock of several lessees, primarily Vermont Teddy Bear, Inc. and Rheometric that were granted to CPA(R):12 in connection with structuring the initial lease transactions.

Financial Condition

Since December 31, 2001, CPA(R):12's cash and cash equivalents have increased by $12,937,000 to $40,084,000 primarily as a result of obtaining new mortgage financing in connection with the mortgage securitization. CPA(R):12 is using these funds, except for amounts needed to meet working capital needs, to further diversify its real estate portfolio.

One of CPA(R):12's primary objectives is to use the cash flow from its net leases (including its equity investments) to fund an increasing rate of dividends to shareholders and meet debt service requirements. Cash flow from operations of $29,800,000, excluding $1,225,000 of prepayment premiums, and cash flow from equity investments, which combined totaled $31,224,000, was sufficient to pay dividends of $24,692,000, distributions of $1,444,000 to minority interest partners and mortgage principal installments of $4,981,000. When evaluating cash generated from operations, Management includes cash provided from equity investments. Under accounting principles generally accepted in the United States of America, distributions in excess of income from equity investments are a return of capital and presented as an investing cash flow. The ability to distribute cash from CPA(R):12's equity investees in excess of their income is primarily due to noncash charges for depreciation. Management considers prepayment charges on extinguishment of debt as a financing cost and incurs such charges only if it projects a benefit from refinancing. Therefore, Management evaluates its ability to generate sufficient cash flow to meet dividend objectives by evaluating its cash flows from equity investments with cash flow from operating activities, net of prepayment charges.

CPA(R):12's investing activities included using $7,239,000 to purchase a participation in the subordinated interest in the mortgage loan pool, $903,000 to fund an expansion at an existing facility leased to Celadon Group, Inc. and, in December 2002, $13,164,000 to acquire a 15% interest in the partnerships that net lease properties on to TruServ. One of the TruServ partnerships obtained a limited recourse mortgage loan of $27,550,000 in January 2003 which, net of costs, was distributed back to the partners, at which time CPA(R):12 received approximately $4,133,000. In February 2003, CPA(R):12 also used $9,255,000 to acquire a 15% interest in a newly-formed limited liability company that entered into a sale-leaseback with Starmark Camhood, As of March 14, 2003, CPA(R):12 has approximately $9,050,000 available for investment and expects to identify suitable investments for this available cash over the next twelve months. In January 2003, CPA(R):12 paid the Advisor $1,376,000 representing its annual payment of deferred acquisition fees. Deferred acquisition fees are payable in equal installments over no less than eight years in accordance with the advisory agreement.

CPA(R):12 participated in a mortgage pool which consists solely of $172,335,000 of newly-issued mortgage loans collateralized by properties and lease assignments on properties owned by CPA(R):12 and three affiliates. Investment-grade interests representing $148,206,000 of the securitized mortgage assets are owned by institutional investors and subordinated interests of $24,129,000 were purchased by CPA(R):12 and its affiliates, with CPA(R):12 owning a 30% subordinated interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and, therefore, will be affected by any defaults or nonpayments of rents by lessees at the mortgaged properties, regardless of which affiliate owns the underlying property. CPA(R):12's cash flow, therefore, may be affected by events that occur at affiliates and not only from its own properties. To the extent that there are no defaults or nonpayments, CPA(R):12 may realize up to $1,075,000 in annual cash flow from its subordinated interest. Because the subordinated interests incur any losses before the other interests, the risk of a loss in cash flow and market value of the investment is greatest for this interest, and there is no assurance that there will be no adverse events that would significantly diminish cash flow from this investment.

In addition to the payment of dividends to shareholders, distributions to minority partners and scheduled principal payments on mortgage debt, CPA(R):12's financing activities included obtaining $44,776,000 of new mortgage proceeds that were received in connection with the financing of the mortgage pool, of which $8,908,000 was used to pay off two mortgage loans. The mortgage pool, a non-traditional source of financing, enabled CPA(R):12 and its affiliates to obtain more favorable lending terms such as a 7.5% annual interest rate on a 25-year amortization, than traditional corporate mortgage lenders provide on properties such as supermarkets, movie theaters and health club properties. This was accomplished by combining the loans in a mortgage trust pool and providing institutional investors with an investment-grade rated security. All of the loans are limited recourse loans and have maturity dates ranging from September 2010 to May 2012 at which time balloon payments are scheduled. In January 2002, CPA(R):12 used $10,000,000 from its $20,000,0000 credit line in connection with funding the payoff of the mortgage loan on the Best Buy Co, Inc. properties. The advance under the credit line was paid off in full from the refinancing of the Best Buy mortgage. Management believes that the credit line provides significant flexibility in meeting any potential liquidity needs of CPA(R):12. The credit agreement requires CPA(R):12 to meet certain financial covenants, including restrictions on indebtedness and meeting or exceeding certain operating and coverage ratios. The credit facility is a general obligation of CPA(R):12 and matures in October 2003. As of December 31, 2002, no amounts are outstanding under the facility.

CPA(R):12 has used the capital that it has raised from its public offerings along with limited recourse mortgage financing as its primary source of liquidity. A lender of limited recourse mortgage debt has recourse only to the property and lease assignments collateralizing such debt and not to any of CPA(R):12's other assets, while unsecured financing provides a lender recourse to all of CPA(R):12's assets. The use of limited recourse mortgage debt, therefore, allows CPA(R):12 to limit the exposure of all of its assets to any one debt obligation. CPA(R):12's credit facility has been used to take advantage of certain opportunities, such as paying off the Best Buy mortgage loan, which was refinanced at a lower rate of interest, rather than to increase cash reserves or fund dividends. CPA(R):12's loans generally have terms of at least ten years, and no outstanding loans mature until 2005. In most instances, CPA(R):12 will seek to refinance maturing or recently paid-off mortgage debt with new property-level financing. Substantially all of CPA(R):12's mortgage debt provides for a fixed rate of interest and there is no assurance that existing debt will be refinanced at lower rates of interest as such debt matures. Mortgage lenders have provisions in many of the loans which restrict CPA(R):12's ability to prepay a loan or provide for payment of premiums if paid prior to its scheduled maturity. A mortgage loan collateralized by a property leased to Telos Coporation scheduled to mature in March 2003 was paid off in January 2003, when CPA(R):12 made a balloon payment of $5,212,000 was paid to satisfy the loan. CPA(R):12's financing activities also included using $ 1,516,000 to purchase treasury stock and raising $1,158,000 of capital through its dividend and share purchase plan.

Off-Balance Sheet and Aggregate Contractual Agreements

A summary of CPA(R):12's obligations under contractual arrangements as of December 31, 2002 is as follows:

(in thousands)                     Total          2003         2004         2005        2006        2007     Thereafter
                                   -----          ----         ----         ----        ----        ----     ----------
Limited recourse mortgage
   notes payable                   $194,934       $10,749       $5,948       $10,443     $11,540     $24,560    $131,694
Deferred acquisition fees             6,256         1,275        1,338         1,210       1,013         619         801
Subordinated disposition fees         1,376                                                                        1,376
Share of minimum rents
   payable under office
   cost-sharing agreement               664           177          177           177         133           -           -
                                   --------       -------       ------       -------     -------     -------     -------
                                   $203,230       $12,201       $7,463       $11,830     $12,686     $25,179    $133,871
                                   ========       =======       ======       =======     =======     =======    ========

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

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

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

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets or liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 did not have a material effect on CPA(R):12's financial statements.

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. CPA(R):12 does not expect SFAS No. 143 to have a material effect on its financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 did not have a material effect on CPA(R):12's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. CPA(R): 12 does not expect SFAS No. 147 to have a material effect on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. CPA(R):12 does not have any employees nor any stock-based compensation plans.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require CPA(R):12 to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions and the modification of existing guarantee contracts entered into after December 31, 2002. The adoption of the accounting provisions of FIN 45 is not expected to have a material effect on CPA(R):12's financial statements.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosures requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. CPA(R):12 is assessing the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and does not expect FIN 46 to have a material effect on its financial statements. CPA(R):12's maximum loss exposure is the carrying value of its equity investments.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corporate Property Associates 12 Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 12 Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Carey Asset Management Corp. (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 20, 2003

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                        2002                   2001
                                                                        ----                   ----
         ASSETS:

Real estate leased to others: Accounted for under the operating method:
       Land                                                            $ 52,710,371           $ 50,710,371
       Buildings                                                        297,713,891            291,070,443
                                                                       ------------           ------------
                                                                        350,424,262            341,780,814
       Less, accumulated depreciation                                    34,815,471             27,327,123
                                                                       ------------           ------------
                                                                        315,608,791            314,453,691
       Net investment in direct financing leases                         24,987,051             41,380,912
Equity investments                                                       70,551,264             54,785,770
Cash and cash equivalents                                                40,084,470             27,147,331
Marketable securities                                                     7,510,030                      -
Other assets, net of allowance for uncollected rents of
   $1,066,396 and $616,396 in 2002 and 2001 and accumulated
   amortization of $790,420 and $563,204 in 2002 and 2001                13,386,909              9,473,400
                                                                       ------------           ------------
            Total assets                                               $472,128,515           $447,241,104
                                                                       ============           ============
          LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS'
            EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                $194,933,811           $165,889,240
Accrued interest                                                          1,098,917                966,879
Accounts payable and accrued expenses                                     2,170,744              1,272,293
Due to affiliates                                                         2,843,060              2,907,240
Deferred acquisition fees payable to affiliate                            6,255,973              7,218,587
Dividends payable                                                         6,223,080              6,148,332
Prepaid rental income and security deposits                               5,059,112              4,007,424
                                                                       ------------           ------------
            Total liabilities                                           218,584,697            188,409,995
                                                                       ------------           ------------
Minority interest                                                         7,937,305              7,907,437
                                                                       ------------           ------------
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares;
   issued and outstanding, 30,878,338 and 30,482,330 and
   shares at December 31, 2002 and 2001                                      30,878                 30,482
Additional paid-in capital                                              278,735,372            274,728,437
Dividends in excess of accumulated earnings                             (26,441,642)           (18,325,307)
Accumulated other comprehensive income                                      307,999                   -
                                                                       ------------           ------------
                                                                        252,632,607            256,433,612
Less, treasury stock at cost, 747,252 and 592,930 shares at
   December 31, 2002 and 2001                                            (7,026,094)            (5,509,940)
                                                                       ------------           ------------
            Total shareholders' equity                                  245,606,513            250,923,672
                                                                       ------------           ------------
            Total liabilities and shareholders' equity                 $472,128,515           $447,241,104
                                                                       ============           ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                For the year ended December 31,
                                                                                -------------------------------
                                                                       2002                  2001                  2000
                                                                       ----                  ----                  ----
Revenues:
   Rental income                                                       $41,262,646           $40,048,640           $39,188,496
   Interest income from direct financing leases                          4,149,082             5,197,590             5,110,187
   Interest and other income                                             1,267,846               804,542               627,854
                                                                       -----------           -----------           -----------
                                                                        46,679,574            46,050,772            44,926,537
                                                                       -----------           -----------           -----------
Expenses:
   Interest expense                                                     14,126,475            13,314,629            12,307,768
   Depreciation                                                          7,488,348             7,432,476             7,373,672
   General and administrative                                            4,026,231             4,255,364             2,925,151
   Property expense                                                      7,149,719             6,726,705             6,522,132
                                                                       -----------           -----------           -----------
                                                                        32,790,773            31,729,174            29,128,723
                                                                       -----------           -----------           -----------
       Income before minority interest, income from equity
          investments, gain (loss) and extraordinary charge             13,888,801            14,321,598            15,797,814
Minority interest in income                                             (1,473,948)           (1,393,297)           (1,205,530)
                                                                       -----------           -----------           -----------
       Income before income from equity investments, gain
          (loss) and extraordinary charge                               12,414,853            12,928,301            14,592,284
Income from equity investments                                           6,927,217             5,032,221             7,977,028
                                                                       -----------           -----------           -----------
       Income before gains (losses) and extraordinary charge            19,342,070            17,960,522            22,569,312
Gain on sales of securities                                                      -                     -             1,239,161
Gain on sales of real estate                                                                   8,863,709             1,201,121
Unrealized (loss) gain on warrants                                        (446,541)            1,123,500                     -
                                                                       -----------           -----------           -----------
       Income before extraordinary charge                               18,895,529            27,947,731            25,009,594
Extraordinary charge on early extinguishment of debt
   (including $960,602 of equity investee)                              (2,245,111)                    -                     -
                                                                       -----------           -----------           -----------
       Net income                                                      $16,650,418           $27,947,731           $25,009,594
                                                                       ===========           ===========           ===========
Basic and diluted income per common share before
   extraordinary charge                                                     $.63                  $.94                  $.87
Extraordinary charge                                                        (.08)                    -                     -
                                                                            ----                  ----                   ---
Basic and diluted income per common share                                   $.55                  $.94                  $.87
                                                                            ====                  ====                  ====
Weighted average shares outstanding-basic and diluted                   30,038,268            29,763,716            28,685,975
                                                                       ===========           ===========           ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                 CONSOLIDATED STATEMENT of SHAREHOLDERS' EQUITY
             For the years ended December 31, 2000, 2001, and 2002

                                                                       Dividends in
                                                                          Excess         Accumulated
                            Common     Additional      Comprehensive  of Accumulated  Other Comprehen-
                            Stock    Paid-in Capital      Income         Earnings        sive Income  Treasury Stock      Total

Balance at
 January 1, 2000            $28,909   $259,581,829                      $(23,346,983)    $  483,269     $(2,496,945)  $234,250,079
260,216 shares issued,
 net of costs                   260      2,239,267                                                                       2,239,527
Dividends declared                                                       (23,454,548)                                  (23,454,548)
Comprehensive income:
Net income                                             $25,009,594        25,009,594                                    25,009,594
Other comprehensive
 income:
  Change in unrealized
   appreciation
   resulting from sale
   of securities                                          (483,269)                        (483,269)                      (483,269)
                                                       -----------
                                                       $24,526,325
Repurchase of 252,376                                  ===========
  shares                                                                                                 (2,468,422)    (2,468,422)
                            -------   ------------                      ------------    ----------      -----------   ------------
Balance at
  December 31, 2000          29,169    261,821,096                       (21,791,937)           --       (4,965,367)   235,092,961
1,313,015 shares issued,
 net of costs                 1,313     12,907,341                                                                      12,908,654
Dividends declared                                                       (24,481,101)                                  (24,481,101)
Comprehensive income:
Net income                                             $27,947,731        27,947,731                                    27,947,731
                                                       ===========
Repurchase of 55,503
  shares                                                                                                   (544,573)      (544,573)
                            -------   ------------                      ------------    ----------      -----------   ------------
Balance at
  December 31, 2001          30,482    274,728,437                       (18,325,307)           --       (5,509,940)   250,923,672
396,008 shares issued,
 net of costs                   396      4,006,935                                                                       4,007,331
Dividends declared                                                       (24,766,753)                                  (24,766,753)
Comprehensive income:
Net income                                             $16,650,418        16,650,418                                    16,650,418
  Change in unrealized
   gain on marketable
   securities                                              307,999                         307,999                         307,999
                                                       -----------
                                                       $16,958,417
Repurchase of 154,322                                  ===========
  shares                                                                                                 (1,516,154)    (1,516,154)
                            -------   ------------                      ------------    ----------      -----------   ------------
Balance at
  December 31, 2002         $30,878   $278,735,372                      $(26,441,642)   $  307,999      $(7,026,094)  $245,606,513
                            =======   ============                      ============    ==========      ===========   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                     CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                       For the year ended December 31,
                                                                     2002           2001            2000
                                                                     ----           ----            ----
Cash flows from operating activities:
    Net income                                                  $ 16,650,418    $ 27,947,731    $ 25,009,594
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                               7,742,501       7,641,475       7,947,037
       Straight-line rent adjustments                             (1,402,501)     (1,131,902)     (1,272,377)
       Minority interest in income                                 1,473,948       1,393,297       1,205,530
       Income from equity investments in excess of
          distributions received                                    (628,807)       (814,795)     (3,563,131)
       Extraordinary charge on extinguishment of debt
          (including $960,602 by equity investees)                 2,245,111
       Issuance of stock in satisfaction of performance fees       2,849,209       2,755,791       2,654,541
       Gain on sales of real estate and securities                        --      (8,863,709)     (2,440,282)
       Noncash settlement income                                    (371,294)             --              --
       Unrealized loss (gain) on warrants                            446,541      (1,123,500)             --
       Change in operating assets and liabilities, net               794,995      (1,233,694)        411,711
                                                                ------------    ------------    ------------
          Net cash provided by continuing operations              29,800,121      26,570,694      29,952,623
          Prepayment premium on extinguishment of debt            (1,225,092)             --              --
                                                                ------------    ------------    ------------
          Net cash provided by operating activities               28,575,029      26,570,694      29,952,623
                                                                ------------    ------------    ------------
Cash flows from investing activities:
   Capital distributions received from equity investments          1,766,449      13,145,242       4,195,380
   Equity distributions received in excess of equity income        1,424,304       2,522,721         829,784
   Proceeds from sales of real estate and securities               2,836,800              --      15,751,800
   Payment of deferred acquisition fees                           (1,375,711)     (1,214,073)     (1,044,191)
   Purchases of real estate and equity investments
       and other capitalized costs                               (13,830,912)     (5,420,821)    (18,634,311)
   Purchase of securities                                        (10,075,422)             --              --
                                                                ------------    ------------    ------------
          Net cash (used in) provided by investing activities    (19,254,492)      9,033,069       1,098,462
                                                                ------------    ------------    ------------
Cash flows from financing activities:
   Dividends paid                                                (24,692,005)    (24,204,541)    (23,435,295)
   Payments of mortgage principal                                 (4,981,330)     (4,415,958)     (3,997,993)
   Prepayment of mortgages payable                                (8,908,195)     (8,786,509)     (7,370,926)
   Payment of note payable                                                --      (4,300,000)             --
   Advances on line of credit                                     10,000,000              --       4,300,000
   Repayments of advanced on credit facility                     (10,000,000)             --              --
   Proceeds from issuance of mortgages (a)                        44,776,210      23,510,836      12,000,000
   Payment of financing costs and mortgage deposit                  (775,966)       (983,436)       (307,331)
   Costs of raising capital                                               --        (276,030)       (415,014)
   Proceeds from issuance of shares                                1,158,122      10,428,893              --
   Capital (distributions to) contributions from minority
       partner                                                            --     (15,003,000)        483,822
   Distributions to minority partners                             (1,444,080)     (1,555,435)     (1,014,054)
   Purchase of treasury stock                                     (1,516,154)       (544,573)     (2,468,422)
                                                                ------------    ------------    ------------
          Net cash provided by (used in) financing activities      3,616,602     (26,129,753)    (22,225,213)
                                                                ------------    ------------    ------------
          Net increase in cash and cash equivalents               12,937,139       9,474,010       8,825,872
Cash and cash equivalents, beginning of year                      27,147,331      17,673,321       8,847,449
                                                                ------------    ------------    ------------
   Cash and cash equivalents, end of year                       $ 40,084,470    $ 27,147,331    $ 17,673,321
                                                                ============    ============    ============

                                  - continued -

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Noncash investing and financing activities:

      a. Net of $1,559,055 held back from proceeds of mortgages by a mortgage lender to fund certain escrow accounts.

   In connection with the acquisition of properties in 2000, the Company assumed mortgage payable obligations of $16,588,659.

   During 2001, proceeds from the sale of a property of $30,492,012 were placed in an escrow account and were subsequently released in connection with the purchase of additional real estate.

   Included in the cost basis of real estate investments acquired in 2002, 2001, and 2000 are deferred acquisition fees payable of $413,096, $942,283 and $622,816, respectively.

   In connection with contributing tenancy-in-common interests to jointly-owned entities in 2002 and 2001, assets and liabilities were reclassified as an equity investment as follows:

                                        2002          2001
                                    -----------    ----------
Real estate assets                  $ 8,814,224    $9,232,911
Mortgage note payable                (3,029,875)           --
Other assets and liabilities, net       340,014            --
                                    -----------    ----------
     Equity investment              $ 6,124,363    $9,232,911
                                    ===========    ==========


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

        Real Estate Leased to Others:

               Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. For the year ended December 31, 2002, net lessees were responsible for the direct payment of real estate taxes of approximately $5,346,000. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations which increase the useful life of the properties are capitalized.

               The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically.

               The leases are accounted for under either the direct financing or operating methods. Such methods are described below.

                     Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 6). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

                     Operating method - Real estate is recorded at cost less accumulated depreciation, minimum rental revenue is recognized on a straight-line basis over the term of the leases, and expenses (including depreciation) are charged to operations as incurred.

              When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. Residual values of direct financing leases are reviewed at least annually. If a decline in the estimated residual value is other than temporary, the accounting for the direct financing lease will be revised using the changed estimate. The resulting reduction in the net investment in the direct financing lease is recognized as a loss in the period in which the estimate is changed.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

              For properties under construction, operating expenses including interest charges are capitalized and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

        Depreciation:

               Depreciation is computed using the straight-line method over the estimated useful lives of properties - generally 40 years.

        Equity Investments:

               The Company's interests in entities in which its ownership interests are to 50% or less, and has the ability to exercise significant influence are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

        Cash and Cash Equivalents:

               The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. At December 31, 2002 and 2001, the Company's cash and cash equivalents were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

         Marketable Securities:

               Marketable securities are classified as available for sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income (loss) until realized. Such marketable securities had a cost basis of $7,202,031 and reflected a fair value of $7,510,030 at December 31, 2002. The Company held no marketable securities at December 31, 2001.

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

        Derivative Instruments:

               Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" became effective in 2001 and established accounting and reporting standards for derivative instruments. Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS No. 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. As of December 31, 2002 and 2001, the Company recognized an unrealized loss of $446,541 and an unrealized gain of $1,123,500, respectively on warrants issued to the Company by Rheometric Scientific, Inc. ("Rheometric"), Vermont Teddy Bear Co., Inc., Sentry Technology Corporation and Randall International, Inc. Subsequent to December 31, 2002, the Company exercised its warrants in Rheometric and currently owns 1,106,424 shares of Rheometric common stock. The Rheometric common stock will be accounted for as an available-for-sale marketable security. The Company also holds certain stock warrants which are not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

        Costs of Raising Capital:

               Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.

        Treasury Stock:

               Treasury stock is recorded at cost.

        Deferred Acquisition Fees:

               Fees are payable for services provided by W.P. Carey & Co. LLC and its wholly-owned subsidiary, Carey Asset Management Corp. (collectively the "Advisor") to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments with each installment equal to .25% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased.

        Earnings Per Share:

               The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts only for all periods presented in the accompanying consolidated financial statements.

        Federal Income Taxes:

               The Company is qualified as a real estate investment trust ("REIT") as of December 31, 2002 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

3. Transactions with Related Parties:

        In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1/% of Average Invested Assets as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative non-compounded dividend return of 7%. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $2,847,951, $2,782,154, and $2,723,011 in 2002, 2001, and 2000 respectively, with performance fees in like amount. The Company incurred personnel reimbursements of $1,323,152, $1,289,852, $1,097,817 in 2002, 2001, and 2000,
        respectively.

        Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. A portion of such fees are deferred and payable in equal installments over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 7% from the date of acquisition of a property until paid. For transaction, and refinancings that were completed in 2002, 2001, and 2000, current fees were $770,458, $1,068,478 and $1,178,519, respectively, and deferred fees were $413,097, $806,283 and $622,816, respectively.

        The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceeds the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. Only if the Independent Directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the costs of significant litigation that are not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the Advisor and Independent Directors, is made at the sole discretion of the Independent Directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the Advisor to reimburse the Company.

        The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. The Advisor's interest in such disposition fees amounts to $1,375,681 as of December 31, 2002. Payment of such amount, however, cannot be made until the subordination provisions are met. Management has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the accompanying consolidated financial statements.

        The Company owns interests in entities which range from 15% to 50% and a jointly-controlled 50% tenancy-in-common interest in a property subject to a net lease with remaining interests held by affiliates. Controlling interests in jointly-owned entities are consolidated and non-controlled interests in which the Company has a significant interest are accounted for under the equity method of accounting.

        The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED in 2002, 2001, 2000 were $232,498, $232,481, and $234,774 respectively. The Company's current share of future minimum lease payments is $663,000 through 2006.

4. Mortgage Financing Through Loan Securitization:

        On August 28, 2002, The Company and three affiliates, W.P. Carey & Co. LLC, Carey Institutional Properties Incorporated and Corporate Property Associates 14 Incorporated ("CPA(R):14") obtained an aggregate of approximately $172,335,000 of limited recourse mortgage financing collateralized by 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose sole assets consist solely of the loans, and sold interests in the trust as collateralized mortgage obligations in a private placement to institutional investors (the "Offered Interests"). The Company and the three affiliates agreed to acquire a separate class of subordinated interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by the Company was proportional to the mortgage amounts obtained.

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

        The Company is accounting for its interest in the CPA(R) Interests as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of December 31, 2002, the fair value of the Company's CPA(R) Interests was $7,510,030, reflecting an unrealized gain of $307,999 and net amortization of $36,591. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

        The Company obtained new mortgage financing of $46,335,000 of which $8,908,000 was used to pay off existing loans. In connection with paying off the loans, the Company incurred prepayment charges of $1,225,092. After paying off the loans, incurring costs in connection with obtaining the new mortgages and purchasing its interests in the trust for $8,582,022, the Company retained cash of approximately $26,400,000, which includes a capital distribution from an equity investee that refinanced its loan in connection with the transaction. The loans which were paid off bore interest at annual rates ranging from 8.19% to 8.92%.

        The loans obtained are collateralized by real estate with a carrying value of $66,037,082, and were as follows:

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Lease Obligor                          Loan Amount            Annual Debt Service         Maturity Date
-------------                          -----------            -------------------         -------------
Silgan Companies Corporation           $ 7,236,811                 $  641,753              August 2012
Childtime Childcare, Inc.                6,871,863                    609,390               March 2012
Randall International Inc.               5,549,909                    492,160             September 2010
Garden Ridge Corporation                 5,510,978                    488,708             December 2010
Rheometric Scientific, Inc.              5,426,070                    481,178             December 2011
Rave Reviews Cinemas L.L.C.              4,399,119                    390,109                May 2012
Q Clubs, Inc.                            4,330,319                    384,008               April 2011
Sentry Technologies Corporation          3,282,994                    291,132              August 2011
Celadon Group, Inc.                      2,100,683                    186,284                May 2011
Compass Bank for Savings                 1,626,518                    144,238             February 2012
                                       -----------                 ----------
                                       $46,335,264                 $4,108,960
                                       ===========                 ==========

The loans paid off were as follows:

                                                                         Annual Debt
Lease Obligor                                   Loan Amount              Service
-------------                                   -----------              -------
Childtime Childcare, Inc.                       $4,677,496               $492,204
Garden Ridge Corporation                         4,230,699                452,699
                                                ----------               --------
                                                $8,908,195               $944,903
                                                ==========               ========

        The Company owns a 45% interest in two properties leased to ShopRite Supermarkets, Inc. ("ShopRite") (formerly Big V Holding Corp.) with CIP(R) owning the remaining interest. In connection with structuring the transaction, the jointly-owned properties were contributed to limited partnerships with CIP(R) owning a 55% interest as general partner. Accordingly, the Company's interest in the limited partnership is accounted for under the equity method of accounting. The limited partnership obtained new mortgage financing of $10,890,000 in connection with the securitization with an annual interest rate of 7.5% and paid off an existing loan of $6,721,103 with an annual interest rate of 9%.

        The key variable in determining fair value of the CPA(R) Interests is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the CPA(R) Interests based on adverse changes in the market interest rates of 1% and 2% is as follows:

                                                     Actual          1% Adverse Change    2% Adverse Change
                                                     ------          -----------------    -----------------
Interest rate                                         7.5%                 8.5%                 9.5%
Estimated fair value of CPA(R)Interests             $7,510,030           $7,139,256           $6,794,603

        The above sensitivity is hypothetical and changes in fair value based on a 1% or 2% variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

5. Real Estate Leased to Others Accounted for Under the Operating Method:

        Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases amount to approximately; $38,079,000 in 2003; $38,570,000 in 2004, $38,157,000 in 2005, $38,361,000 in 2006,
        $38,544,000 in 2007 and aggregate approximately $510,559,000 through 2021.

        Contingent rents (including percentage rents and CPI-based increases) were approximately $2,396,000, $1,938,000, and $746,000 in 2002, 2001,
        and 2000 respectively.

6. Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                  December 31,
                                            2002                     2001
                                            ----                     ----
Minimum lease payments
  receivable                            $35,954,860               $ 76,139,960
Unguaranteed residual value              24,987,051                 40,599,760
                                        -----------               ------------
                                         60,941,911                116,739,720
Less: unearned income                    35,954,860                 75,358,808
                                        -----------               ------------
                                        $24,987,051               $ 41,380,912
                                        ===========               ============

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

        Scheduled future minimum rents, exclusive of renewals, under non-cancelable direct financing leases are approximately $3,069,000 from 2003 through 2007 and aggregate approximately $35,955,000 through 2016.

        Contingent rents (including CPI-based increases) were approximately, $384,000, $274,000, and $194,000 in 2002, 2001 and 2000, respectively.

7. Mortgage Notes Payable and Line of Credit:

        Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of approximately $323,139,000. As of December 31, 2002, mortgage notes payable had fixed interest rates ranging from 6.5% to 8.75% per annum and one loan with a variable interest rate had an annual rate of 5.64% as of December 31, 2002.

        Scheduled principal payments during each of the five years following December 31, 2002 are as follows:

Year Ending December 31,                    Total Debt        Fixed Rate Debt      Variable Rate Debt
------------------------                   ------------       ---------------      ------------------
     2003                                  $ 10,748,753        $  5,536,380            $5,212,373
     2004                                     5,948,004           5,948,004
     2005                                    10,442,621          10,442,621
     2006                                    11,540,079          11,540,079
     2007                                    24,560,420          24,560,420
     Thereafter                             131,693,934         131,693,934
                                           ------------        ------------            ----------
        Total                              $194,933,811        $189,721,438            $5,212,373
                                           ============        ============            ==========


        The Company has a $20,000,000 credit facility available to it for investment opportunities and potential liquidity needs. As of December 31, 2002 there were no amounts outstanding under the credit facility. The Company used $10,000,000 from the credit facility in January 2002 to pay off a mortgage loan on properties leased to Best Buy Co., Inc. ("Best Buy") which, in turn, was paid off from proceeds received from the Best Buy refinancing. The credit agreement requires the Company to meet certain financial covenants, including restrictions on indebtedness and meeting or exceeding certain operating and coverage ratios. The credit facility is a general obligation of the Company and matures in October 2003.

        Interest paid, excluding capitalized interest, was $13,661,932, $13,085,646, and $11,210,107 in 2002, 2001, and 2000 respectively. There was no capitalized interest in 2002, 2001 and 2000.

8. Dividends:

        Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2002, dividends paid per share reported for tax purposes were as follows:

                            2002       2001       2000
                            ----       ----       ----
Ordinary income              $.43       $.44      $.76
Capital gains                 -          -         .04
Return of capital             .39        .38       .02
                             ----       ----      ----
                             $.82       $.82      $.82
                             ====       ====      ====

        A dividend of $.2063 per share for the quarter ended December 31, 2002 ($6,223,080) was declared in December 2002 and paid in January 2003.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

9.     Lease Revenues:

        The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of 2002, 2001,and 2000 lease revenues are as follows:

                                                           2002                2001               2000
                                                           ----                ----               ----
Per Statements of Income:
    Rental income from operating leases                  $41,262,646         $40,048,640        $39,188,496
    Interest income from direct financing leases           4,149,082           5,197,590          5,110,187
Adjustments:
    Share of leasing revenues applicable to
      minority interest                                   (3,099,216)         (3,071,528)        (2,897,873)
    Share of leasing revenues from equity
      investments                                         16,360,259          13,206,572         11,465,450
                                                         -----------         -----------        -----------
                                                         $58,672,771         $55,381,274        $52,866,260
                                                         ===========         ===========        ===========

        In 2002, 2001, and 2000 the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                               2002            %             2001            %            2000         %
                                           -----------    -----------    -----------    -----------    -----------    ---
Applied Materials, Inc. (a)                $ 6,290,326             11%   $ 6,238,516             11%   $ 5,910,678     11%
Advanced Micro Devices, Inc. (b)             3,258,938              5      3,048,500              6      3,048,500      6
Galyan's Trading Company, Inc.               2,733,154              5      2,733,154              5      1,379,633      3
Perry Graphic Communications, Inc. and
   Judd's Incorporated                       2,191,567              4      2,191,567              4      2,191,567      4
Scott Companies, Inc.                        2,062,281              3      2,062,281              4      2,052,162      4
Spectrian Corporation                        2,040,246              3      2,015,521              4      2,000,433      4
Special Devices, Inc. (b)                    1,962,000              3      1,118,967              2             --     --
Westell Technologies, Inc.                   1,936,022              3      1,916,386              3      1,916,387      4
Best Buy Co., Inc. (b)                       1,749,731              3      1,760,787              3      1,770,596      3
Career Education Corporation                 1,736,808              3      1,736,808              3      1,742,437      3
Telos Corporation                            1,634,969              3      1,543,258              3      1,543,258      3
Q Clubs, Inc.                                1,541,135              3      1,470,319              3      1,421,582      3
PPD Development, Inc.                        1,504,190              3      1,401,088              3      1,391,715      3
Sicor, Inc. (b)                              1,472,736              2      1,472,736              3      1,472,736      3
The Upper Deck Company (b)                   1,452,220              2      1,419,134              3      1,319,875      2
McLane Company, Inc. (b)                     1,393,046              2      1,383,372              2      1,411,702      3
Compucom Systems, Inc. (b)                   1,382,199              2      1,304,667              2      1,304,667      2
Del Monte Corporation (c)                    1,381,982              2      1,286,250              2      1,286,250      2
Silgan Containers Corporation                1,348,177              2      1,275,000              2      1,275,000      2
The Bon-Ton Stores, Inc.                     1,348,120              2      1,348,120              2      1,322,331      3
Textron, Inc. (b)                            1,222,678              2      1,137,375              2      1,137,375      2
Jen-Coat, Inc.                               1,210,000              2        457,111              1
Childtime Childcare, Inc.                    1,190,074              2      1,190,074              2      1,184,234      2
ShopRite Supermarkets Inc. (formerly Big
   V Holding Corporation.) (d)               1,083,738              2      1,075,406              2      1,068,008      2
Randall International, Inc.                  1,039,351              2        779,230              1        779,230      1
Orbseal LLC                                  1,011,750              2        258,649             --             --     --
Pacific Logistics, L.P.                      1,003,257              2        930,750              2        930,750      2
Garden Ridge Corporation                       995,764              2        995,764              2        995,764      2
The Garden Companies, Inc.                     920,292              2        920,292              2        868,346      2
Rheometric Scientific, Inc.                    897,978              2        879,404              2        851,345      2
Other                                        7,678,042             14      8,030,788             14      9,289,699     17
                                           -----------    -----------    -----------    -----------    -----------    ---
                                           $58,672,771            100%   $55,381,274            100%   $52,866,260    100%
                                           ===========    ===========    ===========    ===========    ===========    ===

(a) Net of amounts applicable to minority interests owned by Corporate Property Associates 14 Incorporated

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

(b) Represents the Company's proportionate share of lease revenues from its equity investment.

(c) Includes the Company's proportionate share of lease revenues from its equity investment for the period subsequent to September 30, 2001.

(d) Includes the Company's proportionate share of lease revenues from its equity investment for the period subsequent to July 31, 2002.

10.  Equity Investments:

        The Company owns interests in properties leased to corporations through equity interests in various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and as tenants-in-common subject to common control. The ownership interests range from 15% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy, Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company, Inc., The Fleming Companies, Inc., Del Monte Corporation, Special Devices, Inc. and ShopRite. The limited partnership interest in the ShopRite properties resulted from contributing the Company's 45% tenancy-in-common interest to a limited partnership in August 2002 (also see Note 4). As described below, the Company and two affiliates, CPA(R):14 and Corporate Property Associates 15 Incorporated ("CPA(R):15") formed three limited partnerships, and, on December 26, 2002 completed a transaction with TruServ Corporation ("TruServ").

        Distributions and allocations of income or loss from the equity investees are based on ownership percentages and no fees are paid by the Company or the partnerships to any of the general partners of the limited partnerships.

        Summarized combined financial information of the Company's equity investees is as follows:

(In thousands)                                                    December 31,
                                                                  ------------
                                                                2002        2001
                                                              --------    -------
Assets (primarily real estate)                               $ 505,304    $353,674
Liabilities (primarily limited recourse mortgage
   notes payable)                                              284,254     225,827
Capital                                                        221,050     127,847

                                                                  Year Ended December 31,
                                                                2002        2001      2000
                                                             ---------    --------   -------
Revenues (primarily rental revenues)                         $  39,758    $ 33,031   $39,412
Expenses (primarily interest on mortgages and
   depreciation)                                                23,019      20,627    19,317
                                                             ---------    --------   -------
     Income before extraordinary charge                         16,739      12,404    20,095
Extraordinary charge on early extinguishment
   of debt                                                      (2,506)         --        --
                                                             ---------    --------   -------
     Net income                                              $  14,233    $ 12,404   $20,095
                                                             =========    ========   =======


A. In February 2002, the Best Buy partnership paid off a mortgage loan of $25,743,178 and incurred an extraordinary charge on the early extinguishment of debt of $2,086,384, of which the Company's share was $771,962. The retired loan provided for monthly payments of interest and principal of $291,290 at an annual interest rate of 9.01%. The general partnership obtained a new limited recourse loan of $28,500,000 which provides for monthly payments of interest and principal of $210,427 at an annual interest rate of 7.49% based on a 25-year amortization schedule. The loan matures in May 2012 at which time a balloon payment is scheduled.

      As described in Note 4, the ShopRite limited partnership paid off an existing mortgage loan in connection with the loan securitization. In connection with paying off the existing loan, the limited partnership incurred a prepayment charge of which the Company's share of the charge is $188,640.

      The Company's share of prepayment charges from equity investees of $960,602 is included in extraordinary charge on early extinguishment of debt in the accompanying consolidated financial statements.

B. On December 26, 2002, the Company , CPA(R):14 and CPA(R):15, formed three newly formed limited partnerships with ownership interests of 15%, 35% and 50% respectively, which purchased land and seven buildings located in

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

            Kingman, Arizona; Woodland, California; Jonesboro, Georgia; Kansas City, Missouri; Springfield, Oregon; Fogelsville, Pennsylvania and Corsicana, Texas for $131,678,450, and entered into three master net leases with TruServ Corporation. The leases have initial terms of 20 years followed by one renewal term of nine years and 11 months and a second renewal term of 10 years. The leases provide for aggregate initial rent of $12,007,151, with stated annual increases.

            In connection with the purchase of the properties, the limited partnerships obtained limited recourse mortgage loans totaling $76,654,821 (including $27,550,047 obtained in January 2003), collateralized by deeds of trust on the properties, and lease assignments. The loans provide for aggregate monthly payments of interest and principal of $451,134, at an annual interest rate of 5.83% based on 30-year amortization schedules. The loans mature in January and February 2013 at which time balloon payments are scheduled.

11. Gains (Losses) on Sale of Real Estate and Securities:

        2001

        On May 1, 2001, the Company sold its property in San Diego, California leased to BAE Systems, Inc. ("BAE") for $30,497,865, and recognized a gain of $8,863,709. The BAE sale was structured as a noncash exchange for tax purposes so that the proceeds from sale were placed in an escrow and used in connection with additional real estate acquisitions in 2001.

        2000

        In January 2000, the Company sold 11,261 System, Inc. ("Etec") shares at a gain of $778,946. In connection with structuring the Etec net lease in 1995, the Company received warrants in Etec which it subsequently converted to shares of common stock after Etec became a public company. The Company had previously realized a gain of $2,356,001 on the sales of Etec shares. Etec was subsequently acquired by Applied Materials, Inc.

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

12. Disclosures About Fair Value of Financial Instruments:

        The Company estimates that the fair value of mortgage notes payable was approximately $201,892,000 and $166,984,000 at December 31, 2002 and
        2001, respectively. The fair value of the mortgage notes payable was evaluated using a discounted cash flow model with a rate that takes into account the credit of the tenant and interest rate risk.

13. Accounting Pronouncements:

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

         SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED interests method for business combinations is no longer permitted. The adoption of SFAS 141 did not have a material effect on the Company's financial statements.

      SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 did not have a material effect on the Company's financial statements.

      In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial statements.

      In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented.

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

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS No. 146 to have a material effect on the Company's financial statements.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions and modifications of exiting guarantee contracts entered into after December 31, 2002 to the adoption of the accounting provisions of FIN 45 is not expected to have a material effect on the Company's financial statements.

      On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosures requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. The Company is assessing the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and believes the adoption will not have a material effect on the Company's financial statements. The Company's maximum loss exposure is the carrying value of its equity investments.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

14. Selected Quarterly Financial Data (unaudited):

                                                                          Three Months Ended
                                           March 31, 2002      June 30, 2002      September 30, 2002      December 31, 2002
                                           --------------      -------------      ------------------      -----------------
Revenues                                       $11,470,047         $11,521,075         $11,751,202            $11,937,250
Expenses                                         7,682,431           8,014,848           8,384,204              8,709,290
Income before extraordinary charge               4,968,815           4,382,728           4,899,363              4,644,623
Net income (1)                                   4,196,853           4,382,728           3,426,214              4,644,623
Net income per share -
   Basic and diluted                                   .14                 .15                 .11                    .15
Dividends declared per share                         .2057               .2059               .2061                  .2063

(1) Includes extraordinary charge on early extinguishment of debt of $(771,962) and $(1,473,149) for the three month period ended March 31, 2002 and September 30, 2002, respectively. Includes unrealized (loss) gain on warrants of $(81,043), $(413,103), $100,140 and $840,547 for the three month period ended March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, respectively.

                                                                          Three Months Ended
                                           March 31, 2001      June 30, 2001      September 30, 2001      December 31, 2001
                                           --------------      -------------      ------------------      -----------------
Revenues                                       $11,839,746         $11,552,371          $11,428,321           $11,230,334
Expenses                                         7,430,630           8,003,991            8,073,224             8,221,329
Net income (1)                                   5,106,862          13,758,563            5,844,053             3,238,253
Net income per share -
   Basic and diluted                                   .17                 .46                  .20                   .11
Dividends declared per share                         .2049               .2051                .2053                 .2055


(1) Includes unrealized gain (loss) on warrants of $511,522, $1,656,128 and $(1,044,150) for the three-month period ended June 30, 2001, September 30, 2001 and December 31, 2001, respectively. Includes gain (loss) on sale of real estate of $8,865,093 and $(1,384) for the three-month period ended June 30, 2001 and September 30, 2001, respectively.

15. Subsequent Events:

         In October 2002, the Company and Rheometric entered into an agreement that would allow Rheometric to terminate its lease for its facility in Piscataway, New Jersey upon completion of an asset sale of one of its lines of business. On January 16, 2003, Rheometric completed the sale of its rheology instruments business to the Waters Corporation at which time the lease termination agreement became effective. In connection with the sale of the business to Waters, Rheometric changed its name to Proterion Corporation.

         Under the agreement, the Company received a payment of $2,250,000 (all of which is held in escrow by the mortgage lender). In addition $256,315 which had been held by the Company from a sale of excess land at the Piscataway property and was to be released to Rheometric upon satisfaction of certain conditions was retained. The termination agreement also provides for payments to the Company of up to $750,000 over the next year.

         In addition, the exercise price for warrants for 466,140 shares of Rheometric common stock was reduced from $2.00 to $.01 per share and were concurrently converted to 456,424 shares of common stock pursuant to a cashless exercise. The Company has the right to sell such shares at any time. The Company also received an additional 650,000 shares of Rheometric common stock, the sale of which is subject to certain restrictions. As of March 12, 2003, the per share closing price of Proterion Corporation was $0.30.

         On February 7, 2003, the Company, CPA(R):14 and CPA(R):15, through a newly-formed limited liability company with ownership interests of 15%, 41% and 44%, respectively purchased land and 15 health club facilities for $178,010,471 and entered into a master net lease with Starmark Camhood, L.L.C. ("Starmark"). The lease obligations of Starmark are jointly unconditionally guaranteed by seven of its affiliates.

      The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272,400 with CPI-based increases scheduled in November 2006, 2010, 2014, 2018 and 2021. $167,400 of annual rent will not be included in the determination of the future rent increases.

      In connection with the purchase, the limited liability company obtained first mortgage limited recourse financing of $88,300,000 and a mezzanine loan of $20,000,000. The first mortgage provides for monthly payments of interest and principal of $563,936 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is scheduled. The mezzanine loan provides for monthly payments of interest and principal of $277,201 at an annual interest rate of 11.15% and will fully amortize over its ten-year term.

      The limited liability company was granted 5,276 warrants for Class C Unit interests in Starmark and represent a 5% interest in the Company. The warrants may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a cashless exercise of units.

      On March 12, 2003, the Company purchased a 35% interest in a limited liability company from CPA(R):15 which retained the remaining 65% interest. The limited liability company owns properties in France that are leased to Medica-France, S.A. ("Medica") and affiliates of Carrefour, S.A. ("Carrefour"). The purchase price consisted of a payment of $11,916,465 and the assumption of a deferred fee payable to the Advisor of $1,031,046. The purchase price was based on the appraised value of the properties (based on the current exchange for the Euro) adjusted for capital costs incurred since the acquisition by CPA(R):15 including fees paid to the Advisor, net of mortgage debt. Based on the current exchange for the Euro, the value used for Medica and Carrefour properties as of date of the purchase of the 35% interests was $47,218,481 and $119,358,007, respectively, inclusive of fees.

      The Medica leases have a remaining term through June 2011 and provide for aggregate annual rent of Euro 3,856,618 ($4,226,467 based on the current exchange rate) with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index. The Carrefour leases have a remaining term through December 2011 for an aggregate annual rent of Euro 10,190,269 ($11,167,516) with annual rent increases based on a formula, indexed to the INSEE.

      In connection with the purchase of the properties, the limited liability company obtained limited recourse mortgage debt of Euro 34,000,000 ($37,260,600 as of the date of the acquisition of the 35% interest) and Euro 84,244,000 ($92,323,000 as of the date of the acquisition of the 35% interest) on the Medica and Carrefour properties, respectively. The Medica and Carrefour loans provide for quarterly payments of interest at an annual interest rate of 5.631% and 5.55%, respectively, and stated principal payments with scheduled increases over their terms. The Medica and Carrefour loans mature in October 2017 and December 2014, respectively, at which time balloon payments are scheduled.

MARKET FOR THE PARTNERSHIP'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

      There is no established public trading market for the Shares of the Company.

      As of December 31, 2002 there were 13,716 holders of record of the Shares of the Company.

      In accordance with the Prospectus of the Company, dividends will be paid quarterly regardless of the frequency with which such dividends are declared. The Company is required to distribute annually at least 90% of its Distributable REIT Taxable Income to maintain its status as a REIT. The following shows the frequency and amount of dividends paid for the past three years.

                                    Cash Dividends Paid Per Share
                                  2002            2001           2000
                                  ----            ----           ----
First quarter                   $.2055          $.2047         $.2039
Second quarter                   .2057           .2049          .2041
Third quarter                    .2059           .2051          .2043
Fourth quarter                   .2061           .2053          .2045
                                 -----           -----          -----
                                $.8232          $.8200         $.8168
                                ======          ======         ======

REPORT ON FORM 10-K

      The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission ("SEC"). The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.