Form 10-Q
period 2003-03-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2003-05-14
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERDIO ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 033-68728

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                                13-3726306
        (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

          50 ROCKEFELLER PLAZA                           10020
        NEW YORK, NEW YORK 10020                       (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                        REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X[ No [ ].

      CPA(R):12 has no active market for common stock at May 12, 2003.

      CPA(R):12 has 30,164,041 shares of common stock, $.001 par value outstanding at May 12, 2003.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I

Item 1.  -     Financial Information*

               Condensed Consolidated Balance Sheets, as of March 31, 2003
               and December 31, 2002                                                                   2

               Condensed Consolidated Statements of Income for the three
               months ended March 31, 2003 and 2002                                                    3

               Condensed Consolidated Statements of Comprehensive Income for the
               three months ended March 31, 2003 and 2002                                              3

               Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2003 and 2002                                                           4

               Notes to Condensed Consolidated Financial Statements                                 5-10

Item 2.  -     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 11-16

Item 3.  -     Quantitative and Qualitative Disclosure About Market Risk                              17

Item 4.  -     Controls and Procedures                                                                17


PART II  -     Other Information

Item 4.  -     Submission of Matters to a Vote of Security Holders                                    18

Item 6.  -     Exhibits and Reports on Form 8-K                                                       18

Signatures                                                                                            19

Certifications                                                                                     20-21

* The summarized condensed financial statements contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31, 2003        December 31, 2002
                                                                                  --------------        -----------------
                                                                                   (Unaudited)               (Note)
                                                                                   -----------               ------
         ASSETS:
Land and buildings, net of accumulated depreciation of $36,733,845 at
   March 31, 2003 and $34,815,471 at December 31, 2002                            $ 319,549,968             315,608,791
Net investment in direct financing leases                                            19,127,500              24,987,051
Equity investments                                                                   89,486,314              70,551,264
Cash and cash equivalents                                                            15,791,040              40,084,470
Marketable securities                                                                 8,213,874               7,510,030
Other assets                                                                         15,801,152              13,386,909
                                                                                  -------------           -------------
            Total assets                                                          $ 467,969,848           $ 472,128,515
                                                                                  =============           =============
          LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:
Liabilities:
Limited recourse mortgage notes payable                                           $ 188,359,527           $ 194,933,811
Accrued interest                                                                      1,068,118               1,098,917
Accounts payable and accrued expenses                                                 2,634,932               2,170,744
Due to affiliates                                                                     2,672,999               2,843,060
Deferred acquisition fees payable to affiliate                                        6,546,125               6,255,973
Dividends payable                                                                     6,240,696               6,223,080
Prepaid rental income and security deposits                                           5,041,645               5,059,112
                                                                                  -------------           -------------
            Total liabilities                                                       212,564,042             218,584,697
                                                                                  -------------           -------------
Minority interest                                                                     7,958,278               7,937,305
                                                                                  -------------           -------------
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding 30,967,407 shares at March 31, 2003 and 30,878,338
   shares at December 31, 2002                                                           30,966                  30,878
Additional paid-in capital                                                          279,638,957             278,735,372
Dividends in excess of accumulated earnings                                         (25,198,850)            (26,441,642)
Accumulated other comprehensive income                                                  314,904                 307,999
                                                                                  -------------           -------------
                                                                                    254,785,977             252,632,607
Less, treasury stock at cost, 779,489 shares at March 31, 2003 and
   747,252 shares at December 31, 2002                                               (7,338,449)             (7,026,094)
                                                                                  -------------           -------------
            Total shareholders' equity                                              247,447,528             245,606,513
                                                                                  -------------           -------------
            Total liabilities, minority interest  and shareholders'
               equity                                                             $ 467,969,848           $ 472,128,515
                                                                                  =============           =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                             Three Months Ended March 31,
                                                                          -----------------------------------
                                                                             2003                    2002
                                                                          ------------           ------------
Revenues:
  Rental income                                                           $ 10,655,487           $ 10,044,745
  Interest income from direct financing leases                                 646,458              1,316,123
  Interest and other income                                                  3,233,480                109,179
                                                                          ------------           ------------
                                                                            14,535,425             11,470,047
                                                                          ------------           ------------
Expenses:
  Interest                                                                   3,807,950              3,363,944
  Depreciation                                                               1,918,374              1,851,885
  General and administrative                                                   976,256                893,131
  Property expenses                                                          2,432,650              1,573,471
                                                                          ------------           ------------
                                                                             9,135,230              7,682,431
                                                                          ------------           ------------
     Income before minority interest, equity investment and gain
       (loss)                                                                5,400,195              3,787,616
Minority interest in income                                                   (378,692)              (363,878)
Income from equity investments including charge on early
     extinguishment of debt of $771,962 in 2002                              2,471,805                854,158
                                                                          ------------           ------------
     Income before gain (loss)                                               7,493,308              4,277,896
Unrealized loss on warrants                                                     (9,820)               (81,043)
Reversal of unrealized gain on warrants on conversion to shares               (237,340)                    --
Gain on settlement of derivatives contract                                     237,340                     --
                                                                          ------------           ------------
    Net income                                                            $  7,483,488           $  4,196,853
                                                                          ============           ============
Basic and diluted income per common share
                                                                          $        .25           $        .14
                                                                          ============           ============
Weighted average shares outstanding - basic and diluted                     30,155,234             29,917,032
                                                                          ============           ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (UNAUDITED)

                                                                         Three Months Ended March 31,
                                                                       ---------------------------------
                                                                          2003                   2002
                                                                       -----------           -----------
Net income                                                             $ 7,483,488           $ 4,196,853
Other comprehensive income:
   Change in unrealized appreciation on marketable securities              161,053                    --
   Change in foreign currency translation adjustment                      (154,148)                   --
                                                                       -----------           -----------
                                                                             6,905                    --
                                                                       -----------           -----------
   Comprehensive income                                                $ 7,490,393           $ 4,196,853
                                                                       ===========           ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                 -----------------------------------
                                                                                     2003                   2002
                                                                                 ------------           ------------
Cash flows from operating activities:
   Net income                                                                    $  7,483,488           $  4,196,853
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                                  2,060,656              1,921,449
     Straight-line rent adjustments                                                  (341,096)              (169,908)
     Income from equity investments before charge in excess of
        distributions received                                                       (586,042)              (385,664)
     Charge on extinguishment of debt by equity investees                                  --                771,962
     Fees paid by issuance of stock                                                   712,648                713,903
     Minority interest in income                                                      378,692                363,878
     Unrealized loss on warrants                                                        9,820                 81,043
     Reversal of unrealized gain on warrants on conversion to shares                  237,340                     --
     Gain on settlement of derivatives contract                                      (237,340)                    --
     Lease termination proceeds assigned to lender                                 (2,250,000)                    --
     Securities received in connection with lease termination agreement              (338,000)                    --
     Change in operating assets and liabilities, net                                  137,047             (1,468,312)
                                                                                 ------------           ------------
         Net cash provided by operating activities                                  7,267,213              6,025,204
                                                                                 ------------           ------------
Cash flows from investing activities:
   Distributions from equity investments in excess of equity income                   345,085                386,021
   Purchases of real estate and equity investments and additional
     capitalized costs                                                            (21,021,240)                    --
   Distributions of mortgage financing from equity investee                         3,738,075
   Payment of deferred acquisition fees                                            (1,274,925)            (1,375,711)
                                                                                 ------------           ------------
         Net cash used in investing activities                                    (18,213,005)              (989,690)
                                                                                 ------------           ------------
Cash flows from financing activities:
   Prepayments of mortgage principal                                               (5,199,405)                    --
   Payments of mortgage principal                                                  (1,374,879)            (1,206,975)
   Amounts advanced on credit facility                                                     --             10,000,000
   Repayments of advances on credit facility                                               --            (10,000,000)
   Distributions to minority interest partner                                        (357,719)              (362,341)
   Payment of financing costs and mortgage deposits                                   (71,228)                    --
   Proceeds from issuance of shares, net of costs                                     191,028                208,252
   Dividends paid                                                                  (6,223,080)            (6,148,332)
   Purchase of treasury stock                                                        (312,355)              (141,119)
                                                                                 ------------           ------------
         Net cash used in financing activities                                    (13,347,638)            (7,650,515)
                                                                                 ------------           ------------
         Net decrease in cash and cash equivalents                                (24,293,430)            (2,615,001)
Cash and cash equivalents, beginning of period                                     40,084,470             27,147,331
                                                                                 ------------           ------------
      Cash and cash equivalents, end of period                                   $ 15,791,040           $ 24,532,330
                                                                                 ============           ============

Noncash investing activity:

      In connection with a lease termination, a net investment in a direct financing lease with a carrying value of $5,859,551 was reclassified as land and buildings.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 12 Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2. Transactions with Related Parties:

The Company's asset management and performance fees are payable to its Advisor, Carey Asset Management Corp., a wholly-owned subsidiary of W. P. Carey & Co. LLC, each of which is the per annum amount of 1/2 of 1% of Average Invested Assets, as defined in the Company's Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative necessary to the operation of the Company. The Company incurred asset management fees of $792,864 and $711,250 for the three months ended March 31, 2003 and 2002, respectively, with performance fees in like amount. For the three months ended March 31, 2003 and 2002, the Company incurred personnel cost reimbursements of $357,212 and $311,563, respectively.

Fees are payable to the Advisor in connection with services performed relating to the identification, evaluation, financing and purchase of properties. In connection with services performed relating to the identification, evaluation, negotiation, financing and purchase of properties, current and deferred fees for the three months ended March 31, 2003 were $667,539 and $534,031, respectively.

As described in Note 7, on March 12, 2003, the Company purchased a 35% interest in thirteen properties from Corporate Property Associates 15 Incorporated ("CPA(R):15"), an affiliate. In connection with the purchase, the Company assumed an obligation for 35% of the deferred acquisition fee payable to an affiliate which was $1,031,046. The Company's cash portion of the purchase price included reimbursement to CPA(R):15 for 35% of the initial current acquisition fee which was $1,288,807.

Note 3. Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale marketable security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of March 31, 2003, the fair value of the Company's interests was $7,793,433, reflecting an aggregate unrealized gain of $623,951 and cumulative net amortization of $69,140 ($32,549 for the three-months ended March 31, 2003). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

The key variable in determining fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in the market interest of 1% and 2% is as follows:

                                                     Actual            1% Adverse Change      2% Adverse Change
                                                     ------            -----------------      -----------------
Interest rate                                              7.5%                   8.5%                   9.5%
Estimated fair value of the interests             $  7,793,433           $  7,407,508           $  7,048,617

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

Note 4. Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues for the three-month periods ended March 31, 2003 and 2002 are as follows:

                                                                         2003                   2002
                                                                     ------------           ------------
Per Statements of Income:
   Rental income from operating leases                               $ 10,655,487           $ 10,044,745
   Interest from direct financing leases                                  646,458              1,316,123
Adjustment:
   Share of leasing revenue applicable to minority interest              (774,426)              (775,026)
   Share of leasing revenue from equity investments                     5,443,583              3,919,519
                                                                     ------------           ------------
                                                                     $ 15,971,102           $ 14,505,361
                                                                     ============           ============

For the three-month periods ended March 31, 2003 and 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                                   2003               %              2002               %
                                                                -----------      -----------      -----------      -----------
Applied Materials, Inc. (a)                                     $ 1,571,615               10%     $ 1,572,994               11%
Advanced Micro Devices, Inc. (b)                                    814,734                5          814,734                6
Galyan's Trading Company                                            683,288                4          683,289                5
Perry Graphic Communications, Inc.  and Judd's Incorporated         547,892                3          547,892                4
Scott Companies Inc.                                                542,282                3          515,570                4
TruServ Corporation                                                 541,671                3               --               --
Spectrian Corporation                                               537,750                3          503,880                3
Westell Technologies, Inc.                                          495,927                3          479,097                3
Special Devices, Inc. (b)                                           490,500                3          490,500                3
Best Buy Co., Inc. (b)                                              436,189                3          439,121                3
Career Education Corporation                                        434,202                3          434,202                3
Telos Corporation                                                   416,385                3          385,814                3
Starmark Holding LLC (b)                                            400,400                3               --               --
Q Clubs, Inc.                                                       386,613                2          383,955                3
PPD Development, Inc.                                               376,047                2          376,047                3
Sicor, Inc. (b)                                                     368,184                2          368,184                3
The Upper Deck Company (b)                                          363,055                2          363,055                2
Silgan Containers Corporation                                       355,338                2          318,750                2
Compucom Systems, Inc. (b)                                          352,011                2          326,167                2
McLane Company, Inc. (b)                                            350,360                2          346,601                2
Del Monte Corporation                                               341,906                2          321,563                2
The Bon-Ton Stores, Inc.                                            337,030                2          337,030                2
Childtime Childcare, Inc.                                           312,563                2          297,518                2
Textron, Inc. (b)                                                   309,935                2          292,874                2
Jen-Coat, Inc.                                                      302,500                2          302,500                2
Randall International, Inc.                                         265,749                2          206,496                1
Pacific Logistics, L.P.                                             254,834                2          250,814                2
Orbseal LLC                                                         252,938                2          252,938                2
Garden Ridge Corporation                                            248,941                2          248,941                2
Other                                                             2,880,263               19        2,644,835               18
                                                                -----------      -----------      -----------      -----------
                                                                $15,971,102              100%     $14,505,361              100%
                                                                ===========      ===========      ===========      ===========

      (a) Net of Corporate Property Associates 14 Incorporated's ("CPA(R):14") minority interest.

      (b) Represents the Company's proportionate share of lease revenues from its equity investments.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

For the three-month period ended March 31, 2003, lessees were responsible for the direct payment of approximately $1,253,000 of real estate taxes on behalf of the Company.

Note 5. Equity Investments:

The Company owns interests in properties leased to corporations through equity interests in (i) various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) tenancies-in-common subject to common control. The ownership interests range from 15% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy, Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company, Inc., The Fleming Companies, Inc., Del Monte Corporation, Special Devices, Inc., ShopRite Supermarkets, Inc., TruServ Corporation, Starmark Camhood LLC ("Starmark"), Medica-France, S.A. ("Medica") and affiliates of Carrefour, S.A. ("Carrefour"). The equity investments in Starmark, Medica and Carrefour were acquired during the quarter ended March 31, 2003 (see Note 7).

Summarized combined financial information of the Company's equity investees is as follows:

(In thousands)                                       March 31, 2003   December 31, 2002
--------------                                       --------------   -----------------
Assets (primarily real estate)                          $870,974          $505,304
Liabilities (primarily mortgage notes payable)           570,199           284,254
Partners' and members' equity                            300,775           221,050

                                                       Three months Ended March 31,
                                                       ---------------------------
                                                         2003               2002
                                                       --------           --------
Revenues (primarily rental revenue)                    $ 20,466           $  9,556
Expenses (primarily interest on mortgages and
    depreciation)                                       (11,809)            (7,678)
                                                       --------           --------
         Net income                                    $  8,657           $  1,878
                                                       ========           ========

Note 6. Lease Termination Agreement:

In October 2002, the Company and Rheometric Scientific, Inc. ("Rheometric") entered into an agreement that would allow Rheometric to terminate its lease for its facility in Piscataway, New Jersey upon completion of an asset sale of one of its lines of business. On January 16, 2003, the Rheometric sale was completed and at which time the lease termination agreement became effective and Rheometric changed its name to Proterion Corporation ("Proterion").

Under the agreement, the Company received a payment of $2,250,000 (all of which is held in escrow by the mortgage lender) and received 650,000 shares of Proterion (which had a quoted per share price of $0.52 on the date of the termination). In addition, $256,315 which had been held in escrow by the Company on behalf of Rheometric upon was released to the Company. The termination agreement also provides for payments to the Company of up to $750,000 over the next year. The Company has recognized income, net of costs of $2,722,227 in connection with the termination, and which is included in other income in the accompanying condensed consolidated financial statements. As the additional payments of up to $750,000 are subject to certain contingencies, such amounts will be recognized as income only as the contingencies are removed.

In connection with structuring the initial purchase transaction with Rheometric, the Company was granted warrants for 466,140 shares of Rheometric common stock at an exercise price of $2.00. Under the lease termination agreement, the exercise price of the warrants was reduced to $0.01. On January 16, 2003, the warrants were converted on a cashless basis to 456,424 shares of common stock of Proterion. Because the Company had the ability to convert the warrants to shares on a cashless basis, the warrants had been classified as a derivative instrument. Upon conversion to shares, a cumulative unrealized gain in the fair value of the warrants of $237,340 was reversed and a realized gain of $237,340, representing the gain on the settlement of a derivatives contract was recognized. The Company's 1,106,424 shares of Proterion are classified as an available-for-sale marketable security

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED and are measured at fair value with all gains and losses in fair value reported as an component of other comprehensive income as part of shareholders' equity. As of March 31, 2003, the quoted per share price of Proterion was $0.38.

Note 7. Acquisitions of Real Estate:

A. On March 12, 2003, the Company purchased a 35% interest in a limited liability company from CPA(R):15 which retained the remaining 65% interest. The limited liability company owns properties in France that are leased to Medica and Carrefour. The purchase price for the 35% interest was $11,916,465 in cash and the assumption of a deferred fee payable to the Advisor of $1,031,046. The purchase price was based on the appraised value of the properties (based on the March 6, 2003 exchange rate for the Euro) adjusted for capital costs incurred since the acquisition by CPA(R):15 including fees paid to the Advisor, net of mortgage debt.

      The Medica leases have a remaining term through June 2011 and provide for aggregate annual rent of Euro 3,856,618 ($4,226,467) with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index. The Carrefour leases have a remaining term through December 2011 for an aggregate annual rent of Euro 10,190,269 ($11,167,516) with annual rent increases based on a formula, indexed to the INSEE.

      In connection with the purchase of the properties, the limited liability company obtained limited recourse mortgage debt of Euro 34,000,000 ($37,260,600) and Euro 84,244,000 ($92,323,000) on the Medica and
      Carrefour properties, respectively. The Medica and Carrefour loans provide for quarterly payments of interest at an annual interest rate of 5.631% and 5.55%, respectively, and stated principal payments with scheduled increases over their terms. The Medica and Carrefour loans mature in October 2017 and December 2014, respectively, at which time balloon payments are payable.

B. On February 7, 2003, the Company and two affiliates, CPA(R):14 and CPA(R):15, through a newly-formed limited liability company with ownership interests of 15%, 41% and 44%, respectively, purchased land and 15 health club facilities for $178,010,471 and entered into a master net lease with Starmark. The lease obligations of Starmark are jointly unconditionally guaranteed by seven of its affiliates.

      The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272,400 with CPI-based increases scheduled in November 2006, 2010, 2014, 2018 and 2021.

      In connection with the purchase, the limited liability company obtained first mortgage limited recourse financing of $88,300,000 and a mezzanine loan of $20,000,000. The first mortgage provides for monthly payments of interest and principal of $563,936 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is payable. The mezzanine loan provides for monthly payments of interest and principal of $277,201 at an annual interest rate of 11.15% and will fully amortize over its ten-year term.

      The limited liability company was granted warrants for Class C Unit interests in Starmark. If exercised, the Unit interests would represent a 5% interest in Starmark as of the date of grant. The warrants may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a cashless exercise of units.

Note 8. Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The Company adopted this Statement effective January 1, 2003, and the adoption did not have a material effect on the Company's financial statements. The Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003, and did not have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on the Company's financial statements.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company's maximum loss exposure is the carrying value of its equity investments. The Company has evaluated the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and it does not expect to consolidate those investments as none of these investments will be classified as VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Corporate Property Associates 12, Incorporated's ("CPA(R):12") condensed consolidated financial statements and notes thereto as of March 31, 2003 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or the objectives and plans of CPA(R):12 will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2002 provides a description of CPA(R):12's business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

CRITICAL ACCOUNTING POLICIES:

Certain accounting policies are critical to the understanding of CPA(R):12's financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of these accounting policies.

The preparation of financial statements requires that CPA(R):12 make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CPA(R):12 must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CPA(R):12's real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate specific situations rather than solely use statistical methods. CPA(R):12 recognizes a provision for uncollected rents which typically ranges between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and measures its allowance against actual rent arrearages and adjusts the percentage applied.

Operating real estate is stated at cost less accumulated deprecation. Costs directly related to build-to-suit projects, primarily interest, if applicable are capitalized. CPA(R):12 considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are in service and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CPA(R):12 allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction.

CPA(R):12 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CPA(R):12's investment objective is to hold properties on a long-term basis, holding periods will range from five to ten years. In its evaluations, CPA(R):12 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):12 considers the likelihood of possible outcomes in determining the best estimate of future cash flows. Because substantially all of CPA(R):12's properties are leased to single tenants, CPA(R):12 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):12 different than the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CPA(R):12 performs a review of its estimated residual value of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):12's current estimate of residual value. If the review indicates a decline in residual values that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

When assets are identified by Management as held for sale, CPA(R):12 discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in Management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. If circumstances that previously were considered unlikely occur and, as a result, CPA(R):12 decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) the carrying value before it was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the time of the subsequent decision not to sell.

In 2002, CPA(R):12 acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that are owned by CPA(R):12 or three of its affiliates. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model, and therefore, the income recognized from the subordinated interests and the fair value, will be adjusted. CPA(R):12 also holds warrants for common stock in various lessees that are defined as derivative instruments because such warrants are either readily convertible to cash or provide for net settlement upon exercise. The changes in the fair value of these warrants are recognized currently in earnings as gains or losses. The fair value is determined using option pricing models which employ assumptions which include, but are not limited to, volatility, risk-free rates of return and expected life. For warrants in closely-held companies, certain factors may be derived from public companies that are in the same industry and have a similar capital structure.

CPA(R):12 and affiliates are investors in certain real estate assets. Certain of the investments are held through incorporated or unincorporated jointly held entities and certain investments are held directly as tenants in common. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):12 and the affiliates. The placement of an investment in a jointly held entity or tenancy in common requires the approval of the Independent Directors. All of the jointly held investments are structured so that CPA(R):12 and the affiliates contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. No fees are payable to affiliates under any of the limited partnership and joint venture agreements. All of the jointly held investments are subject to contractual agreements. The presentation of these jointly held investments is determined based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. Equity method investments are reviewed for impairment in the event of a change in circumstances that is other than temporary. An equity investment's value is only impaired if Management's estimate of net realizable value of the investment is less than the carrying value of the investment. To the extent an impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

Stated rental revenue and interest income from direct financing leases are recognized on a straight-line basis and a constant rate of interest, respectively, over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. The majority of CPA(R):12's leases provide for periodic rent increases based on formulas indexed to increases in the CPI. CPI-based and other contingent-type rents are recognized currently. CPA(R):12 recognizes rental income from sales overrides after the level of sales requiring a rental payment to CPA(R):12 is reached.

CPA(R):12 classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investments in direct financing leases based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CPA(R):12 uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The general terms of CPA(R):12 leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

retained by the lessor or transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification.

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

Costs incurred in connection with obtaining mortgages and debt financing are capitalized and amortized over the term of the related debt and included in interest expense. Unamortized financing costs are written off and included in charges for early extinguishment of debt if a loan is retired. Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in property expense. Unamortized leasing costs are also charged to property expense upon early termination of the lease.

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

RESULTS OF OPERATIONS:

Net income increased by $3,286,000 to $7,483,000 as compared with net income of $4,197,000 for the three-month period ended March 31, 2002. Net income for the three months ended March 31, 2003 includes $2,722,000 of other income from a lease termination. Excluding the effects of the lease termination, and a charge on extinguishment of debt of $772,000, in 2002, income would have reflected a decrease of $208,000. The decrease in income was due to increases in interest expense and property expense and was partially offset by increases in income from equity investments and other interest income.

Interest expense increased by $444,000. Solely as a result of obtaining $46,335,000 of limited recourse mortgage financing in August 2002 in connection with the mortgage securitization transaction, annual interest expense is projected to increase by approximately $2,700,000. The effect of this increase has been partially offset by a decrease in interest expense due to increasing mortgage amortization on existing fixed rate mortgage loans, the payoff of a mortgage loan on the Telos Corporation property in January 2003 and the reclassification of the ownership interests in properties leased to ShopRite Supermarkets, Inc. to an equity investment in August 2002 and which are encumbered by mortgage debt.

Property expense increased primarily due to an increase in property related expenses from the Rheometric Scientific, Inc. property and the property leased to Sentry Technology Corporation. Subsequent to the lease termination on the Rheometric property, CPA(R):12 is remarketing 100,000 square feet at the property. Annual carrying costs on the property are approximately $443,000. A portion of the property is occupied by several tenants under short-term leases which provide monthly rents of approximately $67,000. Although Sentry Technology has an obligation pursuant to its net lease to pay property-related expenses, its has not been able to meet this obligation, and CPA(R):12 has paid real estate taxes on the property. While CPA(R):12 will attempt to recover the amounts paid on behalf of Sentry Technology, CPA(R):12 believes that it is unlikely that it will be reimbursed by the lessee, and, therefore, has charged these advances to property expense. Property expenses also increased due to moderate increases in the provision for uncollected rents and asset management and performance fees.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Equity income increased primarily due to the acquisition of properties leased to TruServ Corporation and Starmark Camhood, LLC in December 2002 and February 2003, respectively. CPA(R):12's estimated share of cash distributions from TruServ and Starmark is approximately $2,215,000. In addition, CPA(R):12 purchased a 35% interest in a limited liability company from CPA(R):15 on March 12, 2003. The limited liability company owns properties in France that are leased to Medica-France, S.A. and affiliates of Carrefour, S.A. CPA(R):12's share of distributions from these French investments is $1,954,000. CPA(R):12 owns a 40% interest in a property in Grand Rapids, Michigan leased to Fleming Companies, Inc. In March 2003, Fleming filed a petition of bankruptcy and in connection with its plan of reorganization, the lease was terminated in May 2003. CPA(R):12's annual cash flow from the Fleming property was $355,000. The increase in interest income is the result of $252,000 earned from CPA(R):12's subordinated interest in the mortgage securitization. The increase in other income was due to the $2,722,000 from the Rheometric lease termination agreement.

There was no significant change in lease revenues for the comparable periods. Excluding the effect of the reclassification of the ShopRite properties to an equity investment, lease revenues increased by $198,000, as the result of rent increases on thirteen leases.

FINANCIAL CONDITION:

There has been no material change in CPA(R):12's financial condition. Cash has decreased by $24,293,000 primarily as a result of acquisitions and satisfying a balloon payment obligation on a mortgage loan. CPA(R):12 is using its available cash funds, except for amounts needed to meet working capital needs, to further diversify its real estate portfolio. One of CPA(R):12's objectives is to use the cash flow from net leases (including its equity investments) to meet operating expenses, service its debt and fund an increasing rate of dividends to shareholders. Cash flows from operations and equity investments of $7,612,000 were not sufficient to pay quarterly dividends of $6,223,000, scheduled mortgage principal installments of $1,375,000 and distributions of $358,000 to minority interest partners, resulting in a shortfall of $344,000. The deficit was due, in part, to the increase in unpaid rent from Randall International, Inc., property costs at the former Rheometric property and the absorption of costs at the Sentry Technology property. In April 2003, CPA(R):12 renegotiated its forbearance agreement with Randall, and, as a result, cash flow from the Randall property has been reduced by $350,000. With the acquisition of the interests in Starmark, Carrefour and Medica properties, annual cash flow from operations and equity investments are projected to be sufficient to meet cash flow objectives. In connection with the Rheometric lease termination, a payment received of $2,250,000 was assigned to the mortgage lender. When evaluating cash generated from operations, Management includes cash provided from equity investments. Under accounting principles generally accepted in the United States of America, distributions in excess of income from equity investments are a return of capital and presented as an investing cash flow. The ability to distribute cash from CPA(R):12's equity investees in excess of their income is primarily due to noncash charges for depreciation. Therefore, Management evaluates its ability to meet dividend objectives by combining such cash flows with cash flow from operating activities. Cash flows from operations are projected to increase after the funds are invested in real estate.

CPA(R):12 investing activities included using $21,021,000 to purchase equity investments in the Starmark, Carrefour and Medica properties and $1,275,000 to pay the Advisor its annual deferred acquisition fee installment. The fees are paid on an annual basis each January. CPA(R):12 also received $3,738,000 from its share of mortgage proceeds obtained by equity investees CPA(R):12 has no current commitments for expansions or improvements to it existing properties. As of May 12, 2003, CPA(R):12 has $9,639,000 available for additional investments.

In addition to using cash to pay dividends to shareholders, distributions to minority partners and principal amortization, CPA(R):12's financing activities included using $5,199,000 to pay off a mortgage loan on the Telos property. As a result, annual cash flow will increase by $433,000. CPA(R):12 has no balloon payments due until 2005. CPA(R):12 has a $20,000,000 credit facility available to it for investment opportunities and potential liquidity needs. As of March 31, 2003, there were no amounts outstanding under the credit facility. The credit agreement requires CPA(R):12 to meet certain financial covenants, including restrictions on indebtedness and meeting or exceeding certain operating and coverage ratios. The credit facility is a general obligation of CPA(R):12 and matures in October 2003.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):12's contractual obligations and commitments as of March 31, 2003 is as follows:

(in thousands)                         Total         2003         2004         2005         2006         2007      Thereafter
                                       -----         ----         ----         ----         ----         ----      ----------
Obligations:
  Limited recourse mortgage notes
     payable (1)                      $188,360     $  4,174     $  5,948     $ 10,442     $ 11,537     $ 24,545     $131,714
  Deferred acquisition fees              6,546           --        1,338        1,406        1,209          814        1,779
  Subordinated disposition fees          1,376                                                                         1,376
Commitments:
  Share of minimum rents payable
     under office cost-sharing
     agreement                             625          138          177          177          133           --           --
                                      --------     --------     --------     --------     --------     --------     --------
                                      $196,907     $  4,312     $  7,463     $ 12,025     $ 12,879     $ 25,359     $134,869
                                      ========     ========     ========     ========     ========     ========     ========

(1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

ACCOUNTING PRONOUNCEMENTS:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. CPA(R):12 adopted this statement effective January 1, 2003, and the adoption did not have a material affect on CPA(R):12's financial statements. CPA(R):12 will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003, and did not have a material effect on CPA(R):12's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

indemnification agreements that contingently require CPA(R):12 to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on CPA(R):12's financial statements.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. CPA(R):12's maximum loss exposure is the carrying value of its equity investments. CPA(R):12 has evaluated the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and it does not expect to consolidate those investments as none of these investments will be classified as VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing its business plan, the primary market risk to which CPA(R):12 is exposed is interest rate risk and foreign currency exchange risk.

The value of CPA(R):12's real estate is subject to fluctuations based on changes in interest and foreign currency exchange rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect CPA(R):12's ability to refinance its debt when balloon payments are scheduled.

CPA(R):12 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2003 the interests in CCMT had a fair value approximately of $7,793,000. CPA(R):12 also owns marketable equity securities of Proterion Corporation which based on the quoted per share price of $0.38 as of March 31, 2003 had a fair value of approximately $420,000.

All of CPA(R):12's $188,360,000 long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of March 31, 2003 ranged from 6.50% to 8.75%. There has been no material change since December 31, 2002.

(in thousands)
                       2003          2004           2005           2006           2007        Thereafter      Total    Fair Value
                       ----          ----           ----           ----           ----        ----------      -----    ----------
Fixed rate debt    $     4,174    $     5,948    $    10,442    $    11,537    $    24,545    $   131,714    $188,360   $194,050
Average interest
   rate                   7.40%          7.40%          7.72%          7.75%          7.58%          7.47%

Since March 12, 2003, through an equity investment, CPA(R):12 has foreign operations. Accordingly, CPA(R):12 is subject to foreign currency exchange risk from the effects of exchange rate movements of foreign currencies and this may affect future costs and cash flows; however, exchange rate movements to date have not had a significant effect on CPA(R):12's financial position or results of operations. CPA(R):12 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of March 31, 2003.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended March 31, 2003, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            99.1  Certification of Co-Chief Executive Officers Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      During the quarter ended March 31, 2003, CPA(R):12 was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED






  5/13/2003                    By: /s/ John J. Park
------------                       ---------------------------------------------
    Date                               John J. Park
                                       Managing Director and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

  5/13/2003                    By: /s/ Claude Fernandez
------------                       ---------------------------------------------
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

4. The Registrant's other certifying officer and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5. The Registrant's other certifying officer and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date       5/13/2003                       Date       5/13/2003
         ---------------------------                ----------------------------

         /s/ William Polk Carey                     /s/ Gordon F. DuGan
         ---------------------------                ----------------------------

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

Date       5/13/2003
         ---------------------------

         /s/ John J. Park
         ---------------------------

         John J. Park
         Chief Financial Officer