Form 10-Q
period 2003-06-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2003-08-11
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /X/ No / /.

     CPA(R):12 has no active market for common stock at August 11, 2003.

     CPA(R):12 has 30,153,949 shares of common stock, $.001 par value outstanding at August 11, 2003.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I

Item 1.  -     Financial Information*

               Condensed Consolidated Balance Sheets, as of June 30, 2003
               and December 31, 2002                                                                   2

               Condensed Consolidated Statements of Income for the three and six
               months ended June 30, 2003 and 2002                                                     3

               Condensed Consolidated Statements of Comprehensive Income for the three and
               six months ended June 30, 2003 and 2002                                                 3

               Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2003 and 2002                                                            4

               Notes to Condensed Consolidated Financial Statements                                  5-9

Item 2.  -     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 10-16

Item 3.  -     Quantitative and Qualitative Disclosure About Market Risk                              17

Item 4.  -     Controls and Procedures                                                                17


PART II  -     Other Information

Item 4.  -     Submission of Matters to a Vote of Security Holders                                    18

Item 6.  -     Exhibits and Reports on Form 8-K                                                       18

Signatures                                                                                            19

Certifications                                                                                     20-21


* The summarized condensed financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             June 30, 2003   December 31, 2002
                                                                             -------------   -----------------
                                                                              (Unaudited)         (Note)
                                                                              -----------         ------
         ASSETS:

Land and buildings, net of accumulated depreciation of $38,657,212 at
   June 30, 2003 and $34,815,471 at December 31, 2002                        $ 317,626,602      $ 315,608,791
Net investment in direct financing leases                                       19,127,500         24,987,051
Equity investments                                                              91,297,981         70,551,264
Cash and cash equivalents                                                       12,531,628         40,084,470
Marketable securities                                                            8,748,799          7,510,030
Other assets                                                                    16,510,132         13,386,909
                                                                             -------------      -------------
            Total assets                                                     $ 465,842,642      $ 472,128,515
                                                                             =============      =============


          LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                      $ 186,998,057      $ 194,933,811
Accrued interest                                                                 1,047,623          1,098,917
Accounts payable and accrued expenses                                            2,611,067          2,170,744
Due to affiliates                                                                2,849,311          2,843,060
Deferred acquisition fees payable to affiliate                                   6,546,125          6,255,973
Dividends payable                                                                6,243,531          6,223,080
Prepaid rental income and security deposits                                      4,524,608          5,059,112
                                                                             -------------      -------------
            Total liabilities                                                  210,820,322        218,584,697
                                                                             -------------      -------------

Minority interest                                                                7,973,963          7,937,305
                                                                             -------------      -------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding 31,060,017 shares at June 30, 2003 and 30,878,338
   shares at December 31, 2002                                                      31,060             30,878
Additional paid-in capital                                                     280,615,622        278,735,372
Dividends in excess of accumulated earnings                                    (26,697,883)       (26,441,642)
Accumulated other comprehensive income                                           1,502,763            307,999
                                                                             -------------      -------------
                                                                               255,451,562        252,632,607
Less, treasury stock at cost, 886,106 shares at June 30, 2003 and
   747,252 shares at December 31, 2002                                          (8,403,205)        (7,026,094)
                                                                             -------------      -------------
            Total shareholders' equity                                         247,048,357        245,606,513
                                                                             -------------      -------------
            Total liabilities, minority interest  and shareholders'
               equity                                                        $ 465,842,642      $ 472,128,515
                                                                             =============      =============

      The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                         Three Months Ended June 30,         Six Months Ended June 30,
                                                       ------------------------------      ------------------------------
                                                           2003              2002              2003              2002
                                                       ------------      ------------      ------------      ------------
Revenues:
  Rental income                                        $ 10,500,041      $ 10,059,283      $ 21,155,528      $ 20,104,028
  Interest income from direct financing leases              646,458         1,353,467         1,292,916         2,669,590
  Interest and other income                                 593,543           108,325         3,827,023           217,504
                                                       ------------      ------------      ------------      ------------
                                                         11,740,042        11,521,075        26,275,467        22,991,122
                                                       ------------      ------------      ------------      ------------

Expenses:
  Interest                                                3,803,504         3,304,576         7,611,454         6,668,520
  Depreciation                                            1,923,367         1,855,445         3,841,741         3,707,330
  General and administrative                              1,103,002         1,088,759         2,079,258         1,981,890
  Property expenses                                       2,305,602         1,766,068         4,738,252         3,339,539
                                                       ------------      ------------      ------------      ------------
                                                          9,135,475         8,014,848        18,270,705        15,697,279
                                                       ------------      ------------      ------------      ------------

     Income before minority interest, equity
       investment and gain (loss)                         2,604,567         3,506,227         8,004,762         7,293,843

Minority interest in income                                (378,026)         (365,235)         (756,718)         (729,113)

Income from equity investments including charge on
     early extinguishment of debt of $771,962 in 2002     2,594,006         1,654,839         5,065,811         2,508,997
                                                       ------------      ------------      ------------      ------------

     Income before gain (loss)                            4,820,547         4,795,831        12,313,855         9,073,727

Unrealized loss on warrants                                 (76,152)         (413,103)          (85,972)         (494,146)

Reversal of unrealized gain on warrants on
     conversion to shares                                        --                --          (237,340)               --

Gain on settlement of derivatives contract                       --                --           237,340                --
                                                       ------------      ------------      ------------      ------------

    Net income                                         $  4,744,395      $  4,382,728      $ 12,227,883      $  8,579,581
                                                       ============      ============      ============      ============

Basic and diluted income per common share              $        .16      $        .15      $        .41      $        .28
                                                       ============      ============      ============      ============

Weighted average shares outstanding - basic and
  diluted                                                30,222,388        30,022,139        30,188,997        29,969,876
                                                       ============      ============      ============      ============

      The accompanying notes are an integral part of the condensed consolidated financial statements.


      CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (UNAUDITED)

                                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                                  ---------------------------     ---------------------------
                                                                     2003            2002            2003            2002
                                                                  -----------     -----------     -----------     -----------
Net income                                                        $ 4,744,395     $ 4,382,728     $12,227,883     $ 8,579,581

Other comprehensive income:
   Change in unrealized appreciation on marketable securities         567,388              --         728,441              --
   Change in foreign currency translation adjustment                  620,471              --         466,323              --
                                                                  -----------     -----------     -----------     -----------
                                                                    1,187,859              --       1,194,764              --
                                                                  -----------     -----------     -----------     -----------

   Comprehensive income                                           $ 5,932,254     $ 4,382,728     $13,422,647     $ 8,579,581
                                                                  ===========     ===========     ===========     ===========


      The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended June 30,
                                                                            ------------------------------
                                                                                2003              2002
                                                                            ------------      ------------
Cash flows from operating activities:
   Net income                                                               $ 12,227,883      $  8,579,581
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                             4,126,617         3,820,516
     Straight-line rent adjustments                                             (783,064)         (450,525)
     Income from equity investments before charge on extinguishment of
        debt in excess of distributions received                                (906,822)         (313,155)
     Charge on extinguishment of debt by equity investee                              --           771,962
     Fees paid by issuance of stock                                            1,505,512         1,424,837
     Minority interest in income                                                 756,718           729,113
     Unrealized loss on warrants                                                  85,972           494,146
     Reversal of unrealized gain on warrants on conversion to shares             237,340                --
     Gain on settlement of derivatives contract                                 (237,340)               --
     Lease termination proceeds assigned to lender                            (2,250,000)               --
     Securities received in connection with lease termination agreement         (338,000)               --
     Change in operating assets and liabilities, net                            (701,328)       (1,612,006)
                                                                            ------------      ------------
         Net cash provided by operating activities                            13,723,488        13,444,469
                                                                            ------------      ------------

Cash flows from investing activities:
   Distributions from equity investments in excess of equity income              612,831           628,563
   Distributions of mortgage financing proceeds received from equity
     investee                                                                  3,738,075                --
   Purchases of real estate and equity investments and additional
     capitalized costs                                                       (22,159,402)       (1,062,268)
   Payment of deferred acquisition fees                                       (1,274,925)       (1,375,711)
                                                                            ------------      ------------
         Net cash used in investing activities                               (19,083,421)       (1,809,416)
                                                                            ------------      ------------

Cash flows from financing activities:
   Prepayments of mortgage principal                                          (5,199,402)               --
   Payments on mortgage principal                                             (2,736,352)       (2,421,785)
   Amounts advanced on credit facility                                                --        10,000,000
   Repayments of advances on credit facility                                          --       (10,000,000)
   Distributions to minority interest partner                                   (720,060)         (719,400)
   Payment of financing costs and mortgage deposits                              (71,231)         (398,541)
   Proceeds from issuance of shares, net of costs                                374,920           805,347
   Dividends paid                                                            (12,463,673)      (12,319,501)
   Purchase of treasury stock                                                 (1,377,111)       (1,139,135)
                                                                            ------------      ------------
         Net cash used in financing activities                               (22,192,909)      (16,193,015)
                                                                            ------------      ------------

         Net decrease in cash and cash equivalents                           (27,552,842)       (4,557,962)

Cash and cash equivalents, beginning of period                                40,084,470        27,147,331
                                                                            ------------      ------------

      Cash and cash equivalents, end of period                              $ 12,531,628      $ 22,589,369
                                                                            ============      ============


Noncash investing activity:

      In connection with a lease termination, a net investment in a direct financing lease with a carrying value of $5,859,552 was reclassified as land and buildings in 2003.

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

Note 2.  Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and Carey Asset Management Corp (the "Advisor"), a wholly-owned subsidiary of W. P. Carey & Co. LLC, provides that the Advisor receive asset management and performance fees, each of which are -1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative work necessary to the operation of the Company. The Company incurred asset management fees of $862,422 and $711,675 for the three months ended June 30, 2003 and 2002, respectively, and $1,655,286 and $1,422,925 for the six months ended June 30, 2003 and 2002, respectively, with performance fees in like amounts. For the three months ended June 30, 2003 and 2002, the Company incurred personnel cost reimbursements of $347,598 and $343,065, respectively, and $704,810 and $654,628 for the six months ended June 30, 2003 and 2002, respectively.

Fees are payable to the Advisor in connection with services performed relating to the identification, evaluation, financing and purchase of properties. In connection with services performed relating to the identification, evaluation, negotiation, financing and purchase of properties, current and deferred fees for the six months ended June 30, 2003 were $667,539 and $534,031, respectively.

On March 12, 2003, the Company purchased a 35% interest in thirteen properties from Corporate Property Associates 15 Incorporated ("CPA(R):15"), an affiliate (see Note 6). In connection with the purchase, the Company assumed an obligation for 35% of the deferred acquisition fee payable to an affiliate which was $1,031,046. The Company's cash portion of the purchase price included reimbursement to CPA(R):15 for 35% of the initial current acquisition fee which was $1,288,807.

Note 3.  Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale marketable security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of June 30, 2003, the fair value of the Company's interests was $8,195,587, reflecting an aggregate unrealized gain of $1,058,569 and cumulative net amortization of $101,604 ($65,014 for the six months ended June 30, 2003). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                                  Fair Value as of June 30, 2003      1% Adverse Change      2% Adverse Change
                                  ------------------------------      -----------------      -----------------
Fair value of the interests               $8,195,587                       $7,783,674             $7,402,908

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Note 4.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues for the six-month periods ended June 30, 2003 and 2002 are as follows:

                                                                    2003              2002
                                                                ------------      ------------
Per Statements of Income:
   Rental income from operating leases                          $ 21,155,528      $ 20,104,028
   Interest from direct financing leases                           1,292,916         2,669,590

Adjustment:
   Share of leasing revenue applicable to minority interest       (1,548,695)       (1,549,905)
   Share of leasing revenue from equity investments               12,335,716         7,882,226
                                                                ------------      ------------
                                                                $ 33,235,465      $ 29,105,939
                                                                ============      ============

For the six-month periods ended June 30, 2003 and 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                                  2003                %             2002                %
                                                               -----------      -----------      -----------      -----------
Applied Materials, Inc. (a)                                    $ 3,143,226                9%     $ 3,145,692               11%
Advanced Micro Devices, Inc. (b)                                 1,629,469                5        1,629,469                6
Galyan's Trading Company                                         1,366,577                4        1,366,577                5
Carrefour France, SA (b)                                         1,204,210                4               --               --
Scott Companies Inc.                                             1,097,920                3        1,031,140                4
Perry Graphic Communications, Inc. and Judd's Incorporated       1,095,783                3        1,095,783                4
Starmark Camhood, L.L.C. (b)                                     1,085,615                3               --               --
TruServ Corporation (b)                                          1,083,342                3               --               --
Spectrian Corporation                                            1,075,500                3        1,015,089                3
Westell Technologies, Inc.                                         991,854                3          958,193                3
Special Devices, Inc. (b)                                          981,000                3          981,000                3
Best Buy Co., Inc. (b)                                             870,155                3          876,312                3
Career Education Corporation                                       868,404                3          868,404                3
Telos Corporation                                                  832,770                3          802,199                3
Q Clubs, Inc.                                                      773,226                2          767,910                3
PPD Development, Inc.                                              752,095                2          752,095                3
Del Monte Corporation (b)                                          738,857                2          643,125                2
Sicor, Inc. (b)                                                    736,368                2          736,368                3
The Upper Deck Company (b)                                         726,110                2          726,110                2
Silgan Containers Corporation                                      710,677                2          637,500                2
Compucom Systems, Inc. (b)                                         704,022                2          678,178                2
McLane Company, Inc. (b)                                           703,147                2          695,416                2
The Bon-Ton Stores, Inc.                                           689,957                2          674,060                2
Childtime Childcare, Inc.                                          632,648                2          595,037                2
Textron, Inc. (b)                                                  619,869                2          602,809                2
Jen-Coat, Inc.                                                     605,000                2          605,000                2
ShopRite Supermarkets, Inc. (b)                                    545,341                2          540,787                2
Pacific Logistics, L.P.                                            509,668                2          465,375                2
Orbseal LLC                                                        505,875                2               --               --
Other (b)                                                        5,956,780               18        6,216,311               21
                                                               -----------      -----------      -----------      -----------
                                                               $33,235,465              100%     $29,105,939              100%
                                                               ===========      ===========      ===========      ===========

(a)  Net of minority interest of an affiliate.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

For the six-month period ended June 30, 2003, lessees were responsible for the direct payment of approximately $2,467,000 of real estate taxes on behalf of the Company.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Note 5.  Equity Investments:

The Company owns interests in properties leased to corporations through equity interests in (i) various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) tenancies-in-common subject to common control. The ownership interests range from 15% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy, Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company, Inc., The Fleming Companies, Inc., Del Monte Corporation, Special Devices, Inc., ShopRite Supermarkets, Inc., TruServ Corporation, Starmark Camhood LLC ("Starmark"), Medica-France, S.A. ("Medica") and affiliates of Carrefour, S.A. ("Carrefour"). The equity investments in Starmark, Medica and Carrefour were acquired during the quarter ended March 31, 2003.

Summarized combined financial information of the Company's equity investees is as follows:

    (In thousands)                              June 30, 2003       December 31, 2002
                                                -------------       -----------------

Assets (primarily real estate)                     $889,243               $505,304
Liabilities (primarily mortgage notes payable)      577,708                284,254
Partners' and members' equity                       311,535                221,050

                                                Six months Ended June 30,
                                                -------------------------
                                                    2003          2002
                                                  --------      --------

Revenues (primarily rental revenue)               $ 43,039      $ 19,215
Expenses (primarily interest on mortgages and
    depreciation)                                  (25,780)      (11,224)
Charge on early extinguishment of debt                  --        (2,086)
                                                  --------      --------
         Net income                               $ 17,259      $  5,905
                                                  ========      ========


Note 6.  Acquisitions of Real Estate:

Investments acquired during the six months ended June 30, 2003, all of which were described in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, are summarized as follows:

                                                                                     Original
                                         Ownership                    Initial        Mortgage          Annual
Lease Obligor:              Cost          Interest     Location     Annual Rent      Financing      Debt Service    Date Acquired
--------------              ----          --------     --------     -----------      ---------      ------------    -------------
Carrefour France,          $37,438,205      35%       7 Locations    $3,908,631     $32,313,050       $2,423,547    March 12, 2003
   SA (a)                                              in France
Medica - France, SA         14,114,745      35%       6 locations     1,479,263      13,041,210          991,502    March 12, 2003
   (a)                                                 in France
Starmark Camhood            26,701,571      15%        15 health      2,740,860      16,245,000        1,514,047   February 7, 2003
   L.L.C. (a)                                            club
                                                      facilities

(a) Accounted for as an equity investment; amounts are shown pro rata to reflect the Company's ownership interest.

Note 7.  Gain on Settlement of Warrants:

In October 2002, the Company and Rheometric Scientific, Inc. ("Rheometric") entered into an agreement that would allow Rheometric to terminate its lease for its facility in Piscataway, New Jersey upon completion of an asset sale of one of its lines of business. On January 16, 2003, the Rheometric sale was completed and at which time the lease termination agreement became effective and Rheometric changed its name to Proterion Corporation ("Proterion"). In connection with the settlement, the Company recognized $2,722,227 of other income in 2003.

In connection with structuring the initial purchase transaction with Rheometric, the Company was granted warrants for 466,140 shares of Rheometric common stock at an exercise price of $2.00. Under the lease termination

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED agreement, the exercise price of the warrants was reduced to $0.01. On January 16, 2003, the warrants were converted on a cashless basis to 456,424 shares of common stock of Proterion. Because the Company had the ability to convert the warrants to shares on a cashless basis, the warrants had been classified as a derivative instrument. Upon conversion to shares, a cumulative unrealized gain in the fair value of the warrants of $237,340 was reversed and a realized gain of $237,340, representing the gain on the settlement of a derivatives contract was recognized. The Company's 1,106,424 shares of Proterion are classified as an available-for-sale marketable security and are measured at fair value with all gains and losses in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of June 30, 2003, the quoted per share price of Proterion was $0.50.


Note 8.  Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003 and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The Company adopted this Statement effective January 1, 2003 and the adoption did not have a material effect on the Company's financial statements. The Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003 and did not have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003 and did not have a material effect on the financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company's maximum loss exposure is the carrying value of its equity investments. The Company has evaluated and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

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

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating whether this will have an impact on the financial statements.

Note 9.  Subsequent Event:

In July 2003, the Company and Sentry Technology Corporation ("Sentry") entered into a termination agreement. Sentry agreed not to contest an eviction in consideration for forgiveness of rent arrearages of $486,000 and penalties on its leased property in Hauppauge, New York. Due to Sentry's inability to meet lease obligations, the Company had previously paid $342,000 of real estate taxes on the Hauppauge property in 2003. Under the agreement, Sentry will remain at the property through September 30, 2003 and will pay monthly installments of $16,000. Under the agreement, Sentry assigned the Company the right to collect rent directly from Sentry's sub-tenants. In addition, Sentry has issued 1,000,000 shares of its common stock to the Company and a $250,000 promissory note which is scheduled to be repaid over a three-year period. As of June 30, 2003, the quoted per share price of Sentry was $0.04. Annual lease revenues and cash flows (rent less property-level debt service) from the Sentry lease were approximately $581,000 and $290,000, respectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Corporate Property Associates 12, Incorporated's ("CPA(R):12") condensed consolidated financial statements and notes thereto as of June 30, 2003 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or the objectives and plans of CPA(R):12 will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2002 provides a description of CPA(R):12's business objectives, acquisition and financing strategies and risk factors which could affect future operating results.


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

CPA(R):12 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rent, residual value and holding period. As CPA(R):12's investment objective is to hold properties on a long-term basis, holding periods will range from five to ten years. In its evaluations, CPA(R):12 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):12 considers the likelihood of possible outcomes in determining the best estimate of future cash flows. Because substantially all of CPA(R):12's properties are leased to single tenants, CPA(R):12 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):12 different than the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CPA(R):12 performs a review of its estimated residual value of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):12's current estimate of residual value. If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

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

In 2002, CPA(R):12 acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that are owned by CPA(R):12 or three of its affiliates. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model, and therefore, the income recognized from the subordinated interests and the fair value, will be adjusted. CPA(R):12 also holds warrants for common stock in various lessees that are defined as derivative instruments because such warrants are either readily convertible to cash or provide for net settlement upon exercise. The changes in the fair value of these warrants are recognized currently in earnings as gains or losses. The fair value is determined using option pricing models that employ assumptions which include, but are not limited to, volatility, risk-free rates of return and expected life. For warrants in closely-held companies, certain factors may be derived from public companies that are in the same industry and have a similar capital structure.

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

CPA(R):12 measures derivative instruments, including derivative instruments embedded in other contracts, if any, at fair value and records them as an asset or liability, depending on CPA(R):12's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative would be reported in other comprehensive income, a component of shareholders' equity, and are subsequently reclassified into earnings when the hedged item affects earnings (i.e., the forecasted event occurs). Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in the determination of earnings.

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


RESULTS OF OPERATIONS:

Net income for the three and six months ended June 30, 2003 increased by $362,000 and $3,648,000, respectively, as compared with the three months and six months ended June 30, 2002. The $3,648,000 increase for the comparable six month periods included $2,722,000 earned from a lease termination settlement agreement in the first quarter of 2003, $772,000 from CPA(R):12's share of a charge on early extinguishment of debt (included in income from equity investments) in 2002, and changes in unrealized gains and losses on derivative instruments in both 2003 and 2002. For both the three-month and six-months periods income benefited from an increase in income from equity investments and interest income from CPA(R):12's investment in the CPA(R) mortgage securitization. These benefits were partially offset by increases in interest expense and property expense.

The increase in income from equity investments was primarily due to the acquisition of jointly-held investments with affiliates for properties leased to TruServ Corporation, Starmark Camhood LLC, Medica-France, S.A. and affiliates of Carrefour, S.A. which were acquired between December 2002 and March 2003. The six-month period ended June 30, 2003 also included the $772,000 charge on extinguishment. Of the $939,000 and $2,557,000 increases in equity income for the comparable three-month and six-month periods, $788,000 and $1,305,000, respectively, was due to the acquisitions. In addition, $174,000 and $344,000 of the increase in income from equity investments for the three and six months periods was due to the reclassification in August 2002 to an equity investment as a result of a change in the ownership structure of properties leased to ShopRite Supermarkets, Inc. Prior to the reclassification, the CPA(R):12's results of operation reported the proportionate share of revenues and expenses. The reclassification had no effect on the net income. In March 2003, Fleming Companies, Inc. filed a voluntary petition for bankruptcy and subsequently, terminated its lease in Grand Rapids, Michigan. CPA(R):12 owns a 40% interest in the property. CPA(R):12's share of annual rent from the Fleming lease was $617,000. If the Grand Rapids property remains vacant, CPA(R):12's share of annual property carrying costs is estimated to be $160,000. The property is currently being remarketed for lease.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Lease revenue (rental income and interest income from direct financing leases) decreased by $266,000 and $325,000 for the three-month and six-month periods ended June 30, 2003, respectively. The decrease partially reflects the reclassification of ShopRite to the equity method. The decrease was also due to the reduction of lease revenue of $242,000 and $288,000 for three-month and six-month periods from partially vacant properties in Newark, Delaware and Piscataway, New Jersey and a lease modification with Randall International, Inc. The leases on the Newark property were short-term and as a result of the occupancy rate declining to 2%, annual lease revenue will decrease by $703,000. The decreases in lease revenues were offset by $503,000 rent increases during the six-month period ended June 30, 2003 which represent an aggregate annual increase of $1,006,000. Most of these rent increases are based on formulas indexed to increases in the Consumer Price Index.

Interest expense increased by $499,000 and $943,000 for the three and six-month periods ended June 30, 2003, respectively. The increase was primarily due to $46,335,000 of limited recourse mortgage financing obtained in August 2002 in connection with a mortgage securitization. The increase is partially offset by a decrease in interest expense due to increasing mortgage amortization on existing fixed rate mortgage loans and the payoff of a mortgage loan on the Telos Corporation property in January 2003. Interest expense on the Telos loan was $74,000 and $146,000 for the three-month and six-month periods ended June 30, 2002, respectively.

Property expense increased during both the three-month and six-month periods ended June 30, 2003 primarily as a result of absorbing expenses on properties in Piscataway, New Jersey formerly leased to Rheometric Scientific, Inc. and a property in Hauppauge, New York leased to Sentry Technology Corporation. Annual carrying costs on the Piscataway and Hauppauge properties are approximately $586,000. In July 2003 CPA(R):12 entered into a termination agreement with Sentry which will vacate the property in September 2003. In agreeing to terminate the Rheometric lease, CPA(R):12 accepted a settlement of $2,722,000 in cash and securities. CPA(R):12 is currently in negotiations to sell the Hauppauge property. Property expenses increased also as a result of higher asset management and performance fees, primarily as a result of the acquisition of real estate interests over the past twelve months.

The increase in interest income was due to CPA(R):12's subordinated interest in the mortgage securitization which was acquired in August 2002. Interest income earned from this investment was $226,000 and $551,000 for the three-month and six-month periods ended June 30, 2003, respectively.


FINANCIAL CONDITION:

There has been no material change in CPA(R):12's financial condition since December 31, 2002. CPA(R):12's cash and cash equivalents at June 30, 2003 have decreased $27,553,000 since December 31, 2002 primarily as a result of the purchasing of a 35% ownership interest in a limited liability company which leases properties to two lessees in France and which was acquired from an affiliate, Corporate Property Associates 15 Incorporated, purchase of an equity investment in single-tenant net leased properties and the satisfaction of a balloon payment obligation on a mortgage loan.

Cash flows from operations and equity investments of $14,336,000 were $1,584,000 less than the aggregate of dividends of $12,464,000, scheduled mortgage principal installments of $2,736,000 and distributions of $720,000 to minority partners. This was due, in part, to the increase in the deferral of rent from Randall's lease modification agreement and absorbing property expenses for the Hauppauge and Piscataway properties. Since June 30, 2003, CPA(R):12 terminated Sentry's lease due to its inability to meet its lease obligations. With the acquisition of interests in Starmark, Carrefour and Medica properties, annual cash flow is projected to increase by approximately $3,300,000, and which management projects will allow CPA(R):12 to meet cash flow objectives. As of June 30, 2003, CPA(R):12 has not yet received cash distributions from the Carrefour and Medica equity investments, however, the affiliate owning the investments has received the rents. Annual distributions from Carrefour and Medica are expected to be $2,070,000.

CPA(R):12's investing activities included using $22,159,000 to acquire equity investments in the Starmark, Carrefour and Medica properties and $1,275,000 to pay the Advisor its annual installment of deferred acquisition fees. CPA(R):12 also received $3,738,000 from its share of mortgage proceeds obtained by equity investees. CPA(R):12 has no current commitments for expansions or improvements to its existing properties.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


In addition to using cash to pay dividends to shareholders, distributions to minority partners and mortgage principal installments, CPA(R):12's financing activities included using $5,199,000 to pay off a mortgage loan collateralized by a property leased to Telos Corporation in January 2003 and $1,377,000 to purchase treasury stock. Solely as a result of paying off the Telos loan, annual cash flow from the Telos property will increase by $433,000. CPA(R):12 has no balloon payments scheduled on its mortgages until 2005. CPA(R):12 has a $20,000,000 credit facility available to it for investment opportunities and potential liquidity needs. As of June 30, 2003, there were no amounts outstanding under the credit facility. The credit agreement requires CPA(R):12 to meet certain financial covenants, including restrictions on indebtedness and meeting or exceeding certain operating and coverage ratios. The credit facility is a general obligation of CPA(R):12 and matures in October 2003. CPA(R):12 is evaluating whether it will renew the credit facility.


OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):12's contractual obligations and commitments as of June 30, 2003 is as follows:

(in thousands)                           Total         2003         2004         2005         2006         2007     Thereafter
                                      --------     --------     --------     --------     --------     --------     --------
Obligations:
  Limited recourse mortgage notes
     payable (1)                      $186,998     $  2,813     $  5,948     $ 10,442     $ 11,537     $ 24,545     $131,713
  Deferred acquisition fees              6,546           --        1,338        1,406        1,209          814        1,779
  Subordinated disposition fees          1,376                                                                         1,376
Commitments:
  Share of minimum rents payable
     under office cost-sharing
     agreement                             565           78          177          177          133           --           --
                                      --------     --------     --------     --------     --------     --------     --------
                                      $195,485     $  2,891     $  7,463     $ 12,025     $ 12,879     $ 25,359     $134,868
                                      ========     ========     ========     ========     ========     ========     ========

(1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.


ACCOUNTING PRONOUNCEMENTS:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003 and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. CPA(R):12 adopted this statement effective January 1, 2003 and the adoption did not have a material affect on CPA(R):12's financial statements. CPA(R):12 will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003 and did not have a material effect on CPA(R):12's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003 and did not have a material effect on the financial statements.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. CPA(R):12's maximum loss exposure is the carrying value of its equity investments. CPA(R):12 has evaluated and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

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

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. CPA(R):12 is currently evaluating whether this will have an impact on the financial statements.

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

CPA(R):12 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2003 the interests in CCMT had a fair value approximately of $8,196,000. CPA(R):12 also owns marketable equity securities of Proterion Corporation which based on the quoted per share price of $0.50 as of June 30, 2003 had a fair value of approximately $553,000.

All of CPA(R):12's $186,998,000 long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of June 30, 2003 ranged from 6.50% to 8.75%. There has been no material change since December 31, 2002.

(in thousands)

                            2003       2004       2005        2006        2007      Thereafter         Total     Fair Value
                            ----       ----       ----        ----        ----      ----------         -----     ----------

Fixed rate debt           $2,813      $5,948     $10,442    $11,537     $24,545      $131,713         $186,998     $194,683
Average interest
   rate                     7.40%       7.40%       7.72%     7.75%        7.58%         7.47%

On March 12, 2003, through an equity investment, CPA(R):12 acquired an interest in foreign operations. Accordingly, CPA(R):12 is subject to foreign currency exchange risk from the effects of exchange rate movements of foreign currencies and this may affect future costs and cash flows; however, exchange rate movements to date have not had a significant effect on CPA(R):12's financial position or results of operations. In addition, the underlying properties are financed with fixed-rate mortgage debt so that changes in exchange rates that would increase or decrease rental revenues from the properties would be partially offset by exchange rate changes on debt service. CPA(R):12 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange.


Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of June 30, 2003.

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

Based upon this review, the Company's Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company's disclosure controls (as defined in Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


                                     PART II


Item 5. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


An annual Shareholders' meeting was held on June 10, 2003, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

      Name Of Director       Total Shares Voting    Shares Voting Yes     Shares Voting No     Shares Abstaining
      ----------------       -------------------    -----------------     ----------------     -----------------

      William P. Carey               15,869,223            15,657,654             29,515              182,054
      Francis X. Diebold             15,869,223            15,681,089              6,080              182,054
      Elizabeth P. Munson            15,869,223            15,670,856             16,313              182,054
      William Ruder                  15,869,223            15,629,342             57,827              182,054
      George E. Stoddard             15,869,223            15,600,497             86,672              182,054
      Ralph F. Verni                 15,869,223            15,675,969             11,200              182,054



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

31.1     Certification of Co-Chief Executive Officers
31.2     Certification of Chief Financial Officer
32.1     Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         During the quarter ended June 30, 2003, CPA(R):12 was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED




                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED






  8/11/2003                             By:   /s/ John J. Park
------------                                 -----------------------------------
    Date                                          John J. Park
                                                  Managing Director and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



  8/11/2003                             By:   /s/ Claude Fernandez
------------                                 -----------------------------------
    Date                                          Claude Fernandez
                                                  Managing Director and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)