Form 10-Q
period 2003-09-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2003-11-12
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

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

                            -------------------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

     CPA(R):12 has no active market for common stock at November 10, 2003.

     CPA(R):12 has 30,307,700 shares of common stock, $.001 par value outstanding at November 10, 2003.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                      INDEX

                                                                                            Page No.
                                                                                            --------
PART I

Item 1. -  Financial Information*

           Condensed Consolidated Balance Sheets as of September 30, 2003
           and December 31, 2002                                                                  2

           Condensed Consolidated Statements of Income for the three and nine
           months ended September 30, 2003 and 2002                                               3

           Condensed Consolidated Statements of Comprehensive Income for the three and
           nine months ended September 30, 2003 and 2002                                          4

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2003 and 2002                                                      5

           Notes to Condensed Consolidated Financial Statements                                6-11

Item 2. -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                12-19

Item 3. -  Quantitative and Qualitative Disclosure About Market Risk                             20

Item 4. -  Controls and Procedures                                                               20

PART II -  Other Information

Item 4. -  Submission of Matters to a Vote of Security Holders                                   21

Item 6. -  Exhibits and Reports on Form 8-K                                                      21

Signatures                                                                                       22

* The summarized condensed financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30, 2003  December 31, 2002
                                                                         ------------------  -----------------
                                                                             (Unaudited)         (Note)
                                                                           -------------      -------------

         ASSETS:

Land and buildings, net of accumulated depreciation of $40,016,614 at
   September 30, 2003 and $34,815,471 at December 31, 2002                 $ 310,342,201      $ 315,608,791
Net investment in direct financing leases                                     19,127,500         24,987,051
Equity investments                                                            91,718,102         70,551,264
Assets held for sale                                                           4,361,035                  -
Cash and cash equivalents                                                     11,047,767         40,084,470
Marketable securities                                                          9,031,269          7,510,030
Other assets                                                                  17,246,099         13,386,909
                                                                           -------------      -------------
            Total assets                                                   $ 462,873,973      $ 472,128,515
                                                                           =============      =============

          LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                    $ 182,370,979      $ 194,933,811
Limited recourse mortgage note payable on asset held for sale                  3,236,510                  -
Accrued interest                                                               1,034,661          1,098,917
Accounts payable and accrued expenses                                          2,548,884          2,170,744
Due to affiliates                                                              2,959,742          2,843,060
Deferred acquisition fees payable to affiliate                                 6,546,125          6,255,973
Dividends payable                                                              6,252,988          6,223,080
Prepaid rental income and security deposits                                    4,369,584          5,059,112
                                                                           -------------      -------------
            Total liabilities                                                209,319,473        218,584,697
                                                                           -------------      -------------

Minority interest                                                              7,995,434          7,937,305
                                                                           -------------      -------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding, 31,163,771 shares at September 30, 2003 and
   30,878,338 shares at December 31, 2002                                         31,164             30,878
Additional paid-in capital                                                   281,701,748        278,735,372
Dividends in excess of accumulated earnings                                  (29,099,273)       (26,441,642)
Accumulated other comprehensive income                                         1,939,792            307,999
                                                                           -------------      -------------
                                                                             254,573,431        252,632,607
Less, treasury stock at cost, 946,778 shares at September 30, 2003 and
   747,252 shares at December 31, 2002                                        (9,014,365)        (7,026,094)
                                                                           -------------      -------------
            Total shareholders' equity                                       245,559,066        245,606,513
                                                                           -------------      -------------
            Total liabilities, minority interest  and shareholders'
               equity                                                      $ 462,873,973      $ 472,128,515
                                                                           =============      =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                                         --------------------------------       -------------------------------
                                                            2003                 2002               2003                2002
                                                            ----                 ----               ----                ----
Revenues:
  Rental income                                          $10,375,371          $ 9,963,219        $31,240,255        $29,792,878
  Interest income from direct financing leases               646,458            1,052,641          1,939,374          3,722,231
  Interest and other income                                  506,088              598,157          4,333,110            815,661
                                                         -----------          -----------        -----------        -----------
                                                          11,527,917           11,614,017         37,512,739         34,330,770
                                                         -----------          -----------        -----------        -----------

Expenses:
  Interest                                                 3,712,378            3,520,319         11,193,398         10,188,839
  Depreciation                                             1,902,608            1,837,877          5,702,830          5,503,689
  General and administrative                               1,263,508            1,025,400          3,084,340          3,007,290
  Property expenses                                        2,064,126            1,956,844          6,802,379          5,294,367
  Impairment charge on real estate                         1,000,000                    -          1,000,000                  -
  Charge on early extinguishment of debt (net of
    $960,602 of equity investees)                                  -            1,284,509                  -          1,284,509
                                                         -----------          -----------        -----------        -----------
                                                           9,942,620            9,624,949         27,782,947         25,278,694
                                                         -----------          -----------        -----------        -----------

     Income before minority interest and equity
       income, gain (loss) and discontinued
       operations                                          1,585,297            1,989,068          9,729,792          9,052,076

Minority interest in income                                 (383,151)            (371,151)        (1,139,869)        (1,100,264)
Income from equity investments, including
     charges on early extinguishment of debt of
     $960,602 in 2002                                      2,534,573            1,614,736          7,600,384          4,123,733
                                                         -----------          -----------        -----------        -----------

     Income from continuing operations before
       gain (loss)                                         3,736,719            3,232,653         16,190,307         12,075,545

Unrealized gain (loss) on warrants                           111,396              100,140             25,424           (394,006)
Reversal of unrealized gain on warrants on
     conversion to shares                                          -                    -           (237,340)                 -
Gain on settlement of derivatives contract                         -                    -            237,340                  -
                                                         -----------          -----------        -----------        -----------

    Income from continuing operations                      3,848,115            3,332,793         16,215,731         11,681,539

Discontinued operations:
     Income (loss) from operations of
         discontinued properties                               3,477               93,421           (136,256)           324,256
                                                         -----------          -----------        -----------        -----------

     Net income                                          $ 3,851,592          $ 3,426,214        $16,079,475        $12,005,795
                                                         ===========          ===========        ===========        ===========

Basic and diluted income per common share:
       Earnings from continuing operations               $       .13          $       .11        $       .53        $       .39
       Earnings from discontinued operations                       -                    -                  -                .01
                                                         -----------          -----------        -----------        -----------
           Net income                                    $       .13          $       .11        $       .53        $       .40
                                                         ===========          ===========        ===========        ===========

Weighted average shares outstanding - basic and
  diluted                                                 30,242,024           30,074,431         30,206,867         30,003,632
                                                         ===========          ===========        ===========        ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

      CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (UNAUDITED)

                                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                                         --------------------------------       -------------------------------
                                                            2003                  2002              2003               2002
                                                            ----                  ----              ----               ----
Net income                                               $ 3,851,592          $ 3,426,214       $ 16,079,475        $12,005,795
Other comprehensive income:
   Change in unrealized appreciation on
       marketable securities                                 284,820               (3,148)         1,013,261             (3,148)
   Change in foreign currency translation
       adjustment                                            152,209                    -            618,532                  -
                                                         -----------          -----------       ------------        -----------
                                                             437,029               (3,148)         1,631,793             (3,148)
                                                         -----------          -----------       ------------        -----------

   Comprehensive income                                  $ 4,288,621          $ 3,423,066       $ 17,711,268        $12,002,647
                                                         ===========          ===========       ============        ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Nine Months Ended September 30,
                                                                                           -------------------------------
                                                                                              2003              2002
                                                                                              ----              ----
Cash flows from operating activities:
   Net income                                                                              $16,079,475       $12,005,795
   Adjustments to reconcile net income to net cash provided by operating activities:
     Income (loss) from discontinued operations                                                136,255          (324,256)
     Depreciation and amortization                                                           6,121,880         5,725,232
     Straight-line rent adjustments                                                         (1,140,745)         (686,239)
     Income from equity investments before charge on extinguishment of debt in
        excess of distributions received                                                    (1,726,146)         (486,574)
     Charge on extinguishment of debt                                                                -         2,245,111
     Impairment charge on real estate                                                        1,000,000                 -
     Fees paid by issuance of stock                                                          2,332,140         2,136,830
     Minority interest in income                                                             1,139,869         1,100,264
     Unrealized loss on warrants                                                                25,424           394,006
     Reversal of unrealized gain on warrants on conversion to shares                           237,340                 -
     Gain on settlement of derivatives contract                                               (237,340)                -
     Lease termination proceeds assigned to lender                                          (2,540,000)                -
     Noncash settlement income                                                                (368,000)         (371,294)
     Prepayment premium on extinguishment of debt                                                    -        (1,225,092)
     Change in operating assets and liabilities, net                                          (889,383)         (339,195)
                                                                                           -----------       -----------
     Net cash provided by continuing operations                                             20,170,769        20,174,588
     Net cash (used in) provided by discontinued operations                                    (73,978)          386,533
                                                                                           -----------       -----------
         Net cash provided by operating activities                                          20,096,791        20,561,121
                                                                                           -----------       -----------

Cash flows from investing activities:
   Distributions from equity investments in excess of equity income                          1,165,682           952,645
   Distribution of mortgage financing proceeds received from equity investment               3,738,075                 -
   Capital distribution received from equity investment                                              -         1,766,449
   Purchases of real estate and equity investments and additional capitalized costs        (22,160,839)       (1,062,268)
   Purchase of securities                                                                            -       (10,075,022)
   Proceeds from sale of securities                                                                  -         1,493,400
   Payment of deferred acquisition fees                                                     (1,274,925)       (1,375,711)
                                                                                           -----------       -----------
         Net cash used in investing activities                                             (18,532,007)       (8,300,507)
                                                                                           -----------       -----------

Cash flows from financing activities:
   Proceeds from mortgages                                                                           -        44,704,110
   Prepayments of mortgage principal                                                        (5,199,402)       (8,908,195)
   Payments on mortgage principal                                                           (4,126,920)       (3,621,108)
   Amounts advanced on credit facility                                                               -        10,000,000
   Repayments of advances on credit facility                                                         -       (10,000,000)
   Distributions to minority interest partner                                               (1,081,740)       (1,081,741)
   Payment of financing costs and mortgage deposits                                           (132,478)       (1,316,365)
   Proceeds from issuance of shares, net of costs                                              634,522           958,990
   Dividends paid                                                                          (18,707,198)      (18,503,165)
   Purchase of treasury stock                                                               (1,988,271)       (1,185,163)
                                                                                           -----------       -----------
         Net cash (used in) provided by financing activities                               (30,601,487)       11,047,363
                                                                                           -----------       -----------

         Net (decrease) increase in cash and cash equivalents                              (29,036,703)       23,307,977

Cash and cash equivalents, beginning of period                                              40,084,470        27,147,331
                                                                                           -----------       -----------

      Cash and cash equivalents, end of period                                             $11,047,767       $50,455,308
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

Note 2.  Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and Carey Asset Management Corp (the "Advisor"), a wholly-owned subsidiary of W. P. Carey & Co. LLC, provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative work necessary to the operation of the Company. The Company incurred asset management fees of $862,423 and $712,379 for the three months ended September 30, 2003 and 2002, respectively, and $2,517,709 and $2,135,304 for the nine months ended September 30, 2003 and 2002, respectively, with performance fees in like amounts. For the three months ended September 30, 2003 and 2002, the Company incurred personnel cost reimbursements of $338,433 and $321,207, respectively, and $1,043,243 and $975,835 for the nine months ended September 30, 2003 and 2002, respectively.

Fees are payable to the Advisor in connection with services performed relating to the identification, evaluation, financing and purchase of properties. Current and deferred fees for the nine months ended September 30, 2003 were $667,539 and $534,031, respectively.

On March 12, 2003, the Company purchased from Corporate Property Associates 15 Incorporated ("CPA(R):15"), an affiliate, a 35% equity interest in a company that leases thirteen properties to two lessees. In connection with the purchase, the Company assumed an obligation for 35% of the deferred acquisition fee payable to the Advisor which was $1,031,046. The Company's cash portion of the purchase price included reimbursement to CPA(R):15 for 35% of the initial current acquisition fee which was $1,288,807.

Note 3.  Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale marketable security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of September 30, 2003, the fair value of the Company's interests was $8,166,772, reflecting an aggregate unrealized gain of $1,062,104 and cumulative net amortization of $133,954 ($97,362 for the nine months ended September 30, 2003). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                                  Fair Value as of
                                 September 30, 2003         1% Adverse Change      2% Adverse Change
                                 ------------------         -----------------      -----------------
Fair value of the interests          $8,166,772                 $7,764,562             $7,389,710

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

     Note 4. Lease Revenues:

     The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues for the nine-month periods ended September 30, 2003 and 2002 are as follows:


                                                                            2003                 2002
                                                                            ----                 ----
Per Statements of Income:
   Rental income from operating leases                                   $31,240,255          $29,792,878
   Interest from direct financing leases                                   1,939,374            3,722,231

Adjustment:
   Share of leasing revenue applicable to minority interest               (2,322,804)          (2,324,636)
   Share of leasing revenue from equity investments                       19,090,603           12,074,119
                                                                         -----------          -----------
                                                                         $49,947,428          $43,264,592
                                                                         ===========          ===========

     For the nine-month periods ended September 30, 2003 and 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                                            2003          %           2002       %
                                                                            ----          -           ----       -
Applied Materials, Inc. (a)                                              $ 4,714,356      9%      $ 4,718,086   11%
Advanced Micro Devices, Inc. (b)                                           2,444,203      5         2,444,203    6
Carrefour France, SA (b)                                                   2,203,937      4                 -    -
Galyan's Trading Company                                                   2,049,865      4         2,049,865    5
Starmark Camhood, L.L.C. (b)                                               1,770,830      4                 -    -
Scott Companies Inc.                                                       1,653,559      3         1,546,711    4
Perry Graphic Communications, Inc. and Judd's Incorporated                 1,643,675      3         1,643,675    4
TruServ Corporation (b)                                                    1,625,014      3                 -    -
Spectrian Corporation                                                      1,613,250      3         1,522,633    3
Westell Technologies, Inc.                                                 1,487,780      3         1,437,289    3
Special Devices, Inc. (b)                                                  1,485,527      3         1,471,500    3
Best Buy Co., Inc. (b)                                                     1,304,428      3         1,314,006    3
Career Education Corporation                                               1,302,606      3         1,302,606    3
Telos Corporation                                                          1,249,154      2         1,218,584    3
Q Clubs, Inc.                                                              1,165,047      2         1,154,523    3
PPD Development, Inc.                                                      1,128,142      2         1,128,142    3
Del Monte Corporation (b)                                                  1,108,285      2         1,012,553    2
Sicor, Inc. (b)                                                            1,104,552      2         1,104,552    3
The Upper Deck Company (b)                                                 1,089,165      2         1,089,165    2
Silgan Containers Corporation                                              1,066,015      2           992,838    2
Compucom Systems, Inc. (b)                                                 1,056,033      2         1,030,188    2
McLane Company, Inc. (b)                                                   1,055,934      2         1,044,231    2
The Bon-Ton Stores, Inc.                                                   1,050,833      2         1,011,091    2
Childtime Childcare, Inc.                                                    952,733      2           892,555    2
Textron, Inc. (b)                                                            929,804      2           912,743    2
Jen-Coat, Inc.                                                               907,500      2           907,500    2
Medica-France, SA (b)                                                        841,908      2                 -    -
ShopRite Supermarkets, Inc. (b)                                              818,521      2           811,588    2
Pacific Logistics, L.P.                                                      764,502      2           752,443    2
Orbseal LLC                                                                  758,813      2           758,813    2
Garden Ridge Corporation                                                     746,823      2           746,823    2
Other (b)                                                                  6,854,634     14         7,245,686   17
                                                                         -----------    ---       -----------  ---
                                                                         $49,947,428    100%      $43,264,592  100%
                                                                         ===========    ===       ===========  ===

(a)  Net of minority interest of an affiliate.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

For the nine-month period ended September 30, 2003, lessees were responsible for the direct payment of approximately $3,725,000 of real estate taxes on behalf of the Company.

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

Summarized combined financial information of the Company's equity investees is as follows:

(In thousands)                                             September 30, 2003     December 31, 2002
                                                           ------------------     -----------------
Assets (primarily real estate)                                 $  886,223              $ 505,304
Liabilities (primarily mortgage notes payable)                    574,065                284,254
Partners' and members' equity                                     312,158                221,050

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                  2003                    2002
                                                                  ----                    ----
Revenues (primarily rental revenue)                            $   65,803              $  29,452
Expenses (primarily interest on mortgages and
    depreciation)                                                 (40,577)               (17,022)
Charge on early extinguishment of debt                                  -                 (2,506)
                                                               ----------              ---------
         Net income                                            $   25,226              $   9,924
                                                               ==========              =========

Note 6.  Acquisitions of Real Estate:

Investments acquired during the nine months ended September 30, 2003, all of which were described in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, are summarized as follows:

                                                                                 Original
                                  Ownership                     Initial          Mortgage         Annual
Lease Obligor:         Cost       Interest     Location       Annual Rent        Financing      Debt Service   Date Acquired
--------------         ----       --------     --------       -----------       -----------     ------------   -------------
Carrefour (a)      $37,438,205      35%       7 locations     $ 3,908,631       $32,313,050     $  2,423,547   March 12, 2003
                                               in France
Medica (a)          14,114,745      35%       6 locations       1,479,263        13,041,210          991,502   March 12, 2003
                                               in France
Starmark (a)        26,701,571      15%        15 health        2,740,860        16,245,000        1,514,047   February 7, 2003
                                            club facilities

(a) Accounted for as an equity investment; amounts are shown pro rata to reflect the Company's ownership interest.

Note 7.  Gain on Settlement:

In October 2002, the Company and Rheometric Scientific, Inc. ("Rheometric") entered into an agreement that would allow Rheometric to terminate its lease for its facility in Piscataway, New Jersey upon completion of an asset sale of one of its lines of business. On January 16, 2003, the Rheometric sale was completed, at which time the lease termination agreement became effective and Rheometric changed its name to Proterion Corporation ("Proterion"). In connection with the settlement, the Company recognized $3,042,227 of other income in 2003. The settlement included a grant of 650,000 shares of common stock.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

In connection with structuring the initial purchase transaction with Rheometric, the Company was granted warrants for 466,140 shares of Rheometric common stock at an exercise price of $2.00. Under the lease termination agreement, the exercise price of the warrants was reduced to $0.01. On January 16, 2003, the warrants were converted on a cashless basis to 456,424 shares of common stock of Proterion. Because the Company had the ability to convert the warrants to shares on a cashless basis, the warrants had been classified as a derivative instrument. Upon conversion to shares, a cumulative unrealized gain in the fair value of the warrants of $237,340 was reversed and a realized gain of $237,340, representing the gain on the settlement of a derivatives contract was recognized. The Company's 1,106,424 shares of Proterion are classified as an available-for-sale marketable security and are measured at fair value with all gains and losses in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of September 30, 2003, the fair value of the Proterion shares held by the Company was $774,497 based on a quoted value per share of $0.70.

Note 8.  Impairment Charge on Real Estate:

The Company owns a property in Newark Delaware which, for the past several years has been operated as a multi-tenant facility. During 2003, the occupancy rate of the property declined substantially. In connection with this change in circumstances, the property has been written down to its estimated fair value and an impairment charge of $1,000,000 was recognized.

Note 9.  Discontinued Operations:

In July 2003, the Company and Sentry Technology Corporation ("Sentry") entered into a termination agreement. Sentry agreed not to contest an eviction from the Company's property in Hauppauge, New York, in consideration for forgiveness of rent arrearages of $486,000. Under the agreement, Sentry vacated the property in September 2003, and assigned the Company the right to collect rent directly from Sentry's sub-tenants. In addition, Sentry issued 1,000,000 shares of its common stock to the Company which had a quoted per share value of $0.03 as of the date of issuance and a $250,000 promissory note which Sentry is scheduled to repay over a three-year period. As of September 30, 2003, the fair value of Sentry shares held by the Company was $90,000. In connection with the settlement, the Company recognized other income of $30,000, an amount equal to the value of the shares received. Because of Sentry's inability to meet lease obligations, the promissory note has been fully reserved for and settlement income from the note will be recognized as received.

In September 2003, the Company entered into an agreement to sell the Hauppauge property for $6,300,000, less selling costs, subject to the buyer's due diligence review which is currently being performed. Accordingly, the property is classified as held for sale with a carrying value of $4,361,035 as of September 30, 2003.

The results of operations for the Hauppauge property are included in discontinued operations and reflect income of $3,477 and a loss of $136,256 for the three-month and nine-month periods ended September 30, 2003, respectively and income of $93,421 and $324,256 for the three-month and nine-month periods ended September 30, 2002, respectively. As a result of classifying the property as held for sale, no depreciation has been incurred from the date of reclassification. The effect of suspending depreciation expense was to reduce depreciation expense by $3,460 for the three-month and nine-month periods ended September 30, 2003.

Note 10.  Accounting Pronouncements:

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The Company adopted this Statement effective January 1, 2003 and the adoption did not have a material effect on the Company's financial statements. The Company no longer classifies gains and losses for the extinguishment of debt as extraordinary items.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB staff issued a FASB staff position which deferred the effective date of FIN 46 until December 31, 2003 for VIEs created prior to February 1, 2003. The Company's maximum loss exposure is the carrying value of its equity investments. The Company has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial statements.

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted on July 1, 2003 and did not have a material effect on the financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Corporate Property Associates 12, Incorporated's ("CPA(R):12") condensed consolidated financial statements and notes thereto as of September 30, 2003 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or the objectives and plans of CPA(R):12 will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2002 provides a description of CPA(R):12's business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable are capitalized. CPA(R):12 considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are in service and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CPA(R):12 allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction.

In connection with CPA(R):12's acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values in accordance with SFAS No. 141, "Business Combinations." The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values.

CPA(R):12 records above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) an estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The total amount of other intangible assets is allocated to in-place lease values and tenant relationship intangible values based on CPA(R):12's evaluation of the specific characteristics of each tenant's lease and its overall relationship with each tenant. Characteristics considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with an in-place lease adjusted to

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

market rental rates and (ii) the property valued as if vacant. Independent appraisals or our estimates are considered in determining these values.

Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. CPA(R):12 also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on an assessment of specific market conditions. CPA(R):12 estimates costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

The value of in-place leases are amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles are amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

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

RESULTS OF OPERATIONS:

Net income for the three-month and nine-month periods ended September 30, 2003 increased by $425,000 and $4,074,000, respectively, as compared with the three-month and nine-month periods ended September 30, 2002. The increases for the comparable nine-month periods include $3,042,000 earned from lease termination settlement agreements in 2003, offset by a noncash impairment charge of $1,000,000. The results for 2002 include charges on early extinguishment of debt of $2,245,000. CPA(R):12 also benefited from changes in unrealized gains and losses on warrants it holds for common stock of several lessees which were included in the determination of net income because they are classified as derivative instruments. The results of operations for the periods ended September 30, 2003 benefited from increases in income from its equity investments and interest income from its investment in the CPA(R) mortgage loan securitization.

The increase in income from equity investments of $920,000 and $3,477,000 for the three-month and nine-month periods, respectively, was primarily due to the acquisition of jointly-held investments with affiliates. Equity income in 2002 included a $961,000 charge on early extinguishment of debt incurred in connection with refinancing property-level mortgage debt. The increase also reflected the reclassification of a jointly-held interest in two properties leased to ShopRite Supermarkets, Inc. to an equity investment in August 2002 when CPA(R):12's tenancy-in-common interest was contributed to a newly-formed entity. The acquisition with affiliates of jointly-held investments in properties leased to TruServ Corporation, Starmark Camhood LLC, Medica-France, S.A. and affiliates of Carrefour, S.A. between December 2002 and March 2003 provided equity income of $874,000 and $2,179,000 for the current three-month and nine-month periods, respectively. The reclassification of the ShopRite investment provided $274,000 and $619,000 of equity income for the three-month and nine-month periods; however, it had no effect on net income. In March 2003, Fleming Companies, Inc. filed a voluntary petition for bankruptcy and subsequently, terminated its lease at a property in Grand Rapids, Michigan, in which CPA(R):12 owns a 40% interest. CPA(R):12's share of annual rent from the Fleming lease was $617,000. CPA(R):12's share of annual property carrying costs is estimated to be $180,000. The property is currently being remarketed for lease. If the CPA(R):12 and Corporate Property Associates 14 Incorporated, the majority owner of the Grand Rapids property, are successful in remarketing the property, cash from equity investments will benefit even if rents do not reach their previous level. There are several prospective lessees for the property who are currently evaluating offers to occupy the property.

Lease revenue (rental income and interest income from direct financing leases) increased by $6,000 and decreased by $335,000 for the three-month and nine-month periods ended September 30, 2003, respectively. The three-month and nine-month periods include decreases of $90,000 and $631,000, respectively, solely as a result of the reclassification of ShopRite to an equity investment. Lease revenues decreased by $77,000 and $360,000 for the comparable periods as a result of a lease modification with Randall International, Inc. and a reduction in lease revenue from two multi-tenant properties in Newark, Delaware and Piscataway, New Jersey which are not fully occupied. The Newark property which had several short-term tenants has experienced a significant decrease in occupancy during 2003. As a result, CPA(R):12 recognized an impairment charge of $1,000,000 in connection with writing down the Newark property to its estimated fair value. The Piscataway property was net leased until January 2003 at which time a settlement agreement with the lessee was entered into and it currently has several short-term tenants. These decreases were offset by rent increases at thirteen properties during 2002 and 2003. The majority of these rent increases are based on formulas indexed to increases in the Consumer Price Index and provide an aggregate increase in annual rents of $987,000.

Interest and other income increased by $3,517,000 in the nine months ended September 30, 2003, primarily as a result of the lease termination settlements and interest income from CPA(R):12's interest in the mortgage

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

securitization. In January 2003, CPA(R):12 and Rheometric Scientific, Inc. completed an agreement that allowed Rheometric to terminate its lease in Piscataway upon completion of an asset sale of one of its lines of business. To date, CPA(R):12 has recognized $3,042,000 under the agreement. CPA(R):12 acquired its subordinated interest in the mortgage securitization in August 2002 and earned interest income of $265,000 and $816,000 from the investment for the current three-month and nine-month periods, respectively.

Interest expense increased by $192,000 and $1,005,000 for the three-month and nine-month periods ended September 30, 2003, respectively. The increase was primarily due to $46,335,000 of limited recourse mortgage financing obtained in August 2002 in connection with a mortgage securitization. The increase is partially offset by a decrease in interest expense due to increasing mortgage amortization on existing fixed rate mortgage loans and the payoff of a mortgage loan on the Telos Corporation property in January 2003. Solely as a result of the Telos payoff, annual debt service decreased by $433,000.

Property expense increased by $107,000 and $1,508,000 for the three-month and nine-month periods ended September 30, 2003. Carrying costs on the Piscataway and Newark properties during the nine-month period ended September 30, 2003 were $517,000. Asset management fees increased as a result of the acquisition of interests in properties leased to TruServ, Starmark Camhood, Medica-France and Carrefour. An increase in the provision for uncollected rents was due to arrearages from International Management Consulting Incorporated ("IMCI") and Scott Companies Inc., both of which are experiencing financial difficulties, and CPA(R):12 continues to closely monitor their financial condition and unpaid balances. CPA(R):12 previously entered into a modification with IMCI and is currently negotiating to lease a portion of the property and amend the lease with IMCI. There is no assurance that the proposed lease changes will be completed. Discontinued operations include the results of the Sentry property which is held for sale as of September 30, 2003. The results for the nine-month period include a payment of real estate taxes of $342,000 which Sentry was unable to reimburse to CPA(R):12.

FINANCIAL CONDITION:

There has been no material change in CPA(R):12's financial condition since December 31, 2002. CPA(R):12's cash and cash equivalents at September 30, 2003 have decreased $29,037,000 since December 31, 2002, primarily as a result of the purchasing of equity ownership interests with affiliates which lease properties to Carrefour and Medica-France in France and Starmark Camhood in the United States as well as the payment of a balloon payment obligation on a mortgage loan.

Cash flows from operations and equity investments of $21,262,000 were used to pay dividends of $18,707,000, and distributions to minority partners of $1,082,000, and $1,473,000 of CPA(R):12's mortgage principal payment installments. Cash reserves were used to pay a portion of mortgage principal payment obligations, and this was due, in part, to reduced operating cash flow as a result of a deferral of rent from Randall under a lease modification agreement and absorbing property expenses for the Grand Rapids, Newark and Piscataway properties. With the acquisition of interests in Starmark, Carrefour and Medica properties, annual cash flow is projected to increase by approximately $3,300,000, which Management projects will allow CPA(R):12 to meet cash flow objectives. As of September 30, 2003, CPA(R):12 has not yet received cash distributions from the Carrefour and Medica equity investments. Annual distributions from Carrefour and Medica are expected to be $2,070,000.

CPA(R):12's investing activities included using $22,161,000 to acquire its equity investments in the Starmark, Carrefour and Medica properties and $1,275,000 to pay the Advisor its annual installment of deferred acquisition fees. CPA(R):12 received $3,738,000 from its share of mortgage proceeds obtained by equity investees. CPA(R):12 is funding approximately $700,000 improvements to its existing property leased to Wal-Mart Stores, Inc. in exchange for an increase in annual rent of $110,000 and Wal-Mart's commitment to a five-year extension term. The funding was completed in October 2003.

In addition to using cash to pay dividends to shareholders, distributions to minority partners and mortgage principal installments, CPA(R):12's financing activities included using $5,199,000 to pay off a mortgage loan collateralized by a property leased to Telos Corporation in January 2003 and $1,988,000 to purchase treasury stock. Solely as a result of paying off the Telos loan, annual cash flow from the Telos property will increase by $433,000. CPA(R):12 has no balloon payments scheduled on its mortgages until 2005. CPA(R):12 has a $20,000,000 credit facility available to it for investment opportunities and potential

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

liquidity needs. As of September 30, 2003, there were no amounts outstanding under the credit facility. The credit agreement requires CPA(R):12 to meet certain financial covenants, including restrictions on indebtedness and meeting or exceeding certain operating and coverage ratios. The credit facility is a general obligation of CPA(R):12 and matures in December 2003. CPA(R):12 is evaluating whether it will renew the credit facility.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):12's contractual obligations and commitments as of September 30, 2003 is as follows:

(in thousands)                          Total         2003        2004         2005         2006       2007     Thereafter
                                        -----         ----        ----         ----         ----       ----     ----------
Obligations:
  Limited recourse mortgage notes
     payable (1)                       $185,607      $1,431      $5,969       $10,462     $11,556     $24,563    $131,626
  Deferred acquisition fees               6,546           -       1,338         1,406       1,209         814       1,779
  Subordinated disposition fees           1,376                                                                     1,376
Commitments:
  Share of minimum rents payable
     under office cost-sharing
     agreement                              513          26         177           177         133           -           -
                                       --------      ------      ------       -------     -------     -------    --------
                                       $194,042      $1,457      $7,484       $12,045     $12,898     $25,377    $134,781
                                       ========      ======      ======       =======     =======     =======    ========

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. CPA(R):12 adopted this statement effective January 1, 2003 and the adoption did not have a material affect on CPA(R):12's financial statements. CPA(R):12 no longer classifies gains and losses for the extinguishment of debt as extraordinary items.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. CPA(R):12 does not have any employees nor any stock-based compensation plans.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB staff issued a FASB Staff Position which deferred the effective date of FIN 46 until December 31, 2003 for VIEs created prior to February 1, 2003. CPA(R):12's maximum loss exposure is the carrying value of its equity investments. CPA(R):12 has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial statements.

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted on July 1, 2003 and did not have a material effect on the financial statements.

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

CPA(R):12 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2003 the interests in CCMT had a fair value approximately of $8,167,000. CPA(R):12 also owns marketable equity securities of Proterion Corporation and Sentry Technology Corporation which based on the quoted per share prices of $0.70 and $0.09, respectively, as of September 30, 2003 had a fair value of approximately $774,000 and $90,000, respectively.

All of CPA(R):12's $185,607,000 long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of September 30, 2003 ranged from 6.50% to 8.75%. There has been no material change since December 31, 2002.

(in thousands)           2003       2004        2005         2006         2007       Thereafter      Total       Fair Value
                         ----       ----        ----         ----         ----       ----------      -----       ----------
Fixed rate debt         $1,431     $5,969      $10,462      $11,556      $24,563      $131,626      $185,607      $189,588
Average interest
   rate                   7.40%      7.40%        7.72%        7.74%        7.58%         7.47%

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2003.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2003, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         31.1     Certification of Co-Chief Executive Officers

         31.2     Certification of Chief Financial Officer

         32.1     Certification of Co-Chief Executive Officers Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K:

              During the quarter ended September 30, 2003, CPA(R):12 was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

           11/10/2003                     By: /s/ John J. Park
         -------------                        ----------------------------------
             Date                                 John J. Park
                                                  Managing Director and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

           11/10/2003                     By:     /s/ Claude Fernandez
         -------------                        ----------------------------------
             Date                                 Claude Fernandez
                                                  Managing Director and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)