Form 10-K
period 2003-12-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2004-03-15
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           -------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |.

Registrant has no active market for its common stock as of March 5, 2004. Non-affiliates held 28,656,471 shares as of March 5, 2004.

As of March 5, 2004, there are 30,306,943 shares of common stock of Registrant outstanding.

      CPA(R):12 incorporates by reference its definitive Proxy Statement with respect to its 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I

Item 1. Business.

Corporate Property Associates 12 ("CPA(R):12") Incorporated is a real estate investment trust ("REIT") that acquires and owns commercial properties leased to companies nationwide and internationally, primarily on a triple net basis. As of December 31, 2003, CPA(R):12's portfolio consisted of 120 properties leased to 62 tenants and totaling more than 9.4 million square feet.

CPA(R):12's core investment strategy is to own and manage its portfolio of properties leased to a variety of companies on a single tenant net lease basis, to maximize shareholder returns. Additional properties may be bought and net leased if appropriate opportunities arise. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. CPA(R):12 also generally includes in its leases:

            - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

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

W. P. Carey & Co. LLC ("WPC"), CPA(R):12's advisor, provides both strategic and day-to-day management for CPA(R):12, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. WPC also provides office space and other facilities for CPA(R):12. WPC has dedicated senior executives in each area of its organization so that CPA(R):12 functions as a fully integrated operating company. CPA(R):12 pays asset management fees to WPC and pays certain transactional fees. CPA(R):12 also reimburses WPC for certain expenses. WPC also serves in this capacity for Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15") and Corporate Property Associates 16 - Global Incorporated ("CPA(R):16-Global"). WPC is a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CPA(R):12's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2003, CPA(R):12 had no employees. WPC employs 120 individuals.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

SIGNIFICANT DEVELOPMENTS DURING 2003

On January 16, 2003, Rheometric Scientific, Inc. ("Rheometric") completed the asset sale of one its lines of business, at which time the lease termination agreement between Rheometric and CPA(R):12 for the facility in Piscataway, New Jersey became effective and Rheometric changed its name to Proterion Corporation ("Proterion"). In connection with the settlement, CPA(R):12 recognized $3,042,227 of other income in 2003. The settlement included a grant of 650,000 shares of common stock. In connection with structuring the initial purchase transaction with Rheometric, CPA(R):12 was granted warrants for 466,140 shares of Rheometric common stock at an exercise price of $2.00. Under the lease termination agreement, the exercise price of the warrants was reduced to $0.01. On January 16, 2003, the warrants were converted on a cashless basis to 456,424 shares of common stock of Proterion.

On February 7, 2003, CPA(R):12 and two affiliates, CPA(R):14 and CPA(R):15, through a newly-formed limited liability company with ownership interests of 15%, 41% and 44%, respectively, purchased land and 15 health club facilities for $178,010,471 and entered into a master net lease with Starmark Camhood LLC. The lease obligations of Starmark are jointly and unconditionally guaranteed by seven of its affiliates. The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272,400 with CPI-based increases scheduled in November 2006, 2010, 2014, 2018 and 2021. In connection with the purchase, the limited liability company obtained first mortgage limited recourse financing of $88,300,000 and a mezzanine loan of $20,000,000. The first mortgage provides for monthly payments of interest and principal of $563,936 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is payable. The mezzanine loan provides for monthly payments of interest and principal of $277,201 at an annual interest rate of 11.15% and will fully amortize over its ten-year term. The limited liability company was granted warrants for Class C unit interests in Starmark. If exercised, the Unit interests would represent a 5% interest in Starmark as of the date of grant. The warrants may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a cashless exercise of units.

On March 12, 2003, CPA(R):12 purchased a 35% interest in a limited liability company from CPA(R):15 which retained the remaining 65% interest. The limited liability company owns properties in France that are leased to Medica-France and Carrefour France, S.A. The purchase price for the 35% interest was $11,916,465 in cash and the assumption of a deferred fee payable to WPC of $1,031,046. The purchase price was based on the appraised value of the properties (based on the March 6, 2003 exchange rate for the Euro) adjusted for capital costs incurred since the acquisition by CPA(R):15 including fees paid to WPC, net of mortgage debt. The Medica leases have a remaining term through June 2011 and provide for aggregate annual rent of (euro)3,856,618 ($4,226,467) with annual rent increases based on a formula indexed to increases in the INSEE, a French cost index. The Carrefour leases have a remaining term through December 2011 for an aggregate annual rent of (euro)10,190,269 ($11,167,516) with annual rent increases based on the formula, indexed to the INSEE. In connection with the purchase of the properties, the limited liability company obtained limited recourse mortgage debt of (euro)34,000,000 ($37,260,600) and (euro)84,244,000 ($92,323,000) on the
Medica and Carrefour properties, respectively. The Medica and Carrefour loans provide for quarterly payments of interest at an annual interest rate of 5.631% and 5.55%, respectively, and stated principal payments with scheduled increases over their terms. The Medica and Carrefour loans mature in October 2017 and December 2014, respectively, at which time balloon payments are payable.

On November 27, 2003, the limited liability company purchased an additional Carrefour property in Nimes, France for (euro)17,277,481 ($20,634,503 as of the date of acquisition) and obtained additional limited recourse mortgage financing of (euro)14,025,000 ($16,750,058) which was added to the existing mortgage balance on the Carrefour properties. The lease for the Nimes property provides for annual rent of (euro)1,608,750 ($1,921,330) and has a term through November 2012 with annual rent increases based on the INSEE.

In connection with the purchase of the Nimes property, WPC, the parent company of the Advisor, purchased a 22.5% interest in the Carrefour properties at which time the Company's interest in the Carrefour properties was reduced to 27.125%. WPC's purchase price was based on an independent appraisal of the properties.

In October 2003, CPA(R):12 funded approximately $700,000 improvements to its existing property leased to Wal-Mart Stores, Inc. in exchange for an increase in annual rent of $110,000 and Wal-Mart's commitment to a five-year extension term. In November 2003, Scott Companies, Inc. entered into liquidation proceedings and subsequently terminated its lease at a property in San Leandro, California. The Scott lease had provided lease revenues of $2,223,000. The property is being remarketed.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

ACQUISITION STRATEGIES

WPC has a well-developed process with established procedures and systems for acquiring net leased property on behalf of CPA(R):12. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, WPC has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. CPA(R):12 takes advantage of WPC's presence in the net lease market to build its portfolio. In evaluating opportunities for CPA(R):12, WPC carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. CPA(R):12 believes that WPC has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. WPC seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. CPA(R):12 believes that the experience of WPC's management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables WPC to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

WPC's strategy in structuring its net lease investments for CPA(R):12 is to:

            - combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

            -     enhance current returns by utilizing varied lease structures;

            - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

            - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock. As of December 31, 2003, CPA(R):12 held warrant positions in four tenants.

FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):12 uses leverage when available on favorable terms. CPA(R):12 has approximately $184,206,000 in property level debt outstanding. These mortgages mature between the current year and 2021 and have interest rates between 6.5% and 8.75%. CPA(R):12's credit facility matured in October 2003.

CPA(R):12 is a party to a mortgage financing securitization transaction with three affiliates, WPC, CIP(R) and CPA(R):14 entered into in August 2002. CPA(R):12 and the three affiliates obtained an aggregate of approximately $172,335,000 of limited recourse mortgage financing collateralized by 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose assets consist solely of the loans, and sold the interests in the trust as collateralized mortgage obligations in a private placement to institutional investors. CPA(R):12 and the three affiliates agreed to acquire a separate class of subordinated interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by CPA(R):12 was proportional to the mortgage amounts obtained. The CPA(R) Interests were purchased for $24,128,739 of which CPA(R):12's share was $7,238,622, or 30%, and are comprised of two components, a component that will receive payments of principal and interest and a component that will receive payments of interest only. CPA(R):12 is accounting for its interest in the CPA(R) Interests as an available-for-sale security and will be measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity.

WPC continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

In analyzing potential acquisitions, WPC reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CPA(R):12's acquisition criteria. The aspects of a transaction which are reviewed and structured by WPC include the following:

      Tenant Evaluation. WPC subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. WPC seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, CPA(R):12 can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

      already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CPA(R):12's properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). WPC may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CPA(R):12 with additional financial security.

      Leases with Increasing Rents. WPC seeks to include clauses in CPA(R):12's leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. CPA(R):12 seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

      Properties Important to Tenant Operations. WPC, on behalf of CPA(R):12, generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. CPA(R):12 believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. WPC also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, CPA(R):12 can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

      Lease Provisions that Enhance and Protect Value. When appropriate, WPC attempts to include provisions in CPA(R):12's leases that require CPA(R):12's consent to certain tenant activity or require the tenant to satisfy certain operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables CPA(R):12 to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to CPA(R):12 or could reduce the value of CPA(R):12's properties.

      Diversification. WPC tries to diversify CPA(R):12's portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, CPA(R):12 reduces the adverse effect on CPA(R):12 of a single under-performing investment or a downturn in any particular industry or geographic location.

WPC employs a variety of other strategies and practices in connection with CPA(R):12's acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. In certain instances, CPA(R):12 grants to the tenant a right to purchase the property leased by the tenant, but generally the option purchase price will not be less than the fair market value of the property. WPC's practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition.

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

The Investment Committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. WPC places special emphasis on having experienced individuals serve on its Investment Committee and does not invest in a transaction unless it is approved by the Investment Committee.

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

            - Ralph F. Verni, is a private investor and business consultant and formerly Chief Investment Officer of The New England Mutual Life Insurance Company.

            - Karsten von Koller was formerly Chairman and Member of the Board of Managing Directors of Eurohypo AG, the leading commercial real estate financing company in Europe.

ASSET MANAGEMENT

CPA(R):12 believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

WPC monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. WPC reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, WPC periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

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

INDUSTRY SEGMENT

CPA(R):12 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2003, Applied Materials, Inc. represented 10% of the total operating revenue of CPA(R):12. Applied Materials is publicly traded and files financial information with the United States Securities and Exchange Commission in accordance with the 1993 and 1994 Acts.

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

Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet the mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

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

Some of the programs managed by WPC or its affiliates have had tenants file for bankruptcy protection and are involved in litigation. Four CPA(R) programs had to reduce the rate of distributions to their partners as a result of adverse developments involving tenants.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

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

Our success is dependent on the performance of WPC.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of WPC in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of WPC and the oversight of the board of directors.

WPC may be subject to conflicts of interest.

WPC manages our business and selects our real estate investments. WPC has some conflicts of interest in its management of CPA(R):12, which arise primarily from the involvement of WPC and its affiliates in other activities that may conflict with CPA(R):12 and the payment of fees by us to WPC and its affiliates. The activities in which a conflict could arise between CPA(R):12 and WPC are:

            - the receipt of commissions, fees and other compensation by WPC and its affiliates for property purchases, leases, sales and financing for CPA(R):12, which may cause WPC and its affiliates to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

            - agreements between CPA(R):12 and WPC or any of its affiliates, including agreements regarding compensation of WPC and its affiliates, will not be negotiated on an arm's length basis as would occur if the agreements were with unaffiliated third parties;

            - purchases and loans from affiliates, subject to CPA(R):12's investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

            - competition with certain affiliates for property acquisitions, which may cause WPC and its affiliates to direct properties suitable for us to other related entities;

            - disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor's desire to sell a property and our plans to hold or sell the property.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by WPC and/or its affiliates and the distributions to shareholders.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

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

Most of our property acquisitions have been made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. We typically borrow between 55% and 65% of the purchase price of our properties. There is no limitation on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties. Any borrowings in excess of 75% of the value of all properties must be approved by a majority of the independent directors and disclosed to shareholders. As of December 31, 2003, we had limited recourse mortgage notes payable outstanding of $184,206,000.

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

Balloon payment obligations may adversely affect our financial condition.

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

Scheduled balloon payments for the next five years are as follows:

      -     2004 - None;

      -     2005 - $4.1 million;

      -     2006 - $5.2 million;

      -     2007 - $18.5 million; and

      -     2008 - $16.9 million


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

Our participation in joint ventures creates additional risk. We participate in joint ventures with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that WPC may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

In some of our joint venture relationships with publicly registered investment programs or other entities sponsored by WPC or one of its affiliates, we enter into investments as tenants-in-common. This poses risks in addition to those mentioned above. The partition rights of each co-tenant in a tenancy-in-common could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that WPC may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

International investments involve additional risks.
We own an interest in properties in France and we may purchase additional property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

            -     changing governmental rules and policies;

            - enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

            -     variations in the currency exchange rates;

            - adverse market conditions caused by changes in national or local economic conditions;

            -     changes in relative interest rates;

            - change in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

            - changes in real estate and other tax rates and other operating expenses in particular countries;

            -     changes in land use and zoning laws; and

            -     more stringent environmental laws or changes in such laws.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Item 2. Properties.

Set forth below is certain information relating to the Company's properties owned as of December 31, 2003.

                                                                                   SHARE OF
                                                                        RENT PER    CURRENT
LEASE OBLIGOR/                          OWNERSHIP           SQUARE       SQUARE      ANNUAL        INCREASE     LEASE      MAXIMUM
  LOCATION                              INTEREST(1)         FOOTAGE       FOOT      RENTS(2)        FACTOR       TERM        TERM
------------------------------      -------------------   ----------   ----------  -----------     ---------   ---------   ---------
SOCIETE LOGIDIS AND SOCIETE CV LOGISTIQUE (CARREFOUR FRANCE, S.A. AND CARREFOUR HYPERMARCHES FRANCE, S.A.)(3)
  Cholet, Ploufragan,
  Colomiers, Crepy en Vallois,
  Lens, Nimes, and Thuit
  Hebert, France                          27.125%          2,940,004      $5.04    $4,018,847(8)    INSEE(9)   Dec. 2011    None

  ADVANCED MICRO DEVICES, INC.(3)
                                    33 1/3% interest in
                                    a limited liability
  Sunnyvale, CA                     company owning land
                                    and buildings            361,965     $27.01     $3,258,938      CPI        Aug. 2019   Aug. 2039

STARMARK CAMHOOD, L.L.C.(3)
  Tampa and Boca Raton, FL;
  Newton, MA; Bloomington (2),
  Brooklyn Center, Bumsville,         15% interest in a
  Eden Prairie (2), Fridley,          limited liability
  Minnetonka and St. Louis Park,     company owning land   1,652,151     $11.06      2,740,860      CPI        Feb. 2023   Feb. 2053
  MN; Albuquerque, NM (4)               and buildings

GALYAN'S TRADING COMPANY(3)
  Lombard, IL; Fairfax, VA                   100%            197,245      12.65      2,494,204      Stated     Dec. 2020   Dec. 2060

  SPECTRIAN CORPORATION(3)
  Sunnyvale, CA (2)                          100%            141,787      15.07      2,136,344      CPI        Nov. 2011   Nov. 2026

  SPECIAL DEVICES, INC.(3)
  Moorpark, CA; Mesa, AZ                      50%            249,276      16.36      2,038,514      CPI        Jun. 2021   Jun. 2041

PERRY GRAPHIC COMMUNICATIONS AND JUDD'S INCORPORATED(3)
  Baraboo and Waterloo, WI                   100%            899,476       2.31      2,077,762      Stated     Dec. 2017   Dec. 2032

  BEST BUY CO., INC.(3)
  Fort Collins, CO; Matteson and
  Schaumburg, IL; Attleboro, MA;     37% interest in a
  Nashua, NH; Albuquerque, NM;            general
  Arlington, Beaumont, Dallas,          partner-ship
  Fort Worth and Houston, TX;         owning land and        512,278       9.94      1,883,163      Stated     Apr. 2018   Apr. 2038
  Virginia Beach, VA                     buildings

  WESTELL TECHNOLOGIES, INC.(3)
  Aurora, IL                                 100%            210,877       8.80      1,855,257      Stated     Sep. 2017   Sep. 2027

  TRUSERV CORPORATION(3)
  Kingman, Arizona; Springfield,
  Oregon; Fogelsville,
  Pennsylvania; Jonesboro,            15% interest in
  Georgia; Kansas City, Missouri;      three limited
  Woodland, California;             partnerships owning    3,628,160       3.31     $1,801,073      Stated     Dec. 2022   Nov. 2042
  Corsicana, Texas                   land and buildings

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                                                                  SHARE OF
                                                                      RENT PER    CURRENT
LEASE OBLIGOR/                        OWNERSHIP           SQUARE       SQUARE      ANNUAL        INCREASE     LEASE      MAXIMUM
  LOCATION                            INTEREST(1)         FOOTAGE       FOOT      RENTS(2)        FACTOR       TERM        TERM
------------------------------    -------------------   ----------   ----------  -----------     ---------   ---------   ---------
MEDICA-FRANCE, SA (3)
  Paris, Rueil Malmaison,
  Sarcelles, Poissy, Chatou,
  and Rosny sous Bois, France            35%              336,889       $14.37     1,694,964(8)   INSEE(9)   Jun. 2010   Jun. 2010

  TELOS CORPORATION
  Loudon County, VA                     100%              192,775         8.64     1,665,539       CPI       Mar. 2016   Mar. 2036

APPLIED MATERIALS, INC. (ETEC SYSTEMS, INC.)(3)
                                  Majority interest
                                  in a limited
  Hayward, CA                     liability company
                                  owning land and         342,233        27.41    $6,285,000       CPI       Sep. 2014   Jan. 2030
                                  building(5)

xxCAREER EDUCATION CORPORATION(3)
  Mendota Heights, MN                   100%              136,400        12.70     1,731,728       Stated    May 2011    May 2021

  Q CLUBS, INC.(3)
  Austin, TX(3)                         100%               43,935        17.78       781,169       CPI       Jun. 2013   Jun. 2033
  Houston, TX                           100%               46,733        16.82       786,119       CPI       Jul. 2016   Jul. 2036
                                                           ------                  ---------
       Total:                                              90,668                  1,567,288

  PPD DEVELOPMENT, INC.(3)
  Austin, TX                            100%              173,436         8.67     1,504,190       CPI       Nov. 2010   Nov. 2030

  DEL MONTE CORPORATION(3)
  Mendota, IL; Plover, Toppenish         50%(6)           735,766         4.02     1,477,713       CPI       Jun. 2016   Jun. 2046
  and Yakima, WA

  SICOR, INC.(3)
                                   50% interest in a
                                   general
  San Diego, CA (2)                partner-ship
                                   owning land and        144,312        20.41     1,472,736       CPI       Jul. 2009   Jul. 2049
                                   buildings

  THE UPPER DECK COMPANY(3)
                                   50% interest in a
                                   limited liability
  Carlsbad, CA                     company owning
                                   land and buildings     294,780         9.85     1,452,220       CPI       Dec. 2020   Dec. 2040

SILGAN CONTAINERS CORPORATION(3)
  Fort Dodge, IA; Oconomowoc            100%              330,561         4.30     1,421,352       CPI       Oct. 2014   Oct. 2029
  and Menomonie, WI

  COMPUCOM SYSTEMS, INC.(3)
                                  33 1/3% interest in
                                  a limited liability
  Dallas, TX                      company owning land
                                  and buildings           242,313        17.43     1,407,903      CPI        Apr. 2019   Apr. 2029

  THE BON-TON STORES, INC.(3)
  Allentown and Johnstown, PA           100%              480,059        3.01      1,443,502      CPI        Apr. 2017   Apr. 2047


                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                                                                  SHARE OF
                                                                      RENT PER    CURRENT
LEASE OBLIGOR/                        OWNERSHIP           SQUARE       SQUARE      ANNUAL        INCREASE     LEASE      MAXIMUM
  LOCATION                            INTEREST(1)         FOOTAGE       FOOT      RENTS(2)        FACTOR       TERM        TERM
------------------------------    -------------------   ----------   ----------  -----------     ---------   ---------   ---------
MCLANE COMPANY, INC.(3)
                                  40% interest in two
  Shawnee, KS; Burlington, NJ(3)  limited liability
  Manassas, VA                    companies owning
                                  land and buildings      570,468         5.91     1,347,732       CPI       Nov. 2015   Nov. 2025

  TEXTRON, INC.(3)
                                  50% interest in a
                                  limited liability
  Gilbert, AZ                     company owning land
                                  and building            243,370        10.19     1,239,739       CPI       Jan. 2019   Jan. 2039

JEN-COAT, INC.(3)
  Westfield, MA (2)                     100%              377,500         3.21     1,210,000       CPI       Aug. 2021   Aug. 2041

  CHILDTIME CHILDCARE, INC.(3)
  Chandler, AZ; Fleming Island,
  FL; Ackworth, GA; Hauppauge
  and Patchogue, NY; New
  Territory and Sugarland, TX;          100%               71,372        17.94     1,280,340       CPI       Jun. 2017   Jun. 2027
  Hampton, VA; Silverdale, WA

ORBSEAL EUROPE I LLC AND ORBSEAL - AUSTRALIA LLC(3)
  Richmond, MO                            100%            262,528         3.85     1,011,750       CPI       Sep. 2021   Sep. 2041

PACIFIC LOGISTICS, L.P.(3)
  Dallas, TX                            100%              219,614         4.64     1,019,336       CPI       Jan. 2019   Jan. 2059

  THE GARDEN COMPANIES, INC.(3)
  Chattanooga, TN                       100%              242,317         3.80       920,292       CPI       Jun. 2015   Jun. 2035

  SHOPRITE SUPERMARKETS, INC.(3),(4)
                                   45% interest in a
                                  limited partnership                                              Stated/
  Ellenville and Warwick, NY        ownding land and                                               %of
                                       buildings          136,818        16.40     1,009,426       Sales     Oct. 2024   Oct. 2044

  GARDEN RIDGE CORPORATION(3)
  South Tulsa, OK                       100%              141,284         6.65       939,580       CPI       Apr. 2016   Apr. 2036

  CELADON GROUP, INC.(3)
  Indianapolis, IN                      100%               76,326        12.05       919,750       CPI       Sep. 2021   Sep. 2041

  VARIOUS TENANTS
  Piscataway, NJ                        100%               83,985         9.20       772,682                            (7)

  NUTRAMAX PRODUCTS, INC.
  Houston, TX                           100%              253,215         3.49       883,107       CPI       Apr. 2013   Apr. 2018

  VARIOUS TENANTS
  Newark, DE                            100%               12,400        15.44       191,394                            (7)
  Vacant                                100%              158,019
                                                          -------
                                                          170,419

  RANDALL INTERNATIONAL, INC.(3)
  Carlsbad, CA                          100%               88,329         5.66       500,000       Stated    Jan. 2016   Jan. 2029

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                                                                  SHARE OF
                                                                      RENT PER    CURRENT
LEASE OBLIGOR/                        OWNERSHIP           SQUARE       SQUARE      ANNUAL        INCREASE     LEASE      MAXIMUM
  LOCATION                            INTEREST(1)         FOOTAGE       FOOT      RENTS(2)        FACTOR       TERM        TERM
------------------------------    -------------------   ----------   ----------  -----------     ---------   ---------   ---------
RAVE REVIEWS CINEMAS, L.L.C.(3)
  Hickory Creek, TX                     100%               57,126        14.21       811,994       CPI       Dec. 2020   Dec. 2040

  VERMONT TEDDY BEAR CO., INC.(3)
  Shelburne, VT                         100%               55,446        12.70       703,889       CPI       Jul. 2017   Jul. 2032

  MILFORD MANUFACTURING SERVICES, L.L.C.(3)
  Milford, MA                           100%              108,125         6.03       652,034       CPI       Jul. 2009   Jul. 2019

BALANCED CARE CORPORATION(3)
  Mechanicsburg, PA                     100%               41,187        12.79       526,730       CPI       Jun. 2014   Jun. 2024

  WAL-MART STORES, INC.(3)
  Greenfield, IN                        100%               82,620         6.14       506,915       Stated    Jan. 2010   Jan. 2020

  COMPASS BANK FOR SAVINGS(3)
  Bourne, Sandwich and Wareham,         100%               19,999        10.25       204,906       CPI       Dec. 2017   Dec. 2037
  MA

  VACANT
  San Leandro, CA                       100%              432,081

                                   40% interest in a
                                   limited liability
  Grand Rapids, MI(10)            company owning land
                                      and building        179,461

  Ashburn, VA                           100%               69,983

  Hauppauge, NY                         100%               68,333

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

7.    Subject to short-term leases.

8.    Based on exchange rates at December 31, 2003.

9. INSEE construction index, an index published quarterly by the French Government.

10. A lease with The Retail Distribution Group, Inc. is effective as of January 1, 2004.

Item  3. Legal Proceedings.

As of the date hereof, Registrant is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to the Company's common equity is hereby incorporated by reference to page 31 of Registrant's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 10 of the Company's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and currency exchange rates.

The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.

All of the Company's $184,206,000 long term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2003 ranged from 6.50% to 8.75% per annum.

(in thousands)
                          2004        2005       2006        2007       2008      Thereafter       Total       Fair Value
                          ----        ----       ----        ----       ----      ----------       -----       ----------
Fixed rate debt          $5,953     $10,447     $11,539    $24,546     $22,553     $109,168       $184,206      $186,724
Weighted average
    interest rate         7.40%      7.72%        7.75%     7.58%        6.95%       7.59%


The Company's credit facility matured in October 2003.

CPA(R):12 has ownership interests in properties in France. The foreign operations are not material to CPA(R):12's consolidated financial position, results of operations or cash flow during the three-year period ended December 31, 2003. CPA(R):12 was not subject to material foreign currency exchange rate risk; however, it is expected to cause some fluctuation in the results of operations or cash flow. To date, CPA(R):12 has not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Item 8. Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of Registrant are hereby incorporated by reference to pages 11 to 30 of the Company's Annual Report contained in Appendix A:

  (i) Report of Independent Auditors.

 (ii) Consolidated Balance Sheets as of December 31, 2003 and 2002.

(iii) Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

 (iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 2001, 2002 and 2003.

 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

(vi)  Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

      The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of December 31, 2003.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

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

Item 14. Principal Accountant Fees and Services.

This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   1. Consolidated Financial Statements:

               The following consolidated financial statements are filed as a part of this Report:

                  Report of Independent Auditors.

                  Consolidated Balance Sheets, December 31, 2003 and 2002.

                  Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001.

                  Consolidated Statement of Shareholders' Equity for the years ended December 31, 2001, 2002, and 2003.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

                  Notes to Consolidated Financial Statements.

               The consolidated financial statements are hereby incorporated by reference to pages 11 to 30 of the Company's Annual Report contained in Appendix A.

      (a)   2. Financial Statement Schedules:

               The following schedules are filed as a part of this Report:

                  Report of Independent Auditors.

                  Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003.

                  Schedule III of the Company is contained on pages 29 to 33 of this Form 10-K.

               Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

      (a)   3. Exhibits:

               The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

 Exhibit No.                                  Description                                               Method of Filing
 -----------                                  -----------                                               ----------------
    1.1        Notice to brokers dated January 6, 2003 issued by the Company                Filed as Exhibit 1(A) to Registrant's
                                                                                            Schedule 14D-9 dated January 8, 2003

    1.2        Notice to shareholders dated January 6, 2003 issued by the Company           Filed as Exhibit 1(B) to Registrant's
                                                                                            Schedule 14D-9 dated January 8, 2003

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

   10.12       First Amendment to Owner's Lien Agreement dated May 27, 1994 by              Filed as Exhibit 10.12 to Registrant's
               CPA(R):10, CIP(TM) and Registrant for the benefit of Teachers Insurance and       Form 10-K dated March 30, 1995
               Annuity Association of America.

   10.13       $3,353,745 Limited Obligation Promissory Note dated May 13, 1994 from        Filed as Exhibit 10.13 to Registrant's
               BBC (NE) QRS 12-2, Inc., as Borrower, to Registrant, as Lender.              Form 10-K dated March 30, 1995

   10.14       Lease Agreement dated December 21, 1993 by and between GENA Property         Filed as Exhibit 10.14 to Registrant's
               Company, as Landlord, and Gensia, Inc., as Tenant.                           Form 10-K dated March 30, 1995

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

 Exhibit No.                                  Description                                               Method of Filing
 -----------                                  -----------                                               ----------------
   10.15       Deed of Trust, Security Agreement and Financing Statement dated              Filed as Exhibit 10.15 to Registrant's
               December 21, 1993 between GENA Property Company, as Trustor, and The         Form 10-K dated March 30, 1995
               Northwestern Mutual Life Insurance Company, as Trustee.

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
               Monte Corporation, as Tenant.


                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

 Exhibit No.                                  Description                                               Method of Filing
 -----------                                  -----------                                               ----------------
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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

 Exhibit No.                                  Description                                               Method of Filing
 -----------                                  -----------                                               ----------------
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

   10.51       Lease agreement dated July 10, 1997 by and between URSA (VT) QRS 12-30,      Filed as Exhibit 10.2 to Registrant's
               Inc., as Landlord, and The Vermont Teddy Bear Company, as Tenants.           Form 8-K dated June 13, 1997

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

   21.1        Subsidiaries of Registrant as of March 11, 2004                              Filed herewith

   23.1        Consent of PricewaterhouseCoopers LLP                                        Filed herewith

   28.1        Limited Guaranty of Payment dated October 8, 1993 from CIP(TM), as           Filed as Exhibit 28.1 to Registrant's
               Guarantor, to Key Bank of New York, as Lender.                               Form 10-K dated March 30, 1995

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

 Exhibit No.                                  Description                                               Method of Filing
 -----------                                  -----------                                               ----------------
   28.2        Amendment to Limited Guaranty of Payment dated July 15, 1994 among CIP(TM)   Filed as Exhibit 28.2 to Registrant's
               and Registrant, Guarantors, and Key Bank of New York, as Lender.             Form 10-K dated March 30, 1995

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

   31.1        Certification of Co-Chief Executive Officers                                 Filed herewith

   31.2        Certification of Chief Financial Officer                                     Filed herewith

   32.1        Section 906 Certification of Co-Chief Executive Officers                     Filed herewith

   32.2        Section 906 Certification of Chief Financial Officer                         Filed herewith

      (b)   Reports on Form 8-K

            During the year ended December 31, 2003 the Registrant was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED a Maryland corporation


    3/10/04                    BY: /s/ John J. Park
--------------                     ---------------------------------------------
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

                               CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


    3/10/04                    BY:  /s/ William Polk Carey
--------------                     ------------------------------------
     Date                          William Polk Carey
                                   Chairman of the Board, Co-Chief Executive
                                   Officer and Director (Principal
                                   Executive Officer)


    3/10/04                    BY:  /s/ Gordon F. DuGan
--------------                     ------------------------------------
     Date                          Gordon F. DuGan
                                   Vice Chairman of the Board, Co-Chief
                                   Executive Officer, Senior Managing
                                   Director and Chief Acquisitions Officer


    3/10/04                    BY:  /s/ Elizabeth P. Munson
--------------                     ------------------------------------
     Date                          Elizabeth P. Munson
                                   Director


    3/10/04                    BY:  /s/ Charles E. Parente
--------------                     ------------------------------------
     Date                          Charles E. Parente
                                   Director


    3/10/04                    BY:  /s/ William Ruder
--------------                     ------------------------------------
     Date                          William Ruder
                                   Director


    3/10/04                    BY:  /s/ George E. Stoddard
--------------                     ------------------------------------
     Date                          George E. Stoddard
                                   Director


    3/10/04                    BY:  /s/ John J. Park
--------------                     ------------------------------------
     Date                          John J. Park
                                   Managing Director and Chief Financial
                                   Officer (Principal Financial Officer)


    3/10/04                    BY: /s/ Claude Fernandez
--------------                     ------------------------------------
     Date                          Claude Fernandez
                                   Managing Director and Chief Accounting
                                   Officer (Principal Accounting Officer)

                        REPORT of INDEPENDENT AUDITORS
                       ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Corporate Property Associates 12 Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2004 appearing in the 2003 Annual Report to Shareholders of Corporate Property Associates 12 Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 10, 2004

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2003

                                                        Initial Cost to Company
                                                        -----------------------

                                                                                       Costs
                                                                                    Capitalized
                                                                       Personal     Subsequent to     Decrease in Net
       Description           Encumbrances    Land         Buildings    Property     Acquisition (a)   Investments (b)
       -----------           ------------    ----         ---------    --------     ---------------   ---------------
Operating Method:
Distribution facility
  leased to Wal-Mart
  Stores, Inc.               $ 1,867,136   $  452,871   $ 3,325,909                  $   715,114
Office/Manufacturing
  facility leased to
  Applied Materials, Inc.     35,861,807    1,272,418    10,588,221                   66,962,157        $(2,633,473)


Health clubs leased to Q
  Clubs, Inc.                  4,252,948    3,152,874     8,524,126
Warehouse/office/research
  facility leased to PPD
  Development, Inc.            5,876,808    1,550,928    11,017,367                       27,856

Office/manufacturing
  facility leased to
  Proterion Corporation,
  Inc. and various tenants     5,329,120    1,510,791     4,789,209                        4,500           (444,949)
Research and development
  facility in Newark,
  Delaware partially
  leased to various
  short-term tenants                        1,390,120     7,281,878                       13,423         (5,281,421)
Distribution/warehouse
  leased to Celadon
  Group, Inc.                  2,063,149    1,480,600     5,320,400                      943,061
Office/research facility
  leased to Spectrian
  Corporation                  8,202,479    5,570,775    12,073,204                        4,119
Retail store leased to
  Garden Ridge Corporation     5,412,511    1,857,607     6,204,923
Vacant office/research
  facility in San
  Leandro, California          8,502,634    5,734,782    12,175,218                        5,356
Child care centers leased
  to Childtime Childcare,
  Inc.                         6,749,080    2,581,896                                  7,459,165
Retail/distribution
  facility leased to The
  Bon-Ton Stores, Inc.         5,886,142    1,780,000    10,261,885
Technology/manufacturing
  facilities leased to
  Silgan Containers
  Corporation                  7,107,508      758,670    11,630,675                      111,090
Facility leased to
  Milford Manufacturing
  Services, LLC                2,686,038    1,080,000     4,469,738


                             Gross Amount at which Carried
                                at Close of Period (d)
                                ----------------------
                                                                                                                          Life on
                                                                                                                           which
                                                                                                                        Depreciation
                                                                                                                         in Latest
                                                                                            Accumulated                 Statement of
                                                           Personal                        Depreciation        Date        Income
       Description                Land       Buildings     Property        Total (d)           (d)          Acquired    is Computed
       -----------                ----       ---------     --------        ---------           ---          --------    ------------
Operating Method:
Distribution facility
  leased to Wal-Mart
  Stores, Inc.                  $  454,420   $ 4,039,474                   $ 4,493,894      $   744,117     2/10/1995       40 yrs.
Office/Manufacturing
  facility leased to
  Applied Materials, Inc.        1,272,444    74,916,879                    76,189,323       10,083,726     2/16/1995       40 yrs.

                                                                                                            6/8/1995
Health clubs leased to Q                                                                                    and
  Clubs, Inc.                    3,152,874     8,524,126                    11,677,000        1,691,896     7/25/1996       40 yrs.
Warehouse/office/research
  facility leased to PPD
  Development, Inc.              1,550,985    11,045,166                    12,596,151        2,242,979     11/13/1995      40 yrs.

Office/manufacturing
  facility leased to
  Proterion Corporation,
  Inc. and various tenants       1,065,843     4,793,708                     5,859,551          114,849     2/23/1996       40 yrs.
Research and development
  facility in Newark,
  Delaware partially
  leased to various
  short-term tenants             1,391,311     2,012,689                     3,404,000          475,992     3/28/1996       40 yrs.
Distribution/warehouse
  leased to Celadon
  Group, Inc.                    1,480,600     6,263,461                     7,744,061        1,013,551     6/19/1996       40 yrs.
Office/research facility
  leased to Spectrian
  Corporation                    5,570,775    12,077,323                    17,648,098        2,151,157     11/19/1996      40 yrs.
Retail store leased to
  Garden Ridge Corporation       1,857,607     6,204,923                     8,062,530        1,092,325     12/16/1996      40 yrs.
Vacant office/research
  facility in San
  Leandro, California            5,734,782    12,180,574                    17,915,356        2,118,912     12/24/1996      40 yrs.
Child care centers leased
  to Childtime Childcare,
  Inc.                           2,581,896     7,459,165                    10,041,061        1,040,534     1/29/1997       40 yrs.
Retail/distribution
  facility leased to The
  Bon-Ton Stores, Inc.           1,780,000    10,261,885                    12,041,885        1,721,004     4/10/1997       40 yrs.
Technology/manufacturing
  facilities leased to
  Silgan Containers
  Corporation                      758,670    11,741,765                    12,500,435        1,836,410     6/13/1997       40 yrs.
Facility leased to
  Milford Manufacturing
  Services, LLC                  1,080,000     4,469,738                     5,549,738          721,136     7/8/1997        40 yrs.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2003

                                                        Initial Cost to Company
                                                        -----------------------

                                                                                          Costs
                                                                                       Capitalized
                                                                          Personal     Subsequent to    Decrease in Net
       Description           Encumbrances       Land         Buildings    Property     Acquisition (a)  Investments (b)
       -----------           ------------       ----         ---------    --------     ---------------  ---------------
Operating Method:
Office/manufacturing
facility leased to
  Vermont Teddy Bear Co.,
  Inc.                          2,766,049     1,465,000        4,398,874                      1,640          (43,950)
Warehouse/special
  facility leased to
  Pacific Logistics, L.P.       4,093,424       257,458                   $1,109,900      7,150,544
Office/manufacturing
  facility leased to
  Westell Technologies,
  Inc.                         11,182,732     2,500,000       14,952,055
Office/manufacturing
  facility leased to
  Randall International,
  Inc.                          5,450,747     2,000,000          471,454                  5,104,034          (12,370)
Administration/classroom
  facility leased to
  Career Education
  Corporation                   7,230,265     1,150,000        8,840,486                  2,788,170
Printing facility leased
  to Perry Graphic
  Communications, Inc.
  and Judd's                   10,021,445       642,000       18,467,948                      8,000
Office/banking facility
  leased to Compass Bank
  for Savings                   1,597,456       300,000        1,520,000
Manufacturing/distribution
  facility leased to
  Nutramax Products, Inc.                     1,160,000        6,127,722                    709,688
Office facility leased to
  Balanced Care
  Corporation                   2,673,104       558,600                                   4,291,443
Retail/services
  facilities leased to
  Galyan's Trading Company     16,097,686     8,070,000       16,134,421                     57,241
Movie theater leased to
  Rave Reviews Cinemas,
  LLC.                          4,320,518     1,760,000        5,176,372
Manufacturing/warehouse
  facilities leased to
  Jen-Coat, Inc.                7,011,989     1,193,200       10,325,125                      2,447
Industrial/manufacturing
  facility leased to
  Orbseal, LLC.                 6,064,172       760,000        9,187,644                        250          (79,274)
                             ------------   -----------     ------------  ----------    -----------      -----------
                             $178,306,947   $51,990,590     $203,264,854  $1,109,900    $96,359,298      $(8,495,437)
                             ============   ===========     ============  ==========    ===========      ===========

                             Gross Amount at which Carried
                                at Close of Period (d)
                                ----------------------
                                                                                                                        Life on
                                                                                                                         which
                                                                                                                      Depreciation
                                                                                                                       in Latest
                                                                                          Accumulated                 Statement of
                                                             Personal                    Depreciation       Date         Income
       Description                Land        Buildings      Property      Total (d)         (d)          Acquired    is Computed
       -----------                ----        ---------      --------      ---------         ---          --------    ------------
Operating Method:
Office/manufacturing
  facility leased to
  Vermont Teddy Bear Co.,
  Inc.                          1,421,050      4,400,514                    5,821,564         710,481    7/18/1997       40 yrs.
Warehouse/special
  facility leased to
  Pacific Logistics, L.P.         257,458      7,150,544    $1,109,900      8,517,902       1,794,800    9/23/1997    7 to 40 yrs.
Office/manufacturing
  facility leased to
  Westell Technologies,
  Inc.                          2,500,000     14,952,055                   17,452,055       2,351,834    9/29/1997       40 yrs.
Office/manufacturing
  facility leased to
  Randall International,
  Inc.                          2,000,000      5,563,118                    7,563,118         202,822    10/17/1997      40 yrs.
Administration/classroom
  facility leased to
  Career Education
  Corporation                   1,150,000     11,628,656                   12,778,656       1,689,208    11/12/1997      40 yrs.
Printing facility leased
  to Perry Graphic
  Communications, Inc.
  and Judd's                      642,000     18,475,948                   19,117,948       2,790,630    12/16/1997      40 yrs.
Office/banking facility
  leased to Compass Bank
  for Savings                     300,000      1,520,000                    1,820,000         228,000    12/30/1997      40 yrs.
Manufacturing/distribution
  facility leased to
  Nutramax Products, Inc.       1,160,000      6,837,410                    7,997,410         954,199    3/28/1998       40 yrs.
Office facility leased to
  Balanced Care
  Corporation                     558,600      4,291,443                    4,850,043         454,523    6/23/1998       40 yrs.
Retail/services
  facilities leased to
  Galyan's Trading Company      8,070,000     16,191,662                   24,261,662       1,433,637    6/29/2000       40 yrs.
Movie theater leased to
  Rave Reviews Cinemas,
  LLC.                          1,760,000      5,176,372                    6,936,372         382,836    12/7/2000       40 yrs.
Manufacturing/warehouse
  facilities leased to
  Jen-Coat, Inc.                1,193,200     10,327,572                   11,520,772         612,764    8/15/2001       40 yrs.
Industrial/manufacturing
  facility leased to
  Orbseal, LLC.                   760,000      9,108,620                    9,868,620         521,834    9/28/2001       40 yrs.
                             ------------   ------------    ----------   ------------     -----------
                             $ 51,504,515   $291,614,790    $1,109,900   $344,229,205     $41,176,156
                             ============   ============    ==========   ============     ===========

See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2003

                                                                                               Gross Amount at which
                                                Initial Cost to Company                               Carried
                                                -----------------------                         at Close of Period
                                                                                                ------------------
                                                                                  Costs
                                                                               Capitalized
                                                                              Subsequent to
       Description             Encumbrances     Land        Buildings        Acquisition (a)           Total         Date Acquired
       -----------             ------------     ----        ---------        ---------------           -----         -------------
Direct Financing Method:
Manufacturing facility
  leased to The Garden
  Companies, Inc.              $2,674,253    $1,544,265    $ 5,430,735                               $ 6,975,000        6/20/1995
Office facility leased to
  Telos Corporation                           1,549,022     10,597,978            5,500               12,152,500        3/11/1996
                               ----------    ----------    -----------           ------              -----------
                               $2,674,253    $3,093,287    $16,028,713           $5,500              $19,127,500
                               ==========    ==========    ===========           ======              ===========

See accompanying notes to Schedule

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                       NOTES to SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

(a) Consists of the costs of improvements subsequent to purchase and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) Represents (i) partial refund of purchase price, (ii) impairment charges, and (iii) the sale of real estate.

(c) At December 31, 2003, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $315,867,815.

(d)

                                                Reconciliation of Real Estate Accounted
                                                    for Under the Operating Method
                                                              December 31,
                                                ---------------------------------------
                                                        2003               2002
                                                        ----               ----
Balance at beginning of year                        $350,424,262       $341,780,814

Additions                                                702,191          1,080,330

Impairment charge                                     (1,000,000)                --

Reclassification to assets held for sale             (11,756,799)                --

Reclassification from net investment in direct
financing leases                                       5,859,551          7,563,118
                                                    ------------       ------------

Balance at close of year                            $344,229,205       $350,424,262
                                                    ============       ============

                                               Reconciliation of Accumulated Depreciation
                                                              December 31,
                                               ------------------------------------------
                                                        2003               2002
                                                        ----               ----
Balance at beginning of year                        $ 34,815,471       $ 27,327,123

Depreciation expense                                   7,664,081          7,488,348

Reclassification to assets held for sale              (1,303,396)                --
                                                    ------------       ------------

Balance at close of year                            $ 41,176,156       $ 34,815,471
                                                    ============       ============

                                                         APPENDIX A TO FORM 10-K

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                                              2003 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except share amounts)

                                       2003             2002             2001             2000             1999
                                       ----             ----             ----             ----             ----
OPERATING DATA:

   Revenues                         $    47,732      $    45,295      $    44,702      $    43,603      $    38,260

   Income from continuing
     operations(1)                       21,480           15,609           26,872           23,920           19,069

   Basic earnings from
     continuing operations per
     share                                  .71              .52              .90              .83              .67

   Net income                            21,501           16,650           27,948           25,010           19,871

   Basic earnings per share(2)              .71              .55              .94              .87              .69

   Weighted average number of
     shares outstanding-basic        30,234,073       30,038,268       29,763,716       28,685,620       28,615,971

   Dividends paid                        24,960           24,692           24,205           23,435           23,268

   Dividends paid per share                 .83              .82              .82              .82              .81

   Payments of mortgage
     principal(3)                         5,529            4,981            4,416            3,998            3,400

BALANCE SHEET DATA:

   Total consolidated assets            462,191          472,129          447,241          441,209          418,088

   Long-term obligations(4)             183,443          189,166          166,446          145,547          133,351

(1)   Includes gain from sale of real estate.

(2) The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per share amounts only.

(3)   Represents scheduled mortgage principal amortization paid.

(4) Represents mortgage obligations and deferred acquisition fees due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated ("CPA(R):12") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):12. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or objectives and plans of CPA(R):12 will be achieved.

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

As a real estate investment trust ("REIT"), CPA(R):12 is not subject to federal income taxes on amounts distributed to shareholders provided it meets certain conditions including distributing at least 90% of its REIT taxable income to its shareholders. CPA(R):12's primary objectives are to provide increasing distributions and to protect its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, CPA(R):12 has successfully negotiated grants of common stock warrants from selected tenants and expects to realize the benefits of appreciation from those grants. CPA(R):12 cannot guarantee that its objectives will be ultimately realized.

CPA(R):12 is advised by W. P. Carey & Co. LLC ("WPC") pursuant to an Advisory Agreement. CPA(R):12's contract with WPC is renewable annually by Independent Directors who are elected by CPA(R):12's shareholders. In connection with each renewal, WPC is required to provide the Independent Directors with a comparison of the fee structure with several similar companies. The Advisory Agreement also provides that an independent portfolio valuation be performed annually. The portfolio valuation is used to determine the asset base for calculating asset management and performance fees.

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

Management evaluates the results of CPA(R):12 with a primary focus on the ability to generate cash flow necessary to meet its investment objectives of overall property appreciation and increasing its distribution rate to its shareholders. As a result, Management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but has no impact on cash flow and to other noncash charges such as depreciation and impairment charges. While impairment charges are intended to reflect an actual or potential decrease in the value of an asset, accounting principles do not permit increasing an asset to fair value when such fair value exceeds the asset's carrying value (historical costs less accumulated depreciation). Based on annual independent valuations, Management believes that there has been an increase in the value of the portfolio and that this increase is not reflected in its financial statements. In evaluating cash flow from operations, Management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation. For the year ended December 31, 2003, cash flow generated from operations and equity investments was substantially greater than dividends paid but such cash flow was not sufficient to fully fund distributions to minority partners, that is, to affiliates who have interests in investments that are included in the Company's consolidated financial statements, and scheduled mortgage principal payments. Cash flow generated was $31,223,000 and the uses were $31,932,000, a net operating shortfall of $709,000. CPA(R):12 has cash balances of $13,305,000 which is in excess of what we believe is necessary to sustain operations. In determining the distribution rate to shareholders, Management considers its projections of future operations as well as its historical results. CPA(R):12 is addressing challenges at several underperforming properties but it also has used its resources during the past year to participate in new transactions with its affiliates including a 15% interest in fifteen health club properties and interests in properties in France. Management believes that CPA(R):12 remains a strong portfolio and continues to benefit from a strategy of diversification.

Results of Operations

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Net income for the year ended December 31, 2003 was $21,501,000 and the results of the operations reflected increases in net income and income from continuing operations of $4,850,000 and $5,871,000, respectively, as compared with the year ended December 31, 2002. Results for the year ended December 31, 2003, included gains of $2,366,000 (of which $620,000 are unrealized), a noncash impairment charge of $1,000,000 and other income from lease terminations of $3,042,000. Results for the year ended December 31, 2002 included a charge on the early extinguishment of debt of $2,245,000 and unrealized losses of $447,000. The results for the comparable periods reflected increases in income from equity investments and interest income which were offset by a decrease in lease revenues (rental income and interest income from direct financing leases) and increases in interest and property expenses. There was no significant change in general and administrative expenses for the comparable periods.

The increase in equity income was due to purchasing minority interests in net lease transactions, with the remaining interests owned by affiliates, between December 2002 and March 2003. The new investments own properties leased to TruServ Corporation, Starmark Camhood LLC, Carrefour France, S.A. and Medica-France. An existing equity investment in a distribution facility in Grand Rapids, Michigan had been leased to The Fleming Companies until the lease was terminated in March 2003 pursuant to Fleming's bankruptcy proceedings. A new lease for the Grand Rapids property was entered into in December 2003 with The Retail Distribution Group, Inc., effective January 1, 2004. The lease has an initial term through August 2009. Income from equity investments in 2002 included a charge on the early extinguishment of debt of $961,000.

In August 2002, CPA(R):12 and three affiliates purchased a subordinated interest in a mortgage securitization. Interest income from holding the investment for the full fiscal year was $1,080,000 as compared with $371,000 in 2002. Interest income from uninvested cash balances decreased by $330,000 due to lower average cash balances in 2003 as compared with 2002.

The decrease in lease revenues was due in part to the reclassification in 2002 of properties leased to ShopRite Supermarkets, Inc. to equity investments; however, the reclassification has no effect on income for the comparable years. The remaining decrease was primarily due to the termination of several short-term tenants at CPA(R):12's multi-tenant property in Newark, Delaware, the termination of the lease with The Scott Companies, Inc. and lower rents from the former Rheometric Scientific, Inc. property in Piscataway, New Jersey. Revenues from the Newark property decreased by $562,000 and the property is substantially vacant. Scott entered into liquidation in the fourth quarter; annual rentals from Scott were $2,223,000. Rents from the former Rheometric property decreased by approximately $110,000 after a lease termination agreement was completed in January 2003. CPA(R):12 received substantial consideration in connection for the termination and the successors to Rheometric leased a portion of the building until January 2004. There are currently several short-term tenants at the property and CPA(R):12 has engaged a nationally recognized real estate brokerage company to remarket the property.

Interest expense increased solely as a result of the $46,335,000 of limited recourse financing obtained in August 2002 in connection with the mortgage securitization. Most of the cash that was received in connection with the financings has been redeployed in new real estate investments.

The increase in property expenses was primarily due to an increase in asset management fees from the increase in CPA(R):12's asset base because of the purchase of interests in the TruServ, Starmark, Carrefour and Medica investments and carrying costs at the Piscataway property which were $761,000.

CPA(R):12 faces several challenges including re-leasing the Newark, Piscataway and former Scott properties. Management is evaluating the potential of selling the Scott property as Management believes the property's best use may be redevelopment for single-family homes. CPA(R):12's lease with International Management Consulting, Inc. was terminated in October 2003 because the lessee was unsuccessful in its attempt to restructure. CPA(R):12 has entered into an agreement to sell the property and has reclassified the results from the property as a discontinued operation. Other than the short-term leases in Piscataway and Newark, no leases expire until 2009. CPA(R):12's lease with Wal-Mart Stores, Inc. for a distribution facility in Greenfield, Indiana which had an initial term through January 2005 has been extended for five years and annual rent increased by $110,000 in consideration for funding improvements of approximately $700,000. Garden Ridge Corporation, the lessee of a retail property in Tulsa, Oklahoma has filed a petition of bankruptcy and is in the process of reorganization. Garden Ridge may terminate its lease as part of its plan of reorganization. Annual rent from Garden Ridge is $940,000.

Because of the long-term nature of CPA(R):12's net leases, inflation and changing prices have not unfavorably affected CPA(R):12's revenues and net income. CPA(R):12's net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases which are designed to increase lease revenues in the future. More than 23 leases have rent increases scheduled in 2003 and 2004. The majority of these rent increases are CPI- based. The CPI has increased within a range of 1.5% and 3% over the past several years. Intervals between rent increases range between one and five years.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

Net income for the year ended December 31, 2002 decreased by $11,298,000 to $16,650,000 as compared with net income of $27,948,000 for the year ended December 31, 2001. The decrease in net income was attributable to a realized gain of $8,864,000 in 2001 on the sale of a property, charges on early extinguishment of debt in 2002 of $2,245,000 and, to a lesser extent, a $1,570,000 effect for the change in the fair value of common stock warrants, which unrealized gain or loss during the year is included in the determination of net income. In 2002, CPA(R):12 recorded an unrealized loss of $447,000 from warrants as compared with an unrealized gain of $1,124,000 in 2001. Excluding the effect of these items, income would have reflected an increase of $1,382,000. The increase in income, as adjusted, was due primarily to increases in income from equity investments, interest and other income and lease revenues, and a decrease in general and administrative expenses. These were partially offset by increases in interest expense and property expense.

Income from equity investments increased primarily as a result of the acquisition of properties in June 2001 leased to Special Devices, Inc. and the re-leasing of the property in Grand Rapids to Fleming in August 2001 that had been vacant. In addition, equity income benefited from rent increases from four leases held by equity investees. Excluding the effect of a $961,000 charge on extinguishment of debt, equity income increased $1,895,000 of which, $298,000 was due to CPA(R):12's share of earnings from the Special Devices properties, $385,000 was contributed by the new lease in Grand Rapids and approximately $447,000 was due to rent increases. A portion of the increase in income from equity investments was due to the reclassification of investments to the equity method in connection with contributing interests into limited partnerships owned with affiliates. In connection with changes in the form of ownership of jointly-held investments, interests in properties net leased to the Del Monte Corporation and ShopRite Supermarkets, Inc. (formerly Big V Holding Corp.) were reclassified to equity investments in the fourth quarter of 2001 and the third quarter of 2002, respectively. Prior to the reclassification, CPA(R):12's results of operations reflect the proportionate share of revenues and expenses. Subsequent to reclassification, CPA(R):12's share of income from Del Monte and ShopRite is recorded as equity income. The reclassification has no effect on the overall contribution to cash flows or net income. For the year ended December 31, 2002, the Del Monte and ShopRite interests contributed $898,000 of equity income.

Lease revenues increased by $131,000, less than 1%. However, lease revenues decreased as the result of the reclassification of the Del Monte and ShopRite investments to the equity method. Lease revenues reflected $631,000 and $2,040,000 from Del Monte and ShopRite in 2002 and 2001, respectively, for the periods prior to the reclassification. As adjusted, lease revenues for the year ended December 31, 2002 increased by $1,540,000, or 4%, primarily as result of the acquisition of properties leased to Orbseal LLC and Jen-Coat, Inc. in the third quarter of 2001 and to a lesser extent, scheduled rent increases on existing leases. These increases were partially offset by a reduction of $794,000 from the BAE Systems, Inc. property, which was sold in May 2001. Funds from the BAE property sale were used to acquire the Orbseal and Jen-Coat properties as well as the equity interest in the Special Devices properties. In 2002, CPA(R):12 negotiated lease modifications with Randall International, Inc. and International Management Consulting, Inc. Both the Randall and IMCI lease amendments provided for short-term deferral of rent and establish a schedule to systematically pay off the deferrals.

Interest expense for the year ended December 31, 2002 increased by $728,000, primarily from new mortgage loans in 2002 and 2001. Interest expense in 2001 included approximately $160,000 of interest from an advance on CPA(R):12's credit facility as well as $715,000 of interest from loans on the Del Monte and ShopRite properties which are now reflected in equity income. Interest expense on previously unencumbered properties included in a mortgage securitization was approximately $852,000 from August 2002, when the new financing was obtained. As a result of obtaining $46,335,000 of new mortgage debt in connection with the securitization, annual interest expense is projected to increase by $2,706,000 and annual debt service will increase by $3,164,000.

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

Financial Condition

The liquidity and financial condition of CPA(R):12 is stable and it has sufficient cash balances and cash flow from its operations (including equity investments) to maintain a prudent level of cash reserves and meet its investment objectives. Since December 31, 2002, CPA(R):12's cash balances have decreased by $26,779,000 to $13,305,000. The decrease was expected as funds were used to participate in several investments with affiliates. CPA(R):12 believes that its liquidity is strong and did not seek a renewal of a $20,000,000 credit facility which expired in 2003.

One of CPA(R):12's primary objectives is to use the cash flow from its net leases (including its equity investments) to fund an increasing rate of dividends to shareholders and meet debt service requirements. Cash flow from operations of $28,979,000, and cash flow from equity investments, which combined totaled $31,223,000, and cash reserves of $709,000, was used to pay dividends of $24,960,000, distributions of $1,443,000 to minority interest partners and mortgage principal installments of $5,529,000. The ability to generate cash flow to meet these uses will depend, in part, on whether the Newark, Piscataway and Scott property in San Leandro, California will provide cash flow in the near future, and if Garden Ridge affirms its lease. If CPA(R):12 is not successful in generating cash flow and cash balances decrease, sustaining the distribution rate to shareholders may be at risk.

CPA(R):12's investing activities included using $23,887,000 to purchase a 15% interest in the Starmark net lease and a 35% interest in the Medica and Carrefour properties. In connection with the purchase of an additional Carrefour property in November 2003, CPA(R):12 and CPA(R):15 sold a portion of their interests to W. P. Carey that reduced CPA(R):12's overall interest in the Carrefour properties from 35% to 27.125%. CPA(R):12 received $1,972,000 for the sale of a portion of the interest in the Carrefour properties as a result of an increase in the appraised value of the properties, and, to a lesser extent, appreciation of the Euro. The independent directors determined that it was prudent to CPA(R):12's diversification to not further increase CPA(R):12's overall exposure to Carrefour. CPA(R):12 also received $3,738,000 from a mortgage refinancing of an equity investee and used $1,275,000 to pay deferred acquisition fees. With the purchase of the Carrefour and Medica interests, CPA(R):12 is now exposed to the effects of foreign currency fluctuations. CPA(R):12 and its affiliates mitigate the risk by obtaining mortgage financing in the local currency so any changes in revenues that result from foreign currency fluctuations are substantially offset by debt service in the same currency.

In addition to the payment of dividends to shareholders, distributions to minority partners and scheduled principal payments on mortgage debt, CPA(R):12's financing activities included purchasing treasury stock for $2,282,000, issuing comon stock for $997,000 and using $5,199,000 to pay off the Telos loan. A $20,000,000 credit agreement which required CPA(R):12 to meet certain financial covenants, including restrictions on indebtedness and meeting or exceeding certain operating and coverage ratios was not renewed as CPA(R):12 had only used it for limited purposes.

In 2002, CPA(R):12 purchased a participation in a mortgage pool consisting of $172,335,000 of newly-issued mortgage debt collateralized by properties and lease assignments on properties owned by CPA(R):12 and three affiliates. CPA(R):12 and the affiliates also purchased subordinated interests of $24,129,000 of which CPA(R):12 owns a 30% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, will be affected by any defaults or nonpayment by lessees. As of December 31, 2003, there have been no defaults. Three Garden Ridge properties are included in the mortgage pool and in the event the leases are terminated, cash flow from this investment might be adversely affected.

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

Off-Balance Sheet and Aggregate Contractual Agreements

A summary of CPA(R):12's obligations under contractual arrangements as of December 31, 2003 is as follows:

(in thousands)                                 Total         2004         2005         2006         2007         2008    Thereafter
                                               -----         ----         ----         ----         ----         ----    ----------
Limited recourse mortgage notes payable      $184,206      $ 5,953      $10,447      $11,539      $24,546      $ 22,553   $109,168
Deferred acquisition fees                       6,658        1,467        1,420        1,223          828           576      1,144
Subordinated disposition fees                   1,376                                                                        1,376
Share of minimum rents payable under
   office cost-sharing agreement                  429          156          156          117           --            --         --
                                             --------      -------      -------      -------      -------      --------   --------
                                             $192,669      $ 7,576      $12,023      $12,879      $25,374      $ 23,129   $111,688
                                             ========      =======      =======      =======      =======      ========   ========

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

Critical Accounting Estimates

CPA(R):12 makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States of America in the preparation of its consolidated financial statements that affect the reported amount of assets, liabilities, revenues and expenses. CPA(R):12 believes its most critical accounting estimates relate to its provision for uncollected amounts from lessees, potential impairment of assets, identification of discontinued operations, classification of real estate assets, determining the fair value of assets and liabilities which are "marked to market" but not actively traded in a public market and determining the interest to be capitalized in connection with real estate under construction. CPA(R):12's significant accounting policies are described in the notes to the financial statements. Certain policies, while significant, may not require the use of estimates.

CPA(R):12 must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CPA(R):12's real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. CPA(R):12 generally recognizes a provision for uncollected rents which typically ranges between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, Management makes subjective judgments based on its knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations. Under net leases, lessees are obligated to pay real estate taxes on behalf of CPA(R):12; however, when a lessee is in bankruptcy, CPA(R):12 may pay the tax obligation in order to preserve its interest in the property. If such a payment relates to a pre-petition period, CPA(R):12 may record such payment as an expense rather than as a receivable when it assumes the chance of reimbursement by the lessee is unlikely. Based on its actual experience in 2003, CPA(R):12 recorded a provision equal to approximately 1.5% of lease revenues.

Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. No interest was capitalized in 2003, 2002 and 2001. CPA(R):12 considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CPA(R):12 allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction. CPA(R):12 does not have a credit facility and determines an interest rate to be applied for capitalizing interest based on an average rate on its outstanding limited recourse mortgage debt.

CPA(R):12 classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CPA(R):12 uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of CPA(R):12's leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as direct financing leases are not depreciated and, therefore, the classification of assets, may have a significant impact on net income even though it has no effect on cash flows.

CPA(R):12 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of a property accounted for under the operating method may not be recoverable, Management must first determine if the property will be held for use or held for sale. Management then performs projections of cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CPA(R):12's investment objective is to hold properties on a long-term basis, holding periods will generally range from five to ten years. In its evaluations, CPA(R):12 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. Because CPA(R):12's properties are leased to single tenants, CPA(R):12 is more likely to incur significant writedowns when circumstances affecting a tenant deteriorate because of the possibility that a property will be vacated in its entirety. The risk of vacancy for single tenant properties is different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

For direct financing leases, CPA(R):12 performs a review of its estimated residual value of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):12's current estimate of residual value of the underlying real estate assets of direct financing leases. If the review indicates a decline in residual values that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. CPA(R):12 may also assess properties for impairment because it expects a lease not to be renewed and the lease is within one year of its expiration, a lessee is experiencing financial difficulty and Management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy organization or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.

When assets are identified by management as held for sale, CPA(R):12 discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in Management's opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized, and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that CPA(R):12 has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

In 2002, CPA(R):12 acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that are owned by CPA(R):12 or three of its affiliates. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value will be adjusted. CPA(R):12 measures derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and records them as an asset or liability, depending on CPA(R):12's right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings.

Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. To determine the value of warrants for common stock which are classified as derivatives, various estimates are included in the options pricing model used to determine the value of a warrant.

In connection with the acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values.

The value attributed to tangible assets will be determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at "market" rates. In applying the model CPA(R):12 assumes that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information isn't available, CPA(R):12 will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

Above-market and below-market lease intangibles will be based on the difference between the market rent and the contractual rents and will be discounted to a present value using an interest rate reflecting CPA(R):12`s assessment of the risk associated with the lease acquired. CPA(R):12 acquires properties subject to net leases and considers the credit of the lessee in negotiating the initial rent.

The total amount of other intangible assets will be allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with each tenant. Characteristics considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired will be measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and
(ii) the property valued as if vacant. Independent appraisals or our estimates will be used to determine these values.

Factors considered include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. Estimated costs to execute leases include commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

Accounting Pronouncements

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures.

FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004.

CPA(R):12 has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs. CPA(R):12's maximum loss exposure is the carrying value of its equity investments.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for CPA(R):12 as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on CPA(R):12's financial statements.

                         REPORT of INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Corporate Property Associates 12 Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 12 Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of W. P. Carey & Co. LLC (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 10, 2004

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                              2003                2002
                                                                              ----                ----
         ASSETS:

Real estate leased to others:
   Accounted for under the operating method:
       Land                                                               $  51,504,515       $  52,710,371
       Buildings                                                            292,724,690         297,713,891
                                                                          -------------       -------------
                                                                            344,229,205         350,424,262
       Less, accumulated depreciation                                        41,176,156          34,815,471
                                                                          -------------       -------------
                                                                            303,053,049         315,608,791
Net investment in direct financing leases                                    19,127,500          24,987,051
Assets held for sale                                                         10,453,403                  --
Equity investments                                                           90,206,460          70,551,264
Cash and cash equivalents                                                    13,305,343          40,084,470
Marketable securities                                                         8,810,482           7,510,030
Other assets, net of allowance for uncollected rents of $1,711,511 and $1,066,396 in 2003 and 2002 and accumulated amortization of
   $1,206,498 and $790,420 in 2003 and 2002                                  17,234,625          13,386,909
                                                                          -------------       -------------
            Total assets                                                  $ 462,190,862       $ 472,128,515
                                                                          =============       =============

          LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                   $ 180,981,200       $ 191,662,114
Limited recourse mortgage notes payable on assets held for sale               3,224,335           3,271,697
Accrued interest                                                              1,035,859           1,098,917
Accounts payable and accrued expenses                                         2,473,641           2,170,744
Due to affiliates                                                             3,062,758           2,843,060
Deferred acquisition fees payable to affiliate                                6,658,067           6,255,973
Dividends payable                                                             6,271,709           6,223,080
Prepaid rental income and security deposits                                   5,131,254           5,059,112
                                                                          -------------       -------------
            Total liabilities                                               208,838,823         218,584,697
                                                                          -------------       -------------

Minority interest                                                             8,021,816           7,937,305
                                                                          -------------       -------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding, 31,284,287 and 30,878,338 shares at
   December 31, 2003 and 2002                                                    31,284              30,878
Additional paid-in capital                                                  282,962,414         278,735,372
Dividends in excess of accumulated earnings                                 (29,949,878)        (26,441,642)
Accumulated other comprehensive income                                        1,594,782             307,999
                                                                          -------------       -------------
                                                                            254,638,602         252,632,607
Less, treasury stock at cost, 975,975 and 747,252 shares at
   December 31, 2003 and 2002                                                (9,308,379)         (7,026,094)
                                                                          -------------       -------------
            Total shareholders' equity                                      245,330,223         245,606,513
                                                                          -------------       -------------
            Total liabilities and shareholders' equity                    $ 462,190,862       $ 472,128,515
                                                                          =============       =============

   The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                        CONSOLIDATED STATEMENTS of INCOME

                                                                           For the year ended December 31,
                                                                          -------------------------------
                                                                     2003               2002               2001
                                                                     ----               ----               ----
Revenues:
   Rental income                                                 $ 40,421,838       $ 39,879,335       $ 38,699,610
   Interest income from direct financing leases                     2,585,832          4,149,082          5,197,590
   Interest and other income                                        4,724,262          1,266,968            804,542
                                                                 ------------       ------------       ------------
                                                                   47,731,932         45,295,385         44,701,742
                                                                 ------------       ------------       ------------

Expenses:
   Interest expense                                                14,873,028         14,042,261         13,314,629
   Depreciation                                                     7,447,713          7,251,220          7,198,707
   General and administrative                                       4,047,682          4,025,716          4,254,153
   Property expense                                                 9,147,193          7,128,517          6,688,170
   Impairment charge on real estate                                 1,000,000                 --                 --
   Charge on early extinguishment of debt                                  --          1,284,509                 --
                                                                 ------------       ------------       ------------
                                                                   36,515,616         33,732,223         31,455,659
                                                                 ------------       ------------       ------------

       Income from continuing operations before minority
          interest, income from equity investments and
          gain (loss)                                              11,216,316         11,563,162         13,246,083

Minority interest in income                                        (1,527,601)        (1,473,948)        (1,393,297)

Income from equity investments, including charge on early
extinguishment of debt of $960,602 in 2002                          9,424,757          5,966,615          5,032,221
                                                                 ------------       ------------       ------------

       Income from continuing operations before gains
          (losses)                                                 19,113,472         16,055,829         16,885,007

Realized gain on foreign currency                                      76,448                 --                 --
Unrealized gain (loss) on foreign currency transactions and
   warrants                                                           619,701           (446,541)         1,123,500
Gain on sale of interest in equity investment                       1,432,858                 --                 --
Gain on settlement of derivatives contract                            237,340                 --                 --
                                                                 ------------       ------------       ------------
       Income from continuing operations before gains on
       sale of real estate                                         21,479,819         15,609,288         18,008,507

 Discontinued operations:
 Income from operations of discontinued properties                     20,766          1,041,130          1,075,515
                                                                 ------------       ------------       ------------

       Income from discontinued operations                             20,766          1,041,130          1,075,515
                                                                 ------------       ------------       ------------
 Gain on sale of real estate                                               --                 --          8,863,709
                                                                 ------------       ------------       ------------
       Net income                                                $ 21,500,585       $ 16,650,418       $ 27,947,731
                                                                 ============       ============       ============

Basic and diluted income per common share:
   Earnings from continuing operations                           $        .71       $        .52       $        .90
   Earnings from discontinuing operations                                  --                .03                .04
                                                                 ------------       ------------       ------------
       Net Income                                                $        .71       $        .55       $        .94
                                                                 ============       ============       ============

Weighted average shares outstanding-basic and diluted              30,234,073         30,038,268         29,763,716
                                                                 ============       ============       ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                 CONSOLIDATED STATEMENT of SHAREHOLDERS' EQUITY
             For the years ended December 31, 2001, 2002, and 2003

                                                                   Dividends in
                                      Additional                      Excess           Accumulated
                            Common     Paid-in     Comprehensive  of Accumulated     Other Comprehen-    Treasury
                             Stock      Capital        Income         Earnings          sive Income        Stock          Total
Balance at
  January 1, 2001           $29,169  $261,821,096                   $(21,791,937)               --      $(4,965,367)   $235,092,961

1,313,015 shares issued,
 net of costs                 1,313    12,907,341                                                                        12,908,654
Dividends declared                                                   (24,481,101)                                       (24,481,101)

Comprehensive income:
Net income                                          $27,947,731       27,947,731                                         27,947,731
                                                    ===========

Repurchase of 55,503
  shares                                                                                                   (544,573)       (544,573)
                            -------  ------------                   ------------        ----------      -----------    ------------
Balance at
  December 31, 2001          30,482   274,728,437                    (18,325,307)               --       (5,509,940)    250,923,672

396,008 shares issued,
 net of costs                   396     4,006,935                                                                         4,007,331
Dividends declared                                                   (24,766,753)                                       (24,766,753)

Comprehensive income:
Net income                                          $16,650,418       16,650,418                                         16,650,418
  Change in unrealized
   gain on marketable
   securities                                           307,999                            307,999                          307,999
                                                    -----------
                                                    $16,958,417
                                                    ===========
Repurchase of 154,322
  shares                                                                                                 (1,516,154)     (1,516,154)
                            -------  ------------                   ------------        ----------      -----------    ------------
Balance at
  December 31, 2002          30,878   278,735,372                    (26,441,642)          307,999       (7,026,094)    245,606,513

405,949 shares issued,
 net of costs                   406     4,227,042                                                                         4,227,448
Dividends declared                                                   (25,008,821)                                       (25,008,821)

Comprehensive income:
Net income                                          $21,500,585       21,500,585                                         21,500,585
Other comprehensive
 income:
  Change in unrealized
   gain on marketable
   securities                                           824,684                            824,684                          824,684
  Foreign currency
   translation adjustment                               462,099                            462,099                          462,099
                                                    -----------
                                                    $22,787,368
                                                    ===========
Repurchase of 228,723
  shares                                                                                                 (2,282,285)     (2,282,285)
                            -------  ------------                   ------------        ----------      -----------    ------------
Balance at
  December 31, 2003         $31,284  $282,962,414                   $(29,949,878)       $1,594,782      $(9,308,379)   $245,330,223
                            =======  ============                   ============        ==========      ===========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                                       For the year ended December 31,
                                                                                  2003               2002               2001
                                                                                  ----               ----               ----
Cash flows from operating activities:
    Net income                                                                $ 21,500,585       $ 16,650,418       $ 27,947,731
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Income from discontinued operations                                         (20,766)        (1,041,130)        (1,075,515)
       Depreciation and amortization                                             7,976,954          7,504,485          7,407,706
       Straight-line rent adjustments                                           (1,055,294)        (1,402,501)        (1,131,902)
       Minority interest in income                                               1,527,601          1,473,948          1,393,297
       Impairment charge on real estate                                          1,000,000                 --                 --
       Lease termination proceeds assigned to lender                            (2,540,000)                --                 --
       Reversal of unrealized gain on warrants on conversion to shares             237,340
       Gain on settlement of derivatives contract                                 (237,340)                --                 --
       Gain on sale of interest in equity investment                            (1,432,858)                --                 --
       Income from equity investments before charge on extinguishment
          of debt in excess of distributions received                           (1,022,725)          (628,807)          (814,795)
       Charge on extinguishment of debt                                                 --          2,245,111                 --
       Gain on foreign currency transactions                                       (76,448)                --                 --
       Fees paid by issuance of stock                                            3,230,358          2,849,209          2,755,791
       Gain on sales of real estate and securities                                      --                 --         (8,863,709)
       Noncash settlement income                                                  (368,000)          (371,294)                --
       Unrealized (gain) loss on foreign currency transactions and
          warrants                                                                (619,701)           446,541         (1,123,500)
       Prepayment premium on extinguishment of debt                                     --         (1,225,092)                --
       Change in operating assets and liabilities, net                             544,633            794,995         (1,233,694)
                                                                              ------------       ------------       ------------
          Net cash provided by continuing operations                            28,644,339         27,295,883         25,261,410
          Net cash provided by discontinued operations                             334,453          1,279,146          1,309,284
                                                                              ------------       ------------       ------------
          Net cash provided by operating activities                             28,978,792         28,575,029         26,570,694
                                                                              ------------       ------------       ------------

Cash flows from investing activities:
   Distributions received in excess of equity income                             2,244,029          1,424,304          2,522,721
   Distribution of mortgage financing proceeds received from equity
       investments                                                               3,738,075          1,766,449         13,145,242
   Proceeds from sales of real estate and securities                             1,971,594          2,836,800                 --
   Payment of deferred acquisition fees                                         (1,274,925)        (1,375,711)        (1,214,073)
   Purchases of real estate and equity investments and other capitalized
       costs                                                                   (23,887,461)       (13,830,912)        (5,420,821)
   Purchase of securities                                                               --        (10,075,422)                --
                                                                              ------------       ------------       ------------
          Net cash (used in) provided by investing activities                  (17,208,688)       (19,254,492)         9,033,069
                                                                              ------------       ------------       ------------

Cash flows from financing activities:
   Dividends paid                                                              (24,960,192)       (24,692,005)       (24,204,541)
   Payments of mortgage principal                                               (5,528,874)        (4,981,330)        (4,415,958)
   Prepayment of mortgages payable                                              (5,199,402)        (8,908,195)        (8,786,509)
   Payment of note payable                                                              --                 --         (4,300,000)
   Advances on line of credit                                                           --         10,000,000                 --
   Repayments of advanced on credit facility                                            --        (10,000,000)                --
   Proceeds from issuance of mortgages (a)                                              --         44,776,210         23,510,836
   Payment of financing costs and mortgage deposits                               (132,478)          (775,966)          (983,436)
   Costs of raising capital                                                             --                 --           (276,030)
   Proceeds from issuance of shares, net of costs                                  997,090          1,158,122         10,428,893
   Capital distributions to minority partner                                            --                 --        (15,003,000)
   Distributions to minority partners                                           (1,443,090)        (1,444,080)        (1,555,435)
   Purchase of treasury stock                                                   (2,282,285)        (1,516,154)          (544,573)
                                                                              ------------       ------------       ------------
          Net cash (used in) provided by financing activities                  (38,549,231)         3,616,602        (26,129,753)
                                                                              ------------       ------------       ------------
          Net (decrease) increase in cash and cash equivalents                 (26,779,127)        12,937,139          9,474,010

Cash and cash equivalents, beginning of year                                    40,084,470         27,147,331         17,673,321
                                                                              ------------       ------------       ------------
   Cash and cash equivalents, end of year                                     $ 13,305,343       $ 40,084,470       $ 27,147,331
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

a. Net of $1,559,055 held back from proceeds of mortgages by a mortgage lender to fund certain escrow accounts in 2002.

   Included in the cost basis of real estate investments acquired in 2003, 2002, and 2001 are deferred acquisition fees payable of $1,677,019, $413,096 and $942,283, respectively.

In connection with contributing tenancy-in-common interests to jointly-owned entities in 2002 and 2001, assets and liabilities were reclassified as an equity investment as follows:

                                                 2002             2001
                                                 ----             ----
      Real estate assets                     $ 8,814,224       $9,232,911
      Mortgage note payable                   (3,029,875)              --
      Other assets and liabilities, net          340,014               --
                                             -----------       ----------
           Equity investment                 $ 6,124,363       $9,232,911
                                             ===========       ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

      Basis of Consolidation:

            The consolidated financial statements include the accounts of Corporate Property Associates 12 Incorporated, its wholly-owned subsidiaries and a controlling interest in a majority-owned limited liability company (collectively, the "Company"). The Company is not a primary beneficiary of any variable interest entity ("VIE"). All material inter-entity transactions have been eliminated.

      Use of Estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the recoverability of real estate assets and investments, classification of real estate leased to others, identification of any intangible assets in connection with asset acquisitions and allowance for uncollected amounts. Actual results could differ from those estimates.

      Real Estate Leased to Others:

            Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. For the year ended December 31 2003, lessees were responsible for the direct payment of real estate taxes of approximately $5,016,000. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations which increase the useful life of the properties are capitalized.

            The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically.

            The leases are accounted for under either the direct financing or operating methods. Such methods are described below.

                  Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

                  Operating method - Real estate is recorded at cost less accumulated depreciation, minimum rental revenue is recognized on a straight-line basis over the term of the leases, and expenses (including depreciation) are charged to operations as incurred.

            When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. Residual values of the net investment in direct financing leases are reviewed at least annually. If a decline in the estimated residual value is other than temporary, the accounting for the direct financing lease will be revised using the changed estimate. The resulting reduction in the net investment in the direct financing lease is recognized as a loss in the period in which the estimate is changed.

            In connection with the Company's acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

            Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

            The total amount of other intangible assets are allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired will be measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or management's estimates are used to determine these values.

            Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Company also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property are also considered.

            The value of in-place leases will be amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

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

      Equity Investments:

            The Company's interests in entities in which the entity is not considered to be a VIE or the Company is not deemed to be the primary beneficiary, and the Company's ownership is 50% or less and has the ability to exercise significant influence and jointly-controlled tenancy-in-common interests are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

      Assets Held For Sale:

            Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
            sale of properties classified as held for sale by the Company after December 31, 2001, are included in discontinued operations.

            If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

            The Company recognizes gains and losses on the sale of properties when among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.

      Foreign Currency Translation:

            The Company owns equity investments which invest in real estate in France. The functional currency for the investment is the Euro. The translation from the Euro to U.S. dollars is performed by the equity investee for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders' equity. The cumulative translation adjustment as of December 31, 2003 has a gain of $462,099. The Company had no foreign investments prior to 2003.

            Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date) whichever is later, realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder's equity. The contributions to the equity investments were funded in part through subordinated debt.

            Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and, for the year ended December 31, 2003, the Company recognized unrealized gains of $822,108 from such transactions. In 2003, the Company recognized realized gains of $76,448 on foreign currency transactions, in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.

      Cash and Cash Equivalents:

            The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. At December 31, 2003 and 2002, the Company's cash and cash equivalents were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

      Marketable Securities:

            Marketable securities which consist of an interest in collateralized mortgage obligations (see Note 4) and common stock in publicly-traded companies, are classified as available for sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income (loss) until realized. Such marketable securities had a cost basis of $7,677,799 and $7,202,031 and reflected a fair value of $8,810,482 and $7,510,030 at December 31, 2003 and 2002, respectively.

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

      Derivative Instruments:

            Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" became effective in 2001 and established accounting and reporting standards for derivative instruments. Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS No. 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. Changes in fair value for the years ended as of December 31, 2003, 2002 and 2001, were unrealized losses of $202,407 and $446,541, respectively and in 2001, an unrealized gain of $1,123,500. As of December 31, 2003, warrants issued to the Company by Vermont Teddy Bear Co., Inc., Sentry Technology Corporation ("Sentry") and Randall International, Inc. are classified as derivative instruments. In January 2003, the Company exercised all of its warrants in Rheometric Scientific, Inc. ("Rheometric") which subsequently became Proterion Corporation ("Proterion"). The Company also holds certain stock warrants which are not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

      Federal Income Taxes:

            The Company is qualified as a real estate investment trust ("REIT") as of December 31, 2003 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions. The Company and subsidiaries are subject to state and local and foreign taxes, which aggregate $102,033 in 2003 and $162,855 in 2002, and are included in general and administrative expenses.

      Operating Segments:

            Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segments of an enterprise. Based on the standards' definition, the Company has reported its real estate operations both domestically and internationally (See Note 10).

      Reclassification:

            Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

      Accounting Pronouncements:

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

            On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures.

            FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

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

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

            This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

2.    Transactions with Related Parties:

      In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1/% of Average Invested Assets as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative non-compounded dividend return of 7%. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $3,378,780, 2,847,951, and $2,782,154 in 2003, 2002, and 2001 respectively, with performance fees in like amount. The Company incurred personnel reimbursements of $1,378,810, $1,323,152, and $1,289,852, in 2003, 2002, and 2001, respectively.

      Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. A portion of such fees are deferred and payable in equal installments over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 7% from the date of acquisition of a property until paid. For transaction and refinancings that were completed in 2003, 2002, and 2001, current fees were $807,467, $770,458, and $1,068,478, respectively, and deferred fees were $645,974, $413,097 and $806,283, respectively. On March 12, 2003, the Company purchased from Corporate Property Associates 15 Incorporated ("CPA(R):15"), an affiliate, a 35% interest in a company that leases thirteen properties to two lessees. In connection with the purchase, the Company assumed an obligation of the deferred acquisition fee payable to the Advisor which was $1,031,046. The Company's cash portion of the purchase price included reimbursement to CPA(R):15 for 35% of the initial current acquisition fee which was $1,288,807 (see Note 5).

      The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceeds the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. Only if the Independent Directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the costs of significant litigation that are not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the Advisor and Independent Directors, is made at the sole discretion of the Independent Directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the Advisor to reimburse the Company.

      The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. The Advisor's interest in such disposition fees amounts to $1,375,681 as of December 31, 2003. Payment of such amount, however, cannot be made until the subordination provisions are met. The Company has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the accompanying consolidated financial statements.

      The Company owns interests in entities which range from 15% to 50% and a jointly-controlled 50% tenancy-in-common interest in a property subject to a net lease with remaining interests held by affiliates.

      The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 2003, 2002, and 2001 were $223,996, $232,498, and $232,481, respectively. The Company's current share of future minimum lease payments is $429,000 through 2006.

 3. Real Estate Leased to Others Accounted for Under the Operating Method:

      Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases are approximately as follows:

                  Year Ending December 31,
                  ------------------------
                  2004                                   $ 34,775,000
                  2005                                     35,335,000
                  2006                                     35,504,000
                  2007                                     35,561,000
                  2008                                     35,973,000
                  Thereafter through 2021                 250,951,000
                                                         ------------
                    Total                                $428,099,000

      Contingent rents (including percentage rents and CPI-based increases) were approximately $2,078,000, $2,396,000, and $1,938,000 in 2003, 2002, and
      2001 respectively.

 4. Net Investment in Direct Financing Leases:

      Net investment in direct financing leases is summarized as follows:

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                                  December 31,
                                                  ------------
                                              2003             2002
                                              ----             ----
         Minimum lease payments
           receivable                     $27,114,350      $35,954,860
         Unguaranteed residual value       19,127,500       24,987,051
                                          -----------      -----------
                                           46,241,850       60,941,911
         Less: unearned income             27,114,350       35,954,860
                                          -----------      -----------
                                          $19,127,500      $24,987,051
                                          ===========      ===========

      Scheduled future minimum rents, exclusive of renewals, under non-cancelable direct financing leases are approximately as follows:

             Year Ending December 31,
             ------------------------
             2004                                    $ 2,263,000
             2005                                      2,263,000
             2006                                      2,263,000
             2007                                      2,263,000
             2008                                      2,263,000
             Thereafter through 2016                  15,799,000
                                                     -----------
               Total                                 $27,114,000

      Contingent rents (including CPI-based increases) were approximately, $322,000, $384,000, and $274,000 in 2003, 2002 and 2001, respectively.

5. Equity Investments:

      The Company owns interests in properties leased to corporations through non-controlling interests. The ownership interests range from 15% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy, Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company, Inc., The Retail Distribution Group, Inc., Del Monte Corporation, Special Devices, Inc., ShopRite Supermarkets, Inc., TruServ Corporation, Starmark Camhood LLC ("Starmark"), Medica-France, S.A. ("Medica") and affiliates of Carrefour France, S.A. ("Carrefour"). The equity investments in Starmark, Medica and Carrefour were acquired during the quarter ended March 31, 2003.

      Distributions and allocations of income or loss from the equity investees are based on ownership percentages and no fees are paid by the Company or the partnerships to any of the general partners of the limited partnerships.

      Summarized combined financial information of the Company's equity investees is as follows:

      (In thousands)                                             December 31,
                                                                 ------------
                                                              2003          2002
                                                              ----          ----
      Assets (primarily real estate)                        $914,682      $505,304
      Liabilities (primarily limited recourse mortgage
         notes payable)                                      635,153       284,254
      Capital                                                279,529       221,050

                                                             Year Ended December 31,
                                                             -----------------------
                                                          2003         2002         2001
                                                          ----         ----         ----
      Revenues (primarily rental revenues)               $86,273      $39,758      $33,031
      Expenses (primarily interest on mortgages and
         depreciation)                                   (55,177)     (25,525)     (20,627)
                                                         -------      -------      -------
           Net income                                    $31,096      $14,233      $12,404
                                                         =======      =======      =======

A. In February 2002, the Best Buy partnership paid off a mortgage loan of $25,743,178 and incurred a charge on the early extinguishment of debt of $2,086,384, of which the Company's share was $771,962. The retired loan provided

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED for monthly payments of interest and principal of $291,290 at an annual interest rate of 9.01%. The general partnership obtained a new limited recourse loan of $28,500,000 which provides for monthly payments of interest and principal of $210,427 at an annual interest rate of 7.49% based on a 25-year amortization schedule. The loan matures in May 2012 at which time a balloon payment is scheduled.

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

      On November 27, 2003, the limited liability company purchased an additional Carrefour property in Nimes, France for Euro 17,277,481 ($20,634,503 as of the date of acquisition) and obtained additional recourse mortgage financing of Euro 14,025,000 ($16,750,058) which was added to the existing mortgage balance on the Carrefour properties. The lease for the Nimes property provides for annual rent of Euro 1,608,750 ($1,921,330) and has a term through November 2012 with annual rent increases based on the INSEE.

      In connection with the purchase of the Nimes property, W. P. Carey & Co. LLC ("W. P. Carey"), the parent company of the Advisor, purchased a 22.5% interest in the Carrefour properties at which time the Company's interest in the Carrefour properties was reduced from 35% to 27.125%. W. P. Carey's purchase price was based on an independent appraisal of the properties. In connection with the sale of the interest, the Company recognized a gain of $1,432,858 including a $1,069,581 increase in the proportionate fair value of the real estate sold and $363,277 which resulted from an increase in value attributable to changes in foreign currency rates with the Euro and changes in the carrying cost of the property.

      On February 7, 2003, the Company and two affiliates, Corporate Property Associates 14 Incorporated ("CPA(R):14") and CPA(R):15, through a newly-formed limited liability company with ownership interests of 15%, 41% and 44%, respectively, purchased land and 15 health club facilities for $178,010,471 and entered into a master net lease with Starmark. The lease obligations of Starmark are jointly unconditionally guaranteed by seven of its affiliates.

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

6. Mortgage Financing Through Loan Securitization:

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

      In 2002, the Company and three affiliates, W.P. Carey & Co. LLC, Carey Institutional Properties Incorporated ("CIP(R)")and Corporate Property Associates 14 Incorporated ("CPA(R):14") obtained an aggregate of approximately $172,335,000 of limited recourse mortgage financing collateralized by 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose sole assets consist solely of the loans, and sold interests in the trust as collateralized mortgage obligations in a private placement to institutional investors (the "Offered Interests"). The Company and the three affiliates acquired a separate class of subordinated interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by the Company was proportional to the mortgage amounts obtained.

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

      The initial Offered Interests consisted of $148,206,000 of the mortgage loan balances, with different tranches of principal entitled to distributions at annual interest rates as follows: $119,772,000 - 5.97%, $9,478,000 - 6.58%, $9,478,000 - 7.18% and $9,478,000 - 8.43%. The assumed final distribution dates for the four classes of Offered Interests range from December 2011 through March 2012.

      The CPA(R) Interests were purchased for $24,128,739 of which the Company's share was $7,238,622, or 30%, and are comprised of two components, a component that will receive payments of principal and interest and a component that will receive payments of interest only. The CPA(R) Interests are subordinated to the Offered Interests and will be payable only when and if all distributions to the Offered Interests are current. The assumed final distribution date for the CPA(R) Interests is June 30, 2012. The distributions to be paid to the CPA(R) Interests do not have a stated rate of interest and will be affected by any shortfall in rents received from lessees or defaults at the mortgaged properties. As of the purchase date, the Company's cost basis attributable to the principal and interest and interest only components was $4,334,840 and $2,903,782, respectively. Over the term of its ownership interest in the CPA(R) Interests, the value of the interest only component will fully amortize to $0 and the principal and interest component will amortize to its anticipated face value of its share in the underlying mortgages (which currently is $7,238,622). For financial reporting purposes, the effect of such amortization is reflected in interest income. Interest income, including all related amortization, is recognized using an effective interest method.

      The Company is accounting for its interest in the CPA(R) Interests as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. The fair value of the Company's CPA(R) Interests was $8,150,462 and $7,510,030, reflecting a cumulative unrealized gain of $1,078,004 and $307,999 and accumulated amortization of $166,164 and $36,591 at December 31, 2003 and 2002, respectively. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

      The key variable in determining fair value of the CPA(R) Interests is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the CPA(R) Interests based on adverse changes in the market interest rates of 1% and 2% is as follows:

                                                             Actual          1% Adverse Change    2% Adverse Change
                                                             ------          -----------------    -----------------
        Estimated fair value of CPA(R)Interests             $8,150,462           $7,753,464           $7,382,998

      The above sensitivity is hypothetical and changes in fair value based on a 1% or 2% variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

      In 2002, the Company obtained new mortgage financing of $46,335,000 of which $8,908,000 was used to pay off existing loans. In connection with paying off the loans, the Company incurred prepayment charges of $1,225,092. After paying off the loans, incurring costs in connection with obtaining the new mortgages and purchasing its interests in the trust for $8,582,022, the Company retained cash of approximately $26,400,000, which includes a capital distribution from an equity investee that refinanced its loan in connection with the transaction. The loans which were paid off bore interest at annual rates ranging from 8.19% to 8.92%.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

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

7. Mortgage Notes Payable and Line of Credit:

      Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of approximately $300,057,000. As of December 31, 2003, mortgage notes payable had fixed interest rates ranging from 6.5% to 8.75% per annum.

      Scheduled principal payments during each of the five years following December 31, 2003 are as follows:

               Year Ending December 31,                    Total Debt
               ------------------------                    ----------
                    2004                                  $  5,953,164
                    2005                                    10,446,616
                    2006                                    11,539,386
                    2007                                    24,545,713
                    2008                                    22,552,860
                    Thereafter through 2021                109,167,796
                                                          ------------
                       Total                              $184,205,535
                                                          ============

      The Company's credit facility matured in October 2003.

      Interest paid, was $14,536,417, $13,661,932, and $13,085,646 in 2003,
      2002, and 2001 respectively. There was no capitalized interest in 2003, 2002 and 2001.

8. Dividends:

      Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2003, dividends paid per share reported for tax purposes were as follows:

                               2003          2002          2001
                               ----          ----          ----
      Ordinary income        $    .72      $    .43      $    .44
      Return of capital           .11           .39           .38
                             --------      --------      --------
                             $    .83      $    .82      $    .82
                             ========      ========      ========

      A dividend of $.2067 per share for the quarter ended December 31, 2003 ($6,271,709) was declared in December 2003 and paid in January 2004.

9. Lease Revenues:

      The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of 2003, 2002, and 2001 lease revenues are as follows:

                                                                2003               2002               2001
                                                                ----               ----               ----
      Per Statements of Income:
          Rental income from operating leases               $ 40,421,838       $ 39,879,335       $ 38,699,610
          Interest income from direct financing leases         2,585,832          4,149,082          5,197,590
      Adjustments:
          Share of leasing revenues applicable to
            minority interest                                 (3,096,751)        (3,099,216)        (3,071,528)
          Share of leasing revenues from equity
            investments                                       25,886,413         16,360,259         13,206,572
                                                            ------------       ------------       ------------
                                                            $ 65,797,332       $ 57,289,460       $ 54,032,244
                                                            ============       ============       ============

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

      In 2003, 2002, and 2001 the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                                  2003         %            2002            %            2001            %
                                                  ----         -            ----            -            ----            -
Applied Materials, Inc. (a)                   $ 6,285,154      10%      $ 6,290,326         11%      $ 6,238,516         12%
Advanced Micro Devices, Inc. (b)                3,258,938       5         3,258,938          6         3,048,500          6
Carrefour France, S.A. (b)                      3,216,117       5                --         --                --         --
Galyan's Trading Company, Inc.                  2,733,154       4         2,733,154          5         2,733,154          5
Starmark Camhood, L.L.C. (b)                    2,456,045       4                --         --                --         --
Perry Graphic Communications, Inc. and
   Judd's Incorporated                          2,191,567       3         2,191,567          4         2,191,567          4
TruServ Corporation (b)                         2,166,685       3             4,884         --                --         --
Spectrian Corporation                           2,151,000       3         2,040,246          4         2,015,521          4
Special Devices, Inc. (b)                       1,995,156       3         1,962,000          3         1,118,967          2
Westell Technologies, Inc.                      1,983,707       3         1,936,022          3         1,916,386          4
Scott Companies, Inc.                           1,868,772       3         2,062,281          4         2,062,281          4
Career Education Corporation                    1,737,397       3         1,736,808          3         1,736,808          3
Best Buy Co., Inc. (b)                          1,736,427       3         1,749,731          3         1,760,787          3
Telos Corporation                               1,665,539       2         1,634,969          3         1,543,258          3
Q Clubs, Inc.                                   1,556,869       2         1,541,135          3         1,470,319          3
PPD Development, Inc.                           1,504,190       2         1,504,190          3         1,401,088          3
Del Monte Corporation (c)                       1,477,714       2         1,381,982          2         1,286,250          2
Sicor, Inc. (b)                                 1,472,736       2         1,472,736          3         1,472,736          3
The Upper Deck Company (b)                      1,452,220       2         1,452,220          3         1,419,134          3
Silgan Containers Corporation                   1,421,353       2         1,348,177          2         1,275,000          2
The Bon-Ton Stores, Inc.                        1,411,708       2         1,348,120          2         1,348,120          2
McLane Company, Inc. (b)                        1,408,722       2         1,393,046          2         1,383,372          3
Compucom Systems, Inc. (b)                      1,408,043       2         1,382,199          2         1,304,667          2
Childtime Childcare, Inc.                       1,272,818       2         1,190,074          2         1,190,074          2
Medica-France, SA (b)                           1,252,285       2                --         --                --         --
Textron, Inc. (b)                               1,239,739       2         1,222,678          2         1,137,375          2
Jen-Coat, Inc.                                  1,210,000       2         1,210,000          2           457,111          1
ShopRite Supermarkets Inc. (formerly Big
   V Holding Corporation.) (d)                  1,093,122       2         1,083,738          2         1,075,406          2
Other                                          11,170,155      18        12,158,239         21        11,445,847         20
                                              -----------    ----       -----------       ----       -----------       ----
                                              $65,797,332     100%      $57,289,460        100%      $54,032,244        100%
                                              ===========    ====       ===========       ====       ===========       ====

(a) Net of amounts applicable to minority interests owned by Corporate Property Associates 14 Incorporated.

(b) Represents the Company's proportionate share of lease revenues from its equity investment.

(c) Includes the Company's proportionate share of lease revenues from its equity investment for the period subsequent to September 30, 2001.

(d) Includes the Company's proportionate share of lease revenues from its equity investment for the period subsequent to July 31, 2002.

10. Segment Information:

      The Company has determined that it operates in one business segment, real estate operations with domestic and foreign investments. The Company had no foreign real estate investment until March 2003.

      For 2003, geographic information for the real estate operations segment is as follows:

                                             Domestic          Foreign      Total Company
      Revenues                            $ 47,731,932               --      $ 47,731,932
      Expenses                              36,515,616               --        36,515,616
      Income from equity investments         9,085,145      $   339,612         9,424,757
      Net operating income(1)               18,773,860          339,612        19,113,472
      Total assets                         448,333,483       13,857,379       462,190,862
      Total long-lived assets              398,529,630       13,857,379       412,387,009

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

      (1) Net operating income excludes gains and losses and discontinued operations.

11. Impairment Charges:

      2003

      The Company owns a property in Newark, Delaware which, for the past several years has been operated as a multi-tenant facility. During 2003, the occupancy rate of the property declined substantially. In connection with this change in circumstances, the property has been written down to its estimated fair value and an impairment charge of $1,000,000 was recognized.

12. Gain on Sale of Real Estate and Derivatives Contract:

      2003

      In October 2002, the Company and Rheometric entered into an agreement that would allow Rheometric to terminate its lease for its facility in Piscataway, New Jersey upon completion of an asset sale of one of its lines of business. In January 2003, the Rheometric sale was completed, at which time the lease termination agreement became effective and Rheometric changed its name to Proterion. In connection with the settlement, the Company recognized $3,042,227 which is included in interest and other income in the accompanying consolidated financial statements for the year ended December 31, 2003. The settlement included a grant of 650,000 shares of common stock.

      In connection with structuring the initial purchase transaction with Rheometric, the Company was granted warrants for 466,140 shares of Rheometric common stock at an exercise price of $2.00. Under the lease termination agreement, the exercise price of the warrants was reduced to $0.01. On January 16, 2003, the warrants were converted on a cashless basis to 456,424 shares of common stock of Proterion. Because the Company had the ability to convert the warrants to shares on a cashless basis, the warrants had been classified as a derivative instrument. Upon conversion to shares, a cumulative unrealized gain in the fair value of the warrants of $237,340 was reversed and a realized gain of $237,340, representing the gain on the settlement of a derivatives contract was recognized. The Company's 1,106,424 shares of Proterion are classified as an available-for-sale marketable security and are measured at fair value with all gains and losses in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of December 31, 2003, the fair value of the Proterion shares held by the Company was $520,019 based on a quoted value per share of $0.47.

      2001

      On May 1, 2001, the Company sold its property in San Diego, California leased to BAE Systems, Inc. ("BAE") for $30,497,865, and recognized a gain of $8,863,709. The BAE sale was structured as a noncash exchange for tax purposes so that the proceeds from sale were placed in an escrow account and used in connection with additional real estate acquisitions in 2001.

13. Discontinued Operations:

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain or loss on sales of real estate for properties sold or held for sale are to be reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002). Properties held for sale as of December 31, 2001 are not included in discontinued operations.

      In July 2003, the Company and Sentry Technology Corporation ("Sentry") entered into a termination agreement. Sentry agreed not to contest an eviction from the Company's property in Hauppauge, New York, in consideration for forgiveness of rent arrearages of $486,000. Under the agreement, Sentry vacated the property in September 2003, and assigned the Company the right to collect rent directly from Sentry's sub-tenants. In addition, Sentry issued 1,000,000 shares of its common stock to the Company which had a quoted per share value of $0.03 as of the date of issuance and a $250,000 promissory note which Sentry is scheduled to repay over a three-year period. As of December 31, 2003, the fair value of Sentry shares held by the Company was $140,000. In connection with the settlement, the Company recognized other income of $30,000, an amount equal to the value of the shares received. Because of Sentry's inability

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED to meet lease obligations, the promissory note has been fully reserved for and settlement income from the note will be recognized as received.

      In September 2003, the Company entered into an agreement to sell the Hauppauge property for $6,300,000, less selling costs, subject to the buyer's due diligence review which is currently being performed. Accordingly, the property is classified as held for sale with a carrying value of $4,361,035 as of December 31, 2003.

      The Company owns a property in Ashburn , Virginia, which was leased to International Management Consulting , Inc. ("IMCI"). Following IMCI's bankruptcy, the lease was rejected in October 2003. The Company has entered into an agreement, subject to certain conditions, to sell the Ashburn property for $7,500,000. The property is classified as held for sale with a carrying value of $6,092,368 as of December 31, 2003.

      The results of operations for the Hauppauge and Ashburn properties are included in discontinued operations and reflect income of $20,766, $1,041,130 and $1,075,515 for the years ended December 31, 2003, 2002 and
      2001, respectively. A summary of Discontinued Operations for the years ended December 31, 2003, 2002 and 2001 is as follows.

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                          2003              2002              2001
                                                          ----              ----              ----
      Revenues (primarily rental revenues and
         miscellaneous income)                        $ 1,307,370       $ 1,384,189       $ 1,349,030
      Expenses (primarily interest on mortgages,
         depreciation and property expenses)           (1,286,604)         (343,059)         (273,515)
                                                      -----------       -----------       -----------
          Income from discontinued operations         $    20,766       $ 1,041,130       $ 1,075,515
                                                      ===========       ===========       ===========

      As a result of classifying properties as held for sale, no depreciation has been incurred from the date of reclassification. The effect of suspending depreciation expenses was $20,759 in 2003. There was no effect in 2002 and 2001.

14. Disclosures About Fair Value of Financial Instruments:

      The Company estimates that the fair value of mortgage notes payable was approximately $186,724,000 and $201,892,000 at December 31, 2003 and 2002,
      respectively. The fair value of the mortgage notes payable was evaluated using a discounted cash flow model with a rate that takes into account the credit of the tenant and interest rate risk.

15. Selected Quarterly Financial Data (unaudited):

                                                                              Three Months Ended
                                                                              ------------------
                                                March 31, 2003         June 30, 2003    September 30, 2003     December 31, 2003
                                                --------------         -------------    ------------------     -----------------
Revenues                                          $ 14,053,477          $ 11,280,927          $ 12,178,335          $ 10,219,193
Expenses                                             8,739,172             8,850,876            10,192,899             8,732,669
Income from continuing operations                    7,397,598             4,569,879             4,248,254             5,264,088
Income from continuing operations per
    share - basic and diluted                              .25                   .15                   .13                   .18
Net income                                           7,483,488             4,744,395             3,851,592             5,421,110
Net income per share - basic and diluted                   .25                   .15                   .13                   .18
Dividends declared per share                             .2065                 .2067                 .2067                 .2067

                                                                            Three Months Ended
                                                                            ------------------
                                                March 31, 2002         June 30, 2002    September 30, 2002     December 31, 2002
                                                --------------         -------------    ------------------     -----------------
Revenues                                          $ 11,128,773          $ 11,177,800          $ 11,407,927          $ 11,580,885
Expenses                                             7,621,735             7,943,873             9,581,575             8,585,040
Income from continuing operations                    3,916,276             4,110,428             3,170,079             4,412,505
Income from continuing operations per
    share - basic and diluted                              .13                   .14                   .10                   .15
Net income                                           4,196,853             4,382,728             3,426,214             4,644,623
Net income per share - basic and diluted                   .14                   .15                   .11                   .15
Dividends declared per share                             .2057                 .2059                 .2061                 .2063

MARKET FOR THE PARTNERSHIP'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the Shares of the Company.

      As of December 31, 2003 there were 13,550 holders of record of the Shares of the Company.

      In accordance with the Prospectus of the Company, dividends will be paid quarterly regardless of the frequency with which such dividends are declared. The Company is required to distribute annually at least 90% of its Distributable REIT Taxable Income to maintain its status as a REIT. The following shows the frequency and amount of dividends paid for the past three years.

                                          Cash Dividends Paid Per Share
                                          -----------------------------
                                           2003        2002        2001
                                           ----        ----        ----
        First quarter                     $.2063      $.2055      $.2047
        Second quarter                     .2065       .2057       .2049
        Third quarter                      .2067       .2059       .2051
        Fourth quarter                     .2067       .2061       .2053
                                          ------      ------      ------
                                          $.8262      $.8232      $.8200
                                          ======      ======      ======

REPORT ON FORM 10-K

      The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission ("SEC"). The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.