Form 10-Q
period 2004-03-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2004-05-10
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                            -------------------------


                                    FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

     CPA(R):12 has no active market for common stock at May 6, 2004.

     CPA(R):12 has 30,306,231 shares of common stock, $.001 par value outstanding at May 6, 2004.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                      INDEX

                                                                                          Page No.
                                                                                          --------
PART I

Item 1.  -   Financial Information*

             Condensed Consolidated Balance Sheets as of March 31, 2004
             and December 31, 2003                                                            2

             Condensed Consolidated Statements of Income for the three
             months ended March 31, 2004 and 2003                                             3

             Condensed Consolidated Statements of Comprehensive Income for the three
             months ended March 31, 2004 and 2003                                             3

             Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 2004 and 2003                                                    4

             Notes to Condensed Consolidated Financial Statements                           5-9

Item 2.  -   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          10-12

Item 3.  -   Quantitative and Qualitative Disclosure About Market Risk                       13

Item 4.  -   Controls and Procedures                                                         13

PART II  -   Other Information

Item 2.  -   Changes in Securities, Use of Proceeds and Issuer Purchases of
             Equity Securities                                                               14

Item 4.  -   Submission of Matters to a Vote of Security Holders                             14

Item 6.  -   Exhibits and Reports on Form 8-K                                                14

Signatures                                                                                   15


-----------------

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31, 2004           December 31, 2003
                                                                                 --------------           -----------------
                                                                                  (Unaudited)                   (Note)
      ASSETS:
Land and buildings, net of accumulated depreciation of $43,038,388 at
   March 31, 2004 and $41,176,156 at December 31, 2003                             $301,190,817               $303,053,049
Net investment in direct financing leases                                            19,127,500                 19,127,500
Equity investments                                                                   90,094,932                 90,206,460
Assets held for sale                                                                  4,361,035                 10,453,403
Cash and cash equivalents                                                            17,729,445                 13,305,343
Marketable securities                                                                 8,640,710                  8,810,482
Other assets                                                                         16,223,273                 17,234,625
                                                                                   ------------               ------------
            Total assets                                                           $457,367,712               $462,190,862
                                                                                   ============               ============

      LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:
Liabilities:
Mortgage notes payable                                                             $179,539,666               $180,981,200
Mortgage note payable on asset held for sale                                          3,211,931                  3,224,335
Accrued interest                                                                      1,014,653                  1,035,859
Accounts payable and accrued expenses                                                 2,736,068                  2,473,641
Due to affiliates                                                                     3,000,754                  3,062,758
Deferred acquisition fees payable to affiliate                                        5,190,897                  6,658,067
Dividends payable                                                                     6,287,569                  6,271,709
Prepaid rental income and security deposits                                           4,595,559                  5,131,254
                                                                                   ------------               ------------
            Total liabilities                                                       205,577,097                208,838,823
                                                                                   ------------               ------------
Minority interest                                                                     8,048,547                  8,021,816
                                                                                   ------------               ------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding, 31,404,314 shares at March 31, 2004 and 31,284,287
   shares at December 31, 2003                                                           31,404                     31,284
Additional paid-in capital                                                          284,294,640                282,962,414
Dividends in excess of accumulated earnings                                         (31,929,246)               (29,949,878)
Accumulated other comprehensive income                                                1,147,331                  1,594,782
                                                                                   ------------               ------------
                                                                                    253,544,129                254,638,602
Less, treasury stock at cost, 1,025,000 shares at March 31, 2004 and
   975,975 shares at December 31, 2003                                               (9,802,061)                (9,308,379)
                                                                                   ------------               ------------
            Total shareholders' equity                                              243,742,068                245,330,223
                                                                                   ------------               ------------
            Total liabilities, minority interest and shareholders' equity          $457,367,712               $462,190,862
                                                                                   ============               ============



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.


Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                   2004             2003
                                                                                ------------    ------------
Revenues:
  Rental income                                                                 $  9,818,512    $ 10,284,034
  Interest income from direct financing leases                                       646,458         646,458
  Other operating income                                                              59,078       2,771,040
                                                                                ------------    ------------
                                                                                  10,524,048      13,701,532
                                                                                ------------    ------------
Operating expenses:
  Depreciation                                                                     1,862,232       1,859,093
  General and administrative                                                       1,008,704         976,256
  Property expenses                                                                2,930,652       2,155,443
                                                                                ------------    ------------
                                                                                   5,801,588       4,990,792
                                                                                ------------    ------------

     Income from continuing operations before other interest income, minority
       interest, equity investments, (loss) gain and interest expense              4,722,460       8,710,740
Other interest income                                                                251,934         351,945
Minority interest in income                                                         (405,571)       (378,692)
Income from equity investments                                                     3,167,958       2,471,805
Unrealized losses on foreign currency transactions and warrants                     (121,759)       (247,160)
Gain on settlement of derivatives contract                                                --         237,340
Interest expense                                                                  (3,548,573)     (3,742,623)
                                                                                ------------    ------------
     Income from continuing operations                                             4,066,449       7,403,355
Discontinued operations:
(Loss) income from operations of discontinued properties                            (139,807)         80,133
Gain on sale of real estate                                                          381,559              --
                                                                                ------------    ------------
Income from discontinued operations                                                  241,752          80,133
                                                                                ------------    ------------
     Net income                                                                 $  4,308,201    $  7,483,488
                                                                                ============    ============
Basic and diluted income per common share:
       Earnings from continuing operations                                      $        .13    $        .25
       Earnings from discontinued operations                                             .01              --
                                                                                ------------    ------------
           Net income                                                           $        .14    $        .25
                                                                                ============    ============
Weighted average shares outstanding - basic and diluted                           30,396,414      30,155,234
                                                                                ============    ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   2004            2003
                                                                                -----------    -----------
Net income                                                                      $ 4,308,201    $ 7,483,488
Other comprehensive income:
   Change in unrealized appreciation on marketable securities                      (137,732)       161,053
   Change in foreign currency translation adjustment                               (309,719)      (154,148)
                                                                                -----------    -----------
                                                                                   (447,451)         6,905
                                                                                -----------    -----------
   Comprehensive income                                                         $ 3,860,750    $ 7,490,393
                                                                                ===========    ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                           2004            2003
                                                                                       ------------    ------------
Cash flows from operating activities:
   Net income                                                                          $  4,308,201    $  7,483,488
   Adjustments to reconcile net income to net cash provided by operating activities:
     Income from discontinued operations, including gain on sale of real estate            (241,752)        (80,133)
     Depreciation and amortization                                                        1,970,098       1,997,272
     Straight-line rent adjustments                                                        (227,908)       (341,096)
     Income from equity investments in excess of distributions received                  (1,251,677)       (586,042)
     Fees paid by issuance of stock                                                         861,071         712,648
     Minority interest in income                                                            405,571         378,692
     Unrealized losses on foreign currency transactions and derivative instruments          121,759         247,160
     Gain on settlement of derivatives contract                                                  --        (237,340)
     Lease termination proceeds assigned to lender                                               --      (2,250,000)
     Securities received in connection with lease termination agreement                          --        (338,000)
     Change in operating assets and liabilities, net                                       (265,875)        137,047
                                                                                       ------------    ------------
     Net cash provided by continuing operations                                           5,679,488       7,123,696
     Net cash (used in) provided by discontinued operations                                (135,704)        143,517
                                                                                       ------------    ------------
         Net cash provided by operating activities                                        5,543,784       7,267,213
                                                                                       ------------    ------------
Cash flows from investing activities:
   Distributions from equity investments in excess of equity income                         351,832         345,085
   Distribution of mortgage financing proceeds received from equity investment                   --       3,738,075
   Receipt of amount due from sale of equity investment                                   1,429,567              --
   Purchases of real estate and equity investments and additional capitalized costs              --     (21,021,240)
   Proceeds from sale of real estate                                                      6,692,983              --
   Payment of deferred acquisition fees to an affiliate                                  (1,467,170)     (1,274,925)
                                                                                       ------------    ------------
         Net cash provided by (used in) investing activities                              7,007,212     (18,213,005)
                                                                                       ------------    ------------
Cash flows from financing activities:
   Prepayments of mortgage principal                                                             --      (5,199,405)
   Payments on mortgage principal                                                        (1,453,938)     (1,374,879)
   Distributions to minority interest partner                                              (378,840)       (357,719)
   Payment of financing costs and mortgage deposits                                              --         (71,228)
   Proceeds from issuance of shares, net of costs                                           471,275         191,028
   Dividends paid                                                                        (6,271,709)     (6,223,080)
   Purchase of treasury stock                                                              (493,682)       (312,355)
                                                                                       ------------    ------------
         Net cash used in financing activities                                           (8,126,894)    (13,347,638)
                                                                                       ------------    ------------
         Net increase (decrease) in cash and cash equivalents                             4,424,102     (24,293,430)
Cash and cash equivalents, beginning of period                                           13,305,343      40,084,470
                                                                                       ------------    ------------
      Cash and cash equivalents, end of period                                         $ 17,729,445    $ 15,791,040
                                                                                       ============    ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 12 Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2.  Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative work necessary to the operation of the Company. The Company incurred asset management fees of $916,408 and $792,864 for the three months ended March 31, 2004 and 2003, respectively, with performance fees in like amounts. For the three months ended March 31, 2004 and 2003, the Company incurred personnel cost reimbursements of $309,344 and $357,212, respectively.

Fees are payable to the Advisor in connection with services performed relating to the identification, evaluation, financing and purchase of properties. No such fees were incurred for the three months ended March 31, 2004. Current and deferred fees incurred for the three months ended March 31, 2003 were $667,539 and $534,031, respectively.

Note 3.  Equity Investments:

The Company owns interests in properties leased to corporations through noncontrolling interests in (i) various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) tenancies-in-common subject to common control. The ownership interests range from 15% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy, Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company, Inc., The Retail Distribution Group, Inc., Del Monte Corporation, Special Devices, Inc., ShopRite Supermarkets, Inc., TruServ Corporation, Starmark Camhood LLC, Medica-France, S.A. and affiliates of Carrefour, S.A.

Distributions and allocations of income or loss from the equity investees are based on ownership percentages and no fees are paid by the Company or the partnerships to any of the general partners of the limited partnerships.

Summarized combined financial information of the Company's equity investees is as follows:

    (In thousands)                                               March 31, 2004       December 31, 2003
                                                                 --------------       -----------------
    Assets (primarily real estate)                                  $906,174              $914,682
    Liabilities (primarily mortgage notes payable)                   628,393               635,153
    Partners' and members' equity                                    277,781               279,529

                                                                          Three Months Ended
                                                                               March 31,
                                                                        ------------------------
                                                                          2004            2003
                                                                        -------         --------
    Revenues (primarily rental revenue)                                 $22,702         $ 20,466
    Expenses (primarily interest on mortgages and depreciation)         (14,575)         (11,809)
                                                                        -------         --------
             Net income                                                 $ 8,127         $  8,657
                                                                        =======         ========

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Note 4.  Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust ("CCMT") mortgage securitization as an available-for-sale marketable security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of March 31, 2004, the fair value of the Company's interests was $8,304,747, reflecting an aggregate unrealized gain of $1,264,328 and cumulative net amortization of $198,203 ($32,040 for the three months ended March 31, 2004). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining fair value of the subordinated interest is current interest rates. As required by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                                  Fair Value as of
                                   March 31, 2004        1% Adverse Change      2% Adverse Change
                                   --------------        -----------------      -----------------
Fair value of the interests          $8,304,747             $7,902,681             $7,527,035


The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

Note 5.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues for the three-month periods ended March 31, 2004 and 2003 are as follows:

                                                                       2004                 2003
                                                                    -----------          -----------
Per Statements of Income:
   Rental income from operating leases                              $ 9,818,512          $10,284,034
   Interest from direct financing leases                                646,458              646,458
Adjustment:
   Share of leasing revenue applicable to minority interest            (789,227)            (774,426)
   Share of leasing revenue from equity investments                   6,929,471            5,443,583
                                                                    -----------          -----------
                                                                    $16,605,214          $15,599,649
                                                                    ===========          ===========

For the three-month periods ended March 31, 2004 and 2003, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                                2004           %          2003           %
                                                             ----------     ------     ----------     ------
Applied Materials, Inc. (a)                                  $1,601,829       10%      $1,571,615       10%
Carrefour France, SA (b)                                      1,033,065        6          212,556        1
Advanced Micro Devices, Inc. (b)                                814,734        5          814,734        5
Starmark Camhood, L.L.C. (b)                                    685,215        4          400,400        3
Galyan's Trading Company                                        683,288        4          683,288        4
Perry Graphic Communications, Inc. and Judd's Incorporated      547,892        3          547,892        4
TruServ Corporation (b)                                         541,671        3          541,671        3
Spectrian Corporation                                           537,750        3          537,750        3
Special Devices, Inc. (b)                                       509,628        3          490,500        3
Westell Technologies, Inc.                                      495,927        3          495,927        3
Career Education Corporation                                    434,202        3          434,202        3
Medica-France, SA (b)                                           433,387        3           80,451        1
Best Buy Co., Inc. (b)                                          432,254        3          436,189        3
Telos Corporation                                               416,385        3          416,385        3
Q Clubs, Inc.                                                   391,822        2          386,613        2


                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                                                 2004           %            2003         %
                                                              ----------     ------       ----------    ------
PPD Development, Inc.                                            376,047        2            376,047      2
Del Monte Corporation (b)                                        369,428        2            341,906      2
Sicor, Inc. (b)                                                  368,184        2            368,184      3
The Upper Deck Company (b)                                       363,055        2            363,055      2
The Bon-Ton Stores, Inc.                                         360,876        2            337,030      2
Silgan Containers Corporation                                    355,338        2            355,338      2
McLane Company, Inc. (b)                                         354,280        2            350,360      2
Compucom Systems, Inc. (b)                                       352,011        2            352,011      2
Childtime Childcare, Inc.                                        320,085        2            312,563      2
Textron, Inc. (b)                                                309,935        2            309,935      2
Jen-Coat, Inc.                                                   302,500        2            302,500      2
ShopRite Supermarkets, Inc. (b)                                  276,067        2            224,912      1
Other (b)                                                      2,938,359       18          3,555,635     25
                                                             -----------      ---        -----------    ---
                                                             $16,605,214      100%       $15,599,649    100%
                                                             ===========      ===        ===========    ===

----------------

(a)  Net of minority interest of an affiliate.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.


Note 6.  Assets Held for Sale and Discontinued Operations:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and gain or loss on sales of real estate for properties sold or held for sale are reflected in the condensed consolidated financial statements as "Discontinued Operations" for all periods presented.

In July 2003, the Company and Sentry Technology Corporation ("Sentry") entered into a termination agreement. Sentry agreed not to contest an eviction from the Company's property in Hauppauge, New York, in consideration for forgiveness of rent arrearages of $486,000. Under the agreement, Sentry vacated the property in September 2003, and assigned the Company the right to collect rent directly from Sentry's sub-tenants. The sale of the Hauppauge property was completed in April 2004 for $6,300,000, less costs to sell. In connection with the sale, CCMT, the lender of the mortgage loan on the property consented to the transfer of the loan obligation to the Company's property in Austin, Texas which is leased to Q Clubs, Inc. As of March 31, 2004 and December 31, 2003, the carrying value on the Hauppauge property of $4,361,035 is reflected in the condensed consolidated financial statements as assets held for sale. The loan on the Hauppauge property as of March 31, 2004 and December 31, 2003 is reflected in the condensed consolidated financial statements as mortgage note payable on assets held for sale.

On March 18, 2004, the Company sold a property in Ashburn, Virginia and received approximately $6,692,983, net of costs of sale. In connection with the sale, the Company realized a gain of $381,559.

The results of operations for the Hauppauge property held for sale as of March 31, 2004 and the property in Ashburn, Virginia that was sold in March 2004 are included in "Discontinued Operations" and are summarized as follows:

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                 ----------------------
                                                                                    2004         2003
                                                                                 ---------    ---------
Revenues (primarily rental revenues and miscellaneous income)                    $ 141,806    $ 389,022
Expenses (primarily interest on mortgages, depreciation and property expenses)    (281,613)    (308,889)
Gain on sale of real estate                                                        381,559           --
                                                                                 ---------    ---------
         Income from discontinued operations                                     $ 241,752    $  80,133
                                                                                 =========    =========

As a result of classifying properties as held for sale, no depreciation has been incurred from the date of reclassification. The effect of suspending depreciation expenses was $52,861 for the three-month period ended March 31, 2004. There was no effect on depreciation expense for the three-month period ended March 31, 2003.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Note 7.  Accounting Pronouncements:

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans. Accordingly, adoption of SFAS No. 148 did not impact the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures. The adoption of FIN 46 did not have a material impact on the financial statements as either the unconsolidated joint ventures are not VIEs or for two unconsolidated investments which are VIEs, the Company was not the primary beneficiary.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests entered into before November 5, 2003. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated ("CPA(R):12") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2004 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward-looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):12. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or objectives and plans of CPA(R):12 will be achieved. Additionally, a description of CPA(R):12's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

Management evaluates the results of CPA(R):12 with a primary focus on the ability to generate cash flow necessary to meet its investment objectives of overall property appreciation and increasing its distribution rate to its shareholders. As a result, Management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but has no impact on cash flow and to other noncash charges such as depreciation and impairment charges. Based on annual independent valuations, Management believes that there has been an increase in the value of the portfolio and that this increase is not reflected in its financial statements. In evaluating cash flow from operations, Management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation. For the three month period ended March 31, 2004, cash flow generated from operations and equity investments was not sufficient to fully fund dividends paid, distributions to minority partners, that is, to affiliates who have interests in investments that are included in the Company's condensed consolidated financial statements, and scheduled mortgage principal payments. Cash flow generated was $5,896,000 and the uses were $8,105,000, a net operating shortfall of $2,209,000. CPA(R):12 has cash balances of $17,729,000 and has since March 31, 2004 received $6,693,000 from a sale of a property and will have the ability to use a portion of its cash balance to purchase interests in real estate or pay down mortgage debt in order to improve cash flows from operations. In determining the distribution rate to shareholders, Management considers its projections of future operations. CPA(R):12 is addressing challenges at several underperforming properties but it also has used its resources during the past year to participate in new transactions with its affiliates including noncontrolling interests in (i) a master net lease for fifteen health club properties and (ii) properties in France in order to attempt to offset the decrease in cash flow from the underperforming properties.

RESULTS OF OPERATIONS:

Net income for the three-month period ended March 31, 2004 decreased by $3,175,000 to $4,308,000 as compared with net income of $7,483,000 for the three-month period ended March 31, 2003. Results for the three-month period ended March 31, 2003 included lease termination income of $2,722,000. The results for the three-month period ended March 31, 2004 reflected decreases in rental income and other operating income, increases in property expenses which were partially offset by an increase in income from equity investments and a decrease in interest expense.

Lease revenues (rental income and interest income from direct financing leases) decreased by $466,000 for the three-month period ended March 31, 2004. As the result of vacancies and the termination of several short-term leases at properties in Newark, Delaware and Piscataway, New Jersey, lease revenues decreased by $286,000, for the three month period ended March 31, 2004. Additionally, Scott Companies, Inc. entered into liquidation in November 2003. A portion of the former Scott property in San Leandro is occupied by several tenants under short-term leases and revenues from the former Scott property decreased by $288,000 for the comparable quarters. Monthly rents at the former Scott property are currently $50,000. These decreases in lease revenues were partially

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

offset by $140,000 from rent increases at eleven properties during 2003 and 2004. The majority of these rent increases are based on formulas where rents are indexed to increases in the Consumer Price Index. In October 2003, CPA(R):12 funded approximately $700,000 of improvements to its existing property leased to Wal-Mart Stores, Inc. in exchange for an increase in annual rent of $110,000 and a five-year extension to its lease term.

Other operating income decreased by $2,712,000 for the comparable periods; however, the three-month period ended March 31, 2003 included lease termination income of $2,722,000.

Property expense increased by $775,000 for the comparable periods of which $367,000 was due to the increase in absorbing carrying costs from the Piscataway and Newark properties. Carrying costs on the Piscataway and Newark properties for the three months ended March 31, 2004 were $240,000. CPA(R):12's asset management and performance fees increased $247,000 primarily as a result of the acquisition of interests in properties during 2003.

The increase in income from equity investment is due to acquiring interests in properties leased to Starmark Camhood LLC in February 2003 and Medica-France, S.A. and Carrefour in March 2003. A distribution facility in Grand Rapids, Michigan held as an equity investment had been vacant due to the termination of a lease with Fleming Companies since March 2003, pursuant to Fleming's bankruptcy. On January 1, 2004, The Retail Distribution Group entered into a lease at the Grand Rapids property at an initial annual rent of $903,000 of which the Company's share is $361,000. The lease has an initial term through August 2009. The Retail Distribution lease is subject to adjustments because Retail Distribution vacated another property which is still subject to lease. The adjustments will be reduced for the sublease rentals Retail Distribution receives from the other property.

CPA(R):12 faces several challenges including re-leasing the Newark, Piscataway and former Scott properties. Garden Ridge Corporation, the lessee of a retail property in Tulsa, Oklahoma has filed a petition of bankruptcy and is in the process of preparing a plan of reorganization. CPA(R):12 anticipates that Garden Ridge will decide whether it will seek to terminate its lease as part of its plan of reorganization by the end of the second quarter. Annual rent from Garden Ridge is $940,000. CPA(R):12 also owns a property in Chattanooga, Tennessee net leased to The Garden Companies, Inc. which is experiencing financial difficulties and has been unable to pay full rent since November 2003. CPA(R):12 granted a short-term deferral of rent to Garden Companies and is accepting reduced monthly rent payments of $50,000 through June 15, 2004. The deferral will allow Garden Companies relief while it seeks to stabilize its financial condition. Annual rent from the Garden Companies lease is $920,000.

FINANCIAL CONDITION:

There has been no material change in CPA(R):12's financial condition since December 31, 2003. CPA(R):12's cash balances have increased by $4,424,000 since December 31, 2003 and Management believes CPA(R):12 has sufficient cash balances to meet its working capital needs.

One of CPA(R):12's objectives is to use the cash flow from net leases (including its equity investments) to meet operating expenses, service its debt and fund dividends to shareholders. Cash flows from operations and equity investments of $5,896,000 were not fully sufficient to pay quarterly dividends of $6,272,000, scheduled mortgage principal installments of $1,454,000 and distributions of $379,000 to minority interest partners. CPA(R):12 did not receive distributions during the first quarter from its two equity investments in properties in France. CPA(R):12's scheduled annual distributions from the two equity investments are approximately $1,350,000, subject to fluctuations in foreign currency exchange rates.

CPA(R):12's cash provided by investing activities included receiving $6,693,000, net of costs, in connection with sale of the Ashburn, Virginia property and $1,430,000 from the final payment of sale proceeds from a 2003 sale of a portion of an interest in the Carrefour properties to an affiliate. CPA(R):12 used $1,467,000 to pay the Advisor its annual installment of deferred acquisition fees. Such fees are paid on an annual basis each January, over eight years, pursuant to the Advisory Agreement.

In addition to using cash to pay dividends to shareholders, distributions to minority partners and mortgage principal installments, CPA(R):12's financing activities included purchasing treasury stock for $494,000 and issuing common stock for $471,000.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CPA(R):12 and three affiliates own subordinated interests in a mortgage pool consisting of mortgage debt collateralized by properties and lease assignments on properties owned by CPA(R):12 and its affiliates. The Garden Ridge property is included in the mortgage pool and in the event the lease is terminated, cash flow from this investment might be adversely affected as subordinated interests in the mortgage pool are only paid after all other classes of ownership receive their stated interests and related principal payments. CPA(R):12 was successful in negotiating the substitution of a property in Austin, Texas as collateral for a loan in the mortgage pool formerly on the Hauppauge property and would likely seek to substitute one of its unleveraged properties in the event that the Garden Ridge lease is terminated.

CPA(R):12 has no balloon payments due until 2005. In most instances, CPA(R):12 will seek to refinance maturing or recently paid-off mortgage debt with new property-level financing. Substantially all of CPA(R):12's mortgage debt provides for a fixed rate of interest and there is no assurance that existing debt will be refinanced at lower rates of interest as such debt matures. Many of the loans restrict CPA(R):12's ability to prepay a loan or provide for payment of premiums if paid prior to its scheduled maturity, but allow defeasance of the loan that is, a deposit is made to service the loan commitment even if the underlying property is sold.

CPA(R):12's ability to sustain its dividend on a long-term basis will be affected by its ability to generate cash from its properties in Piscataway, Newark and San Leandro and the ability of Garden Companies and Garden Ridge to fulfill their lease obligations. Management is aggressively seeking to re-lease or sell its vacant properties in order to generate cash and reduce or eliminate absorbing carrying costs on the properties. Because CPA(R):12 has substantial cash resources, it may use its cash reserves to acquire real estate investments, pay down debt or support its distribution rate at its current level.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):12's contractual obligations and commitments as of March 31, 2004 is as follows:

(in thousands)                                    Total      2004       2005       2006       2007       2008    Thereafter
                                                --------   --------   --------   --------   --------   --------  ----------
Obligations:
  Limited recourse mortgage notes payable(1)    $182,752   $  4,499   $ 10,447   $ 11,539   $ 24,546   $ 18,049   $113,672
  Deferred acquisition fees                        5,191         --      1,420      1,223        828        576      1,144
  Subordinated disposition fees                    1,595         --         --         --         --         --      1,595
Commitments:
  Share of minimum rents payable under office
    cost-sharing agreement                           379        106        156        117         --         --         --
                                                --------   --------   --------   --------   --------   --------   --------
                                                $189,917   $  4,605   $ 12,023   $ 12,879   $ 25,374   $ 18,625   $116,411
                                                ========   ========   ========   ========   ========   ========   ========


----------------

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

The value of CPA(R):12's real estate is subject to fluctuations based on changes in interest and foreign currency exchange rates, local and regional economic conditions and changes in the creditworthiness of lessees. These factors may affect CPA(R):12's ability to refinance its debt when balloon payments are scheduled.

CPA(R):12 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2004 the interests in CCMT had a fair value approximately of $8,305,000. CPA(R):12 also owns marketable equity securities of Proterion Corporation and Sentry Technology Corporation which based on their quoted per share prices had a fair value of approximately $336,000 as of March 31, 2004.

All of CPA(R):12's $182,751,597 long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of March 31, 2004 ranged from 5.15% to 8.75%.

(in thousands)                 2004       2005       2006        2007       2008    Thereafter    Total    Fair Value
                              ------     -------    -------    -------    -------   ----------   --------  ----------
Fixed rate debt               $4,499     $10,447    $11,539    $24,546    $18,049    $113,672    $182,752   $187,364
Average interest rate           7.37%       7.70%      7.73%      7.57%      6.72%       7.54%

A change in interest rates of 1% would not have an effect on annual interest expense as CPA(R):12 has no variable rate debt.

CPA(R):12 is subject to foreign currency exchange risk from the effects of exchange rate movements of foreign currencies and this may affect future costs and cash flows; however, exchange rate movements to date have not had a significant effect on CPA(R):12's financial position or results of operations. In addition, the underlying properties are financed with fixed-rate mortgage debt in the local currency so that changes in exchange rates that would increase or decrease rental revenues from the properties would be partially offset by exchange rate changes on debt service. CPA(R):12 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of March 31, 2004.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART II

Item 2. - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (c) For the quarter ended March 31, 2004, 73,596 shares were issued to the Advisor as consideration for performance fees and 46,431 shares were issued pursuant to the Company's Stock Purchase and Dividend Reinvestment Plan. Shares were issued at per share amounts which ranged from $10.60 to $11.70.

     (e)  Issuer Purchases of Equity Securities

                                                                                    Total Number of Shares
                                                                                     Purchased as Part of
                                                Total Number of     Average Price     Publicly Announced
                  Period                        Shares Purchased   Paid Per Share    Plans or Programs(1)
                  ------                        ----------------   --------------   ----------------------
     January 1, 2004 - January 31, 2004              47,825          $10.07                  N/A
     February 1, 2004 - February 29, 2004                --              --                  N/A
     March 1, 2004 - March 31, 2004                   1,200           10.07                  N/A
                                                     ------
        Total                                        49,025
                                                     ======

----------------

(1) All shares were purchased pursuant to the Company's Redemption Plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Dividend Reinvestment Plan and other factors at the discretion of the Company's Board of Directors.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2004, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          31.1 Certification of Co-Chief Executive Officers

          31.2 Certification of Chief Financial Officer

          32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

          During the quarter ended March 31, 2004, CPA(R):12 furnished a report on Form 8-K on March 25, 2004 under Item 9 with respect to the Company's dividend.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED





                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED






     5/6/2004                      By: /s/ John J. Park
     --------                          -----------------------------------------
       Date                            John J. Park
                                       Managing Director and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



     5/6/2004                      By: /s/ Claude Fernandez
     --------                          -----------------------------------------
       Date                            Claude Fernandez
                                       Managing Director and
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)