Form 10-Q
period 2004-06-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2004-08-06
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

      CPA(R):12 has no active market for common stock at August 6, 2004.

      CPA(R):12 has 30,357,786 shares of common stock, $.001 par value outstanding at August 6, 2004.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                      INDEX

PART I                                                                               Page No.
------                                                                               --------

Item 1. -    Financial Information*

             Condensed Consolidated Balance Sheets as of June 30, 2004
             and December 31, 2003                                                       2

             Condensed Consolidated Statements of Income for the three and six
             months ended June 30, 2004 and 2003                                         3

             Condensed Consolidated Statements of Comprehensive Income for
             the three and six months ended June 30, 2004 and 2003                       3

             Condensed Consolidated Statements of Cash Flows for the six months
             ended June 30, 2004 and 2003                                                4

             Notes to Condensed Consolidated Financial Statements                      5-8

Item 2. -    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                    9-13

Item 3. -    Quantitative and Qualitative Disclosure About Market Risk                  14

Item 4. -    Controls and Procedures                                                    14


PART II -    Other Information

Item 2. -    Changes in Securities, Use of Proceeds and Issuer Purchases of
             Equity Securities                                                          15

Item 4. -    Submission of Matters to a Vote of Security Holders                        15

Item 6. -    Exhibits and Reports on Form 8-K                                           15

Signatures                                                                              16



----------
* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2004            December 31, 2003
                                                                               -------------            -----------------
                                                                                (Unaudited)                   (Note)
         ASSETS:
Land and buildings, net of accumulated depreciation of $44,400,952 at
   June 30, 2004 and $41,176,156 at December 31, 2003                           $297,848,337               $303,053,049
Net investment in direct financing leases                                         19,127,500                 19,127,500
Equity investments                                                                89,884,354                 90,206,460
Assets held for sale                                                               2,752,849                 10,453,403
Cash and cash equivalents                                                         21,474,920                 13,305,343
Marketable securities                                                              8,197,545                  8,810,482
Other assets, net                                                                 16,720,258                 17,234,625
                                                                                ------------               ------------
            Total assets                                                        $456,005,763               $462,190,862
                                                                                ============               ============

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:
Liabilities:
Mortgage notes payable                                                          $181,283,855               $180,981,200
Mortgage note payable on asset held for sale                                              --                  3,224,335
Accrued interest                                                                     994,242                  1,035,859
Accounts payable and accrued expenses                                              2,654,120                  2,473,641
Due to affiliates                                                                  3,276,840                  3,062,758
Deferred acquisition fees payable to affiliate                                     5,219,379                  6,658,067
Dividends payable                                                                  6,299,882                  6,271,709
Prepaid rental income and security deposits                                        4,587,996                  5,131,254
                                                                                ------------               ------------
            Total liabilities                                                    204,316,314                208,838,823
                                                                                ------------               ------------
Minority interest                                                                  8,084,684                  8,021,816
                                                                                ------------               ------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding, 31,530,586 shares at June 30, 2004 and 31,284,287
   shares at December 31, 2003                                                        31,530                     31,284
Additional paid-in capital                                                       285,741,781                282,962,414
Dividends in excess of accumulated earnings                                      (32,281,065)               (29,949,878)
Accumulated other comprehensive income                                               650,524                  1,594,782
                                                                                ------------               ------------
                                                                                 254,142,770                254,638,602
Less, treasury stock at cost, 1,098,583 shares at June 30, 2004 and
   975,975 shares at December 31, 2003                                           (10,538,005)                (9,308,379)
                                                                                ------------               ------------
            Total shareholders' equity                                           243,604,765                245,330,223
                                                                                ------------               ------------
            Total liabilities, minority interest and shareholders'
               equity                                                           $456,005,763               $462,190,862
                                                                                ============               ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                              -------------------------------        -----------------------------
                                                                  2004              2003                2004              2003
                                                              -----------        -----------         -----------       -----------
Revenues:
  Rental income                                               $10,097,057        $10,083,289         $19,898,603       $20,238,507
  Interest income from direct financing leases                    646,458            646,458           1,292,916         1,292,916
  Other operating income                                          138,640            296,152             197,718         2,924,320
                                                              -----------        -----------         -----------       -----------
                                                               10,882,155         11,025,899          21,389,237        24,455,743
                                                              -----------        -----------         -----------       -----------

Operating expenses:
  Depreciation                                                  1,851,135          1,845,257           3,700,788         3,685,519
  General and administrative                                      684,477          1,102,455           1,693,181         2,078,162
  Property expenses                                             2,338,725          2,029,763           5,132,144         4,106,388
                                                              -----------        -----------         -----------       -----------
                                                                4,874,337          4,977,475          10,526,113         9,870,069
                                                              -----------        -----------         -----------       -----------

     Income from continuing operations before other
       interest income, minority interest, equity
       investments, (loss) gain and interest expense            6,007,818          6,048,424          10,863,124        14,585,674

Other interest income                                             277,634            179,564             529,568           666,904
Minority interest in income                                      (439,728)          (378,026)           (845,299)         (756,718)
Income from equity investments                                  2,686,222          2,594,006           5,854,180         5,065,811
Unrealized losses on foreign currency transactions and
     warrants                                                    (125,179)           (76,152)           (246,938)         (323,312)
Gain on settlement of derivatives contract                             --                 --                  --           237,340
Interest expense                                               (3,651,643)        (3,738,395)         (7,200,216)       (7,481,019)
                                                              -----------        -----------         -----------       -----------
    Income from continuing operations                           4,755,124          4,629,421           8,954,419        11,994,680

Discontinued operations:
 (Loss) income from operations of discontinued
     properties                                                  (178,474)           114,974            (451,127)          233,203
 Gain on sale of real estate                                    1,372,105                 --           1,753,664                --
                                                              -----------        -----------         -----------       -----------
   Income from discontinued operations                          1,193,631            114,974           1,302,537           233,203
                                                              -----------        -----------         -----------       -----------

     Net income                                               $ 5,948,755        $ 4,744,395         $10,256,956       $12,227,883
                                                              ===========        ===========         ===========       ===========

Basic and diluted income per common share:

       Earnings from continuing operations                          $ .16              $ .16               $ .30             $ .40
       Earnings from discontinued operations                          .04                 --                 .04               .01
                                                              -----------        -----------         -----------       -----------
           Net income                                               $ .20              $ .16               $ .34             $ .41
                                                               ==========         ==========          ==========        ==========

Weighted average shares outstanding -- basic and diluted       30,460,228         30,222,388          30,428,321        30,188,997
                                                               ==========         ==========          ==========        ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (Unaudited)

                                                               Three Months Ended June 30,             Six Months Ended June 30,
                                                              -----------------------------          -----------------------------
                                                                  2004                2003                2004               2003
                                                              ----------         ----------          -----------       -----------
Net income                                                    $5,948,755         $4,744,395          $10,256,956       $12,227,883
Other comprehensive income (loss):
   Change in unrealized (depreciation) appreciation on
       marketable securities                                    (411,326)           567,388             (549,058)          728,441
   Change in foreign currency translation adjustment             (85,481)           620,471             (395,200)          466,323
                                                              ----------         ----------          -----------       -----------
                                                                (496,807)         1,187,859             (944,258)        1,194,764
                                                              ----------         ----------          -----------       -----------

   Comprehensive income                                       $5,451,948         $5,932,254          $ 9,312,698       $13,422,647
                                                              ==========         ==========          ===========       ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                    Six Months Ended June 30,
                                                                                                 ----------------------------------
                                                                                                    2004                    2003
                                                                                                 -----------            -----------
Cash flows from operating activities:
   Net income                                                                                    $10,256,956            $12,227,883
   Adjustments to reconcile net income to net cash provided by operating activities:
     Income from discontinued operations, including gain on sale of real estate                   (1,302,537)              (233,203)
     Depreciation and amortization                                                                 3,925,614              3,962,190
     Straight-line rent adjustments                                                                 (216,523)              (783,064)
     Income from equity investments in excess of distributions received                           (1,493,332)              (906,822)
     Fees paid by issuance of stock                                                                1,777,479              1,505,512
     Minority interest in income                                                                     845,299                756,718
     Unrealized losses on foreign currency transactions and derivative instruments, net              246,938                323,312
     Gain on settlement of derivatives contract                                                           --               (237,340)
     Lease termination proceeds assigned to lender                                                        --             (2,250,000)
     Securities received in connection with lease termination agreement                                   --               (338,000)
     Change in operating assets and liabilities, net                                                (843,390)              (701,328)
                                                                                                 -----------            -----------
     Net cash provided by continuing operations                                                   13,196,504             13,325,858
     Net cash (used in) provided by discontinued operations                                         (271,866)               397,630
                                                                                                 -----------            -----------
         Net cash provided by operating activities                                                12,924,638             13,723,488
                                                                                                 -----------            -----------

Cash flows from investing activities:

   Distributions from equity investments in excess of equity income                                  756,010                612,831
   Distribution of mortgage financing proceeds received from equity investment                            --              3,738,075
   Receipt of amount due from sale of equity investment                                            1,429,567                     --
   Purchases of real estate and equity investments and additional capitalized costs               (1,516,618)           (22,159,402)
   Proceeds from sale of assets held for sale                                                     12,615,124                     --
   Payment of deferred acquisition fees to an affiliate                                           (1,467,170)            (1,274,925)
                                                                                                 -----------            -----------
         Net cash provided by (used in) investing activities                                      11,816,913            (19,083,421)
                                                                                                 -----------            -----------

Cash flows from financing activities:

   Prepayments of mortgage principal                                                                      --             (5,199,402)
   Payments on mortgage principal                                                                 (2,921,680)            (2,736,352)
   Distributions to minority interest partner                                                       (782,431)              (720,060)
   Payment of financing costs and mortgage deposits                                                  (80,401)               (71,231)
   Proceeds from issuance of shares, net of costs                                                  1,002,134                374,920
   Dividends paid                                                                                (12,559,970)           (12,463,673)
   Purchase of treasury stock                                                                     (1,229,626)            (1,377,111)
                                                                                                 -----------            -----------
         Net cash used in financing activities                                                   (16,571,974)           (22,192,909)
                                                                                                 -----------            -----------

         Net increase (decrease) in cash and cash equivalents                                      8,169,577            (27,552,842)

Cash and cash equivalents, beginning of period                                                    13,305,343             40,084,470
                                                                                                 -----------            -----------

Cash and cash equivalents, end of period                                                         $21,474,920            $12,531,628
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

The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (refer to note 6). As a result, certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2.  Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $916,428 and $862,422 for the three months ended June 30, 2004 and 2003, respectively, and $1,832,836 and $1,655,286 for the six months ended June 30, 2004 and 2003, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying condensed consolidated financial statements. For the three months ended June 30, 2004 and 2003, the Company incurred personnel cost reimbursements of $287,577 and $347,598, respectively, and $596,921 and $704,810, for the six months ended June 30, 2004 and 2003, respectively, which are included in general and administrative expenses in the accompanying condensed consolidated financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return is met. The unpaid portion of the deferred fees bears interest at an annual rate of 7% from the date of acquisition until paid. For transactions completed during the six months ended June 30, 2004, current and deferred fees were $35,602 and $28,482, respectively. During the six months ended June 30, 2003, the current and deferred fees were $667,539 and $534,031, respectively.

Note 3.  Equity Investments:

The Company owns interests in properties leased to corporations through noncontrolling interests in (i) various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) tenancies-in-common subject to common control. The ownership interests range from 15% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy Co., Inc., Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company, Inc., The Retail Distribution Group, Inc., Del Monte Corporation, Special Devices, Inc., ShopRite Supermarkets, Inc., TruServ Corporation, Starmark Camhood LLC, Medica-France, SA and affiliates of Carrefour France, SAS.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Summarized financial information of the Company's equity investees is as follows:

    (In thousands)                                                   June 30, 2004        December 31, 2003
                                                                     -------------        -----------------
    Assets (primarily real estate)                                     $898,226                 $914,682
    Liabilities (primarily mortgage notes payable)                      617,225                  635,153
                                                                       --------                 --------
    Partners' and members' equity                                      $281,001                 $279,529
                                                                       ========                 ========
    Company's share of equity investees' net assets                    $ 89,884                 $ 90,206
                                                                       ========                 ========

                                                                           Six Months Ended June 30,
                                                                       ---------------------------------
    (In thousands)                                                       2004                     2003
                                                                       --------                 --------
    Revenues (primarily rental income and interest income
        from direct financing leases)                                  $ 45,470                 $ 43,039
    Expenses (primarily interest on mortgages and
       depreciation)                                                    (29,139)                 (25,780)
                                                                       --------                 --------
             Net income                                                $ 16,331                 $ 17,259
                                                                       ========                 ========
    Company's share of net income from equity investments              $  5,854                 $  5,066
                                                                       ========                 ========

Note 4.  Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust ("CCMT") mortgage securitization as an available-for-sale marketable security which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of June 30, 2004, the fair value of the Company's interests was $7,983,288, reflecting an aggregate unrealized gain of $974,708 and cumulative net amortization of $230,042 ($63,879 for the six months ended June 30, 2004). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

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

                              Fair Value as of
                                June 30, 2004  1% Adverse Change  2% Adverse Change
                              -------------    -----------------  -----------------
Fair value of the interests      $7,983,288        $7,607,309         $7,255,384

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

Note 5.  Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six-month periods ended June 30, 2004 and 2003 are as follows:

                                                               2004           2003
                                                           -----------    -----------
Per Statements of Income:
   Rental income from operating leases                     $19,898,603    $20,238,507
   Interest from direct financing leases                     1,292,916      1,292,916

Adjustment:
   Share of lease revenue applicable to minority interest   (1,609,176)    (1,548,695)
   Share of lease revenue from equity investments           13,792,625     12,335,716
                                                           -----------    -----------
                                                           $33,374,968    $32,318,444
                                                           ===========    ===========

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

For the six-month periods ended June 30, 2004 and 2003, the Company earned its net lease revenues from its investments is as follows:

                                                                 2004         %        2003         %
                                                             -----------    ---    -----------    ---
Applied Materials, Inc. (a)                                  $ 3,266,052     10%   $ 3,143,226     10%
Carrefour France, SAS (b)                                      2,030,024      6      1,204,210      4
Advanced Micro Devices, Inc. (b)                               1,629,469      5      1,629,469      5
Starmark Camhood, LLC (b)                                      1,370,430      4      1,085,615      3
Galyan's Trading Company                                       1,366,577      4      1,366,577      4
Perry Graphic Communications, Inc. and Judd's Incorporated     1,095,783      3      1,095,783      3
TruServ Corporation (b)                                        1,085,461      3      1,083,342      3
Spectrian Corporation                                          1,075,500      3      1,075,500      3
Special Devices, Inc. (b)                                      1,019,257      3        981,000      3
Westell Technologies, Inc.                                       991,854      3        991,854      3
McLane Company, Inc. (b)                                         869,624      3        703,147      2
Best Buy Co., Inc. (b)                                           862,179      3        870,155      3
Medica-France, SA (b)                                            851,628      3        455,746      1
Career Education Corporation                                     846,650      3        868,404      3
Telos Corporation                                                832,770      2        832,770      3
Q Clubs, Inc.                                                    783,644      2        773,226      2
PPD Development, Inc.                                            752,095      2        752,095      2
Del Monte Corporation (b)                                        738,857      2        738,857      2
Sicor, Inc. (b)                                                  736,368      2        736,368      2
The Upper Deck Company (b)                                       726,110      2        726,110      2
The Bon-Ton Stores, Inc.                                         721,751      2        689,957      2
Silgan Containers Corporation                                    711,040      2        710,677      2
Compucom Systems, Inc. (b)                                       704,022      2        704,022      2
Childtime Childcare, Inc.                                        640,170      2        632,648      2
Textron, Inc. (b)                                                619,869      2        619,869      2
Jen-Coat, Inc.                                                   605,000      2        605,000      2
ShopRite Supermarkets, Inc. (b)                                  549,326      2        545,341      2
Pacific Logistics, L.P.                                          519,636      2        509,668      2
Orbseal LLC                                                      505,875      2        505,875      2
Other                                                          4,867,947     14      5,681,933     19
                                                             -----------    ---    -----------    ---
                                                             $33,374,968    100%   $32,318,444    100%
                                                             ===========    ===    ===========    ===

(a)   Net of minority interest of an affiliate.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

The Company recorded $2,722,000 of other operating income during the first six months of 2003 in connection with the termination of a lease on property in New Jersey.

Note 6.  Assets Held for Sale and Discontinued Operations:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and gain or loss on sales of real estate for properties sold or held for sale are reflected in the condensed consolidated financial statements as "Discontinued Operations" for all periods presented.

In July 2003, the Company and Sentry Technology Corporation ("Sentry") entered into a termination agreement at a property in Hauppauge, New York. Under the agreement, Sentry vacated the property in September 2003, and assigned the Company the right to collect rent directly from Sentry's sub-tenants. The sale of the Hauppauge property was completed in April 2004 for approximately $5,924,000, net of selling costs and the Company recognized a gain on sale of $1,372,105. In connection with the sale, CCMT, the lender of the mortgage loan on the property consented to the transfer of the loan obligation to the Company's property in Austin, Texas leased to Q Clubs, Inc.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

On March 18, 2004, the Company sold a property in Ashburn, Virginia and received $6,691,000, net of selling costs. In connection with the sale, the Company recognized a gain of $381,559.

The Company owns a property in Newark, Delaware formerly leased to Lanxide Corporation. In May 2004, the Company entered into an agreement with a third party to sell the Newark property for approximately $2,900,000 less selling costs. Accordingly, the property is classified as held for sale with a carrying value of $2,752,849 as of June 30, 2004.

 The results of operations for the Newark property, which is classified as held for sale as of June 30, 2004, and the results of operations of properties in Ashburn, Virginia and Hauppauge, New York which properties were sold in March 2004 and April 2004, respectively are included in "Discontinued Operations" and are summarized as follows:

                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                      ---------------------------      ---------------------------
                                                       2004               2003          2004                 2003
                                                      ----------        ---------      ----------       ----------
    Revenues (primarily rental revenues and
        miscellaneous income)                         $   19,950        $534,579       $  178,722       $1,152,820
    Expenses (primarily interest on mortgages,
        depreciation and property expenses)             (198,424)       (419,605)        (629,849)        (919,617)
    Gain on sale of real estate                        1,372,105              --        1,753,664               --
                                                      ----------        --------       ----------       ----------
        Income from discontinued operations           $1,193,631        $114,974       $1,302,537         $233,203
                                                      ==========        ========       ==========       ==========



Note 7.  Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures. The adoption of FIN 46 did not have a material impact on the financial statements as either the unconsolidated joint ventures are not VIEs or for two unconsolidated investments which are VIEs, the Company was not considered the primary beneficiary.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated ("CPA(R):12") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of June 30, 2004 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward-looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):12. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or objectives and plans of CPA(R):12 will be achieved. Additionally, a description of CPA(R):12's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

How CPA(R):12 Earns Revenue

The primary sources of CPA(R):12's revenues are earned from leasing real estate. CPA(R):12 acquires and owns commercial properties that are then leased to companies, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions and sales of property.

How Management Evaluates Results of Operations

Management evaluates the results of CPA(R):12 with a primary focus on the ability to generate cash flow necessary to meet its investment objectives of increasing its distribution rate to its shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but have no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation. In determining the distribution rate to shareholders, management considers its assessment of future operations.

For the six-month period ended June 30, 2004, cash flow generated from operations and equity investments was not sufficient to fully fund dividends paid, distributions to minority partners, that is, to affiliates who have interests in investments that are included in CPA(R):12's condensed consolidated financial statements, and scheduled mortgage principal payments. Cash flow generated was $13,681,000 and the uses were $16,264,000, a net operating shortfall of $2,583,000.

As of June 30, 2004, CPA(R):12 has cash balances of $21,475,000 which can be used for working capital needs and other commitments and may be used for future real estate purchases.

Current Developments and Trends

As general economic conditions continue to improve, inflation and interest rates are expected to continue to rise as well. In addition, competition for both real estate properties and for investors' money continues to increase. These trends generally present challenges to the real estate leasing market. Management feels that its strategy of maintaining a diverse portfolio of properties with long-term leases and long-term, fixed rate debt obligations provides investors protection from these trends. In addition, the majority of lease transactions include Consumer Price Index ("CPI") escalation clauses that are intended to help protect our investors against potential future inflation.

Management will continue to pursue its objectives through long-term transactions and continuing to diversify its portfolio. To that end, management is seeking to continue to invest in the international commercial real estate market as a means of diversifying its portfolio. While more complex and generally requiring a longer lead time to

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

complete, international transactions currently provide the benefits of more favorable interest rates and greater flexibility to leverage the underlying property.

CPA(R):12 is addressing challenges at several underperforming properties (refer to Lease Revenues below) but it also has used its resources during the past year to participate in new transactions with its affiliates including noncontrolling interests in (i) a master net lease for fifteen health club properties and (ii) properties in France, in order to attempt to offset the decrease in cash flow from the underperforming properties. If CPA(R):12 is not successful in addressing these challenges, there is no assurance that the dividend rate can be maintained.

Current developments include:

CPA (R):12 completed the sale of an underperforming property located in Hauppauge, New York in April 2004 for proceeds of $5,924,000, net of selling costs. This property was underperforming as a result of a lease termination agreement entered into with the tenant in July 2003, whereby the tenant vacated the property in September 2003. CPA(R):12 recognized a gain on the sale of approximately $1,372,000. Results of operations related to this property are classified within "Discontinued Operations" for all periods presented in this Form 10-Q.

In May 2004, CPA(R):12 entered into an agreement to sell an underperforming property located in Newark, Delaware for $2,900,000 less selling costs. Accordingly, this property is classified as an asset held for sale within "Discontinued Operations" for all periods presented in this Form 10-Q.

In June 2004, the Board of Directors of CPA(R):12 approved the second quarter dividend of $.2067 per share payable on July 15, 2004 to shareholders of record as of June 30, 2004.

On June 30, 2004, CPA(R):12 acquired a newly constructed manufacturing and distribution warehouse facility from Silgan Containers Manufacturing Corp. in Fort Dodge, Indiana. The cost, which represents an expansion of an existing property leased to Silgan, was $1,424,000 and provided for an extension of the original lease to 2020. Under the terms of the lease agreement entered into with Silgan, initial annual rent increased to $1,554,000 with rent increases every five years beginning July 2007 based on increases in the CPI.


RESULTS OF OPERATIONS:

Lease Revenues - For the comparable quarters ended June 30, 2004 and 2003, lease revenues (rental income and interest income from direct financing leases) remained constant. Additional rent of approximately $261,000 primarily from scheduled rent increases at eight properties was substantially offset by lower rent from two underperforming properties in Piscataway, New Jersey and San Leandro, California. The majority of the rent increases are based on formulas where rents are indexed to increases in the CPI. A new lease entered into on June 30, 2004 with Silgan for a property in Fort Dodge, Indiana will contribute annual rent of approximately $1,554,000.

For the comparable six-month periods ended June 30, 2004 and 2003, lease revenues decreased $340,000 primarily due to two underperforming properties in Piscataway, New Jersey and San Leandro, California which resulted in a reduction of rental income of $709,000. This decrease was partially offset by scheduled rent increases at ten properties, which contributed $333,000 of additional rent during the period. The majority of the rent increases are based on formulas where rents are indexed to increases in the CPI.

CPA(R):12 faces several challenges including re-leasing the Piscataway property which has been vacant since January 2004 and the former Scott Companies, Inc. property located in San Leandro. Scott entered into liquidation in November 2003. A portion of the former Scott property is currently occupied by several tenants under short-term leases with combined monthly rent of approximately $50,000. Garden Ridge Corporation, the lessee of a retail property in Tulsa, Oklahoma has filed a petition of bankruptcy and is in the process of preparing a plan of reorganization. As part of its reorganization plan, Garden Ridge may decide to terminate its lease. CPA(R):12 is discussing alternative plans with Garden Ridge including an extension of the current lease term in return for reduced rent payments. The final outcome of Garden Ridge's reorganization plan is currently not known. Annual rent from Garden Ridge is $940,000. CPA(R):12 also owns a property in Chattanooga, Tennessee net leased to The Garden Companies, Inc. which is experiencing financial difficulties and has been unable to pay full rent since November 2003. CPA(R):12 granted a short-term deferral of rent to Garden Companies and accepted reduced monthly rent payments of $50,000 through June 2004. Garden Companies is currently trying to secure additional financing which will help resolve their cash flow problems. Annual rent from the Garden Companies lease is $920,000.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Operating Income - For the comparable quarters ended June 30, 2004 and 2003, other operating income decreased $158,000 primarily due to a reduction in reimbursable costs from tenants. Such reimbursable costs are recorded as both revenue and expense and therefore have no impact on net income. This reduction was partially offset by lease termination income.

For the comparable six-month periods ended June 30, 2004 and 2003, other operating income decreased $2,727,000 primarily due to the recognition of $2,722,000 of other income in connection with the termination of the lease on the Piscataway property in 2003.

General and Administrative Expense - For the comparable three and six-month periods ended June 30, 2004 and 2003, general and administrative expenses decreased $418,000 and $385,000, respectively, primarily due to a reduction in several general and administrative expenses, including personnel cost reimbursements and investor related service costs which were partially offset by increases in state taxes and fees for accounting and auditing services.

Property Expense - For the comparable quarters ended June 30, 2004 and 2003, property expenses increased $309,000 primarily due to absorbing carrying costs at the former Scott property in San Leandro of $137,000 and $137,000 of legal fees. CPA(R):12's asset management and performance fees also increased $108,000 primarily as a result of the growth of CPA(R):12's asset base. These increases were partially reduced by a reduction in the provision for uncollectable rents.

For the comparable six-month periods ended June 30, 2004 and 2003, property expenses increased $1,026,000 primarily due to absorbing carrying costs at the former Scott property in San Leandro of $365,000 and $192,000 of legal fees. CPA(R):12's asset management and performance fees also increased $355,000.

Income From Equity Investments - For the comparable quarters ended June 30, 2004 and 2003, income from equity investments increased $92,000. For the comparable six-month periods ended June 30, 2004 and 2003, income from equity investments increased $788,000 primarily due to acquiring interests in properties leased to Starmark Camhood LLC in February 2003 and Medica-France, SA and Carrefour France, SAS in March 2003. A distribution facility in Grand Rapids, Michigan held as an equity investment had been vacant due to the termination of a lease with Fleming Companies since March 2003, pursuant to Fleming's bankruptcy. On January 1, 2004, The Retail Distribution Group entered into a lease at the Grand Rapids property at an initial annual rent of $903,000 of which the Company's share is $361,000. The lease has an initial term through August 2009. The Retail Distribution lease is subject to adjustments because Retail Distribution vacated another property, which is still subject to lease. The adjustments will be reduced for the sublease rentals Retail Distribution receives from the other property.

Interest Expense - For the three and six-month periods ended June 30, 2004, interest expense decreased $87,000 and $281,000, respectively, from the comparable prior year periods primarily as a result of a decrease in mortgage balances, all of which provide for scheduled mortgage principal payments.

Net Income - For the comparable quarters ended June 30, 2004 and 2003, net income increased $1,204,000 primarily due to reductions in general and administrative expenses as well as a gain from the sale of a property located in Hauppauge, New York. For the comparable six-month periods ended June 30, 2004 and 2003, net income decreased $1,971,000 primarily due to the recognition of lease termination income of $2,722,000 in 2003 which was partially offset by reductions in general and administrative expenses as well as gains from the sales of properties which were classified as discontinued operations.

FINANCIAL CONDITION:

Uses of Cash During the Period

There has been no material change in CPA(R):12's financial condition since December 31, 2003. CPA(R):12's cash balances have increased by $8,170,000 since December 31, 2003 and management believes CPA(R):12 has sufficient cash balances to meet its working capital needs and to currently support its distribution rate. CPA(R):12's use of cash during the period is described below.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Activities - One of CPA(R):12's objectives is to use the cash flow from net leases (including its equity investments) to meet operating expenses, service its debt and fund dividends to shareholders. Cash flows from operations and equity investments of $13,681,000 were not fully sufficient to pay dividends to shareholders of $12,560,000, meet scheduled mortgage principal installments of $2,922,000 and distribute $782,000 to minority interest partners. Annual distributions from two equity investments in France are scheduled to be paid in the fourth quarter. The distributions, subject to fluctuations in foreign currency exchange rates are expected to approximate $1,350,000. There is no assurance that cash flow from operating activities will be sufficient to meet CPA (R):12's operating and dividend objectives for an extended period, and, therefore, management will continue to assess whether the dividend rate can be maintained.

Annual operating cash flow may benefit as management continues to focus on increasing performance at underperforming properties through leases with new tenants or property sales, such as the two sales completed during the first six months of 2004. A new lease with Silgan, an existing tenant, was entered into on June 30, 2004, and is expected to contribute additional annual cash flow of $133,000. Scheduled rent increases on several properties during 2004 and 2005 will also result in additional cash from operations.

Investing Activities - CPA(R):12's investing activities are generally comprised of real estate purchases, payment of its annual installment of deferred acquisition fees and receipt of proceeds from the sale of property. Proceeds from the sales of properties were $12,615,000 consisting of $6,691,000 related to the Ashburn, Virginia property and $5,924,000 related to the Hauppauge, New York property. CPA(R):12 also received $1,430,000 from the final payment of sale proceeds from a 2003 sale of a portion of an interest in the Carrefour France, SAS properties to an affiliate. The annual installment of deferred acquisition fees is paid each January and approximated $1,467,000. Other cash outlays included $1,517,000 for real estate purchases and capitalized costs, primarily related to the Silgan property in June 2004.

Financing Activities - In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, CPA(R):12 obtained $1,002,000 as a result of issuing shares through its dividend reinvestment plan, and used $1,230,000 to purchase treasury shares.

All of CPA(R):12's mortgages are limited recourse and bear interest at fixed rates. Accordingly, CPA(R):12's cash flow should not be adversely affected by increases in interest rates which are near historical lows. CPA(R):12 may seek to refinance maturing or recently paid-off mortgage debt with new property-level financing. There is no assurance that existing debt will be refinanced at lower rates of interest as such debt matures. Many of the loans restrict CPA(R):12's ability to prepay a loan or provide for payment of premiums if paid prior to its scheduled maturity, but allow defeasance of the loan that is, a deposit is made to service the loan commitment even if the underlying property is sold.

A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):12's other assets, while unsecured financing would give a lender recourse to all of CPA(R): 12's assets. The use of limited recourse debt, therefore, will allow CPA(R):12 to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):12 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):12's portfolio and, therefore, reduce concentration of risk in any particular lessee.

Cash Resources

As of June 30, 2004, CPA(R):12 has $21,475,000 in cash and cash equivalents which can be used for working capital needs and other commitments and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties with a carrying value of $19,110,000 as of June 30, 2004 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payments (CPA(R):12 has no mortgage balloon payments scheduled until August 2005 and October 2005 for $2,460,000 and $1,688,000, respectively), paying dividends to shareholders, making distributions to minority partners as well as other normal recurring operating expenses. CPA(R):12 may also seek to use its cash to purchase new properties to further diversify its portfolio and maintain cash balances sufficient to meet working capital needs. Based on its current cash balances, CPA(R):12 may use existing cash reserves to satisfy the balloon payment obligations.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

            Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CPA(R):12's ability to sustain its dividend on a long-term basis will be affected by its ability to generate cash from its properties in Piscataway and San Leandro and the ability of Garden Companies and Garden Ridge to fulfill their lease obligations. Management is aggressively seeking to re-lease or sell its vacant properties in order to generate cash and reduce or eliminate absorbing carrying costs on such properties. Because CPA(R):12 has sufficient cash resources, it may use its cash reserves to acquire real estate investments, pay down debt or support its distribution rate at its current level.

Other Matters

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

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):12's contractual obligations and commitments as of June 30, 2004 is as follows:


(in thousands)                          Total     2004    2005     2006      2007     2008    Thereafter
                                       --------  ------  -------  -------  --------  -------  ----------
Obligations:
  Limited recourse mortgage notes
     payable (1)                       $181,284  $3,031  $10,447  $11,539   $24,546  $18,049   $113,672
  Deferred acquisition fees               5,219       -    1,420    1,226       832      579      1,162
  Subordinated disposition fees           1,784       -        -        -         -        -      1,784
Commitments:
  Share of minimum rents payable
     under office cost-sharing
     agreement                              333      60      156      117     -  _    -  _         -  _
                                       --------  ------  -------  -------  -------   -----     --------
                                       $188,620  $3,091  $12,023  $12,882  $25,378   $18,628   $116,618
                                       ========  ======  =======  =======  =======   =======   ========

----------
(1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

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

CPA(R):12 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2004 the interests in CCMT had a fair value of $7,983,000. CPA(R):12 also owns marketable equity securities of Proterion Corporation and Sentry Technology Corporation which based on their quoted per share prices had a fair value of $214,000 as of June 30, 2004.

All of CPA(R):12's $181,283,855 long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of June 30, 2004 ranged from 5.15% to 8.75%.

(in thousands)

                   2004    2005     2006      2007    2008     Thereafter   Total    Fair Value
                  ------  -------  -------  -------  -------   ----------  --------  ----------
Fixed rate debt   $3,031  $10,447  $11,539  $24,546  $18,049    $113,672   $181,284   $180,201
Average interest
   rate            7.37%    7.70%    7.73%    7.57%    6.72%       7.54%

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of June 30, 2004.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
                                    PART II

Item 2. - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (c) For the three and six-month periods ended June 30, 2004, 78,326 and 151,922 shares, respectively, were issued to the Advisor as consideration for performance fees and 47,947 and 94,378 shares, respectively, were issued pursuant to the Company's Stock Purchase and Dividend Reinvestment Plan. Shares were issued at per share amounts, which ranged from $10.60 to $11.70.

         (e)     Issuer Purchases of Equity Securities

                                                                                              Total Number of Shares
                                                                                               Purchased as Part of
                                                      Total Number of       Average Price    Publicly Announced Plans
                          Period                      Shares Purchased     Paid Per Share         or Programs (1)
                          ------                      ----------------     --------------         ---------------
         January 1, 2004 - January 31, 2004                  47,825            $10.07                   N/A
         February 1, 2004 - February 29, 2004                     -                  -                  N/A
         March 1, 2004 - March 31, 2004                       1,200             10.07                   N/A
         April 1, 2004 - April 30, 2004                      73,583             10.00                   N/A
         May 1, 2004 - May 31, 2004                               -                  -                  N/A
         June 1, 2004 - June 30, 2004                          -  _                  -                  N/A
                                                            -------
              Total                                         122,608
                                                            =======

----------
(1) All shares were purchased pursuant to the Company's Redemption Plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Dividend Reinvestment Plan and other factors at the discretion of the Company's Board of Directors.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders' meeting was held on June 10, 2004, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

      Name Of Director       Total Shares Voting     Shares Voting Yes     Shares Voting No     Shares Abstaining
      ----------------       -------------------     -----------------     ----------------     -----------------
      William P. Carey           16,056,433              15,988,040             19,500                48,893
      William Ruder              16,056,433              15,969,628             37,912                48,893
      George E. Stoddard         16,056,433              15,941,936             65,604                48,893
      Elizabeth P. Munson        16,056,433              15,986,803             20,737                48,893
      Charles E. Parente         16,056,433              15,988,303             19,237                48,893

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

      None

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

   8/6/2004                      By:   /s/ John J. Park
------------                          ----------------------------------------
    Date                                   John J. Park
                                           Managing Director and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



  8/6/2004                       By:   /s/ Claude Fernandez
-----------                           ----------------------------------------
    Date                                   Claude Fernandez
                                           Managing Director and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)