Form 10-Q
period 2004-09-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2004-11-09
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ] .

   CPA(R):12 has no active market for common stock at November 5, 2004.

   CPA(R):12 has 30,419,138 shares of common stock, $.001 par value outstanding at November 5, 2004.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                      INDEX

                                                                                                 Page No.
PART I

Item 1. - Financial Statements*

          Condensed Consolidated Balance Sheets as of September 30, 2004
          and December 31, 2003                                                                      2

          Condensed Consolidated Statements of Income for the three and nine
          months ended September 30, 2004 and 2003                                                   3

          Condensed Consolidated Statements of Comprehensive Income for the three and
          nine months ended September 30, 2004 and 2003                                              3

          Condensed Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2004 and 2003                                                          4

          Notes to Condensed Consolidated Financial Statements                                     5-8

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                     9-13

Item 3. - Quantitative and Qualitative Disclosure About Market Risk                                 14

Item 4. - Controls and Procedures                                                                   14


PART II - Other Information

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds                               15

Item 4. - Submission of Matters to a Vote of Security Holders                                       15

Item 6. - Exhibits                                                                                  15

Signatures                                                                                          16

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30, 2004   December 31, 2003
                                                                                   ------------------   -----------------
                                                                                       (Unaudited)           (Note)
                                                                                       -----------           ------
           ASSETS:

Land and buildings, net of accumulated depreciation of $46,268,414 at September
    30, 2004 and $41,176,156 at December 31, 2003                                    $ 304,783,572       $ 303,053,049
Net investment in direct financing leases                                               19,127,500          19,127,500
Intangible assets, net of accumulated amortization of $2,917 at September 30, 2004       1,480,130                   -
Equity investments                                                                      90,955,573          90,206,460
Assets held for sale                                                                     2,752,849          10,453,403
Cash and cash equivalents                                                               10,151,294          13,305,343
Marketable securities                                                                    8,356,978           8,810,482
Other assets, net                                                                       17,028,810          17,234,625
                                                                                     -------------       -------------
              Total assets                                                           $ 454,636,706       $ 462,190,862
                                                                                     =============       =============

            LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                               $ 179,788,694       $ 180,981,200
Mortgage note payable on asset held for sale                                                     -           3,224,335
Accrued interest                                                                           985,442           1,035,859
Accounts payable and accrued expenses                                                    2,418,602           2,473,641
Due to affiliates                                                                        3,354,039           3,062,758
Deferred acquisition fees payable to affiliate                                           5,403,148           6,658,067
Dividends payable                                                                        6,310,765           6,271,709
Other liabilities                                                                        1,044,555                   -
Prepaid rental income and security deposits                                              3,666,451           5,131,254
                                                                                     -------------       -------------
              Total liabilities                                                        202,971,696         208,838,823
                                                                                     -------------       -------------
Minority interest                                                                        8,120,726           8,021,816
                                                                                     -------------       -------------
Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding, 31,667,317 shares at September 30, 2004 and 31,284,287 shares
    at December 31, 2003                                                                    31,667              31,284
Additional paid-in capital                                                             287,311,369         282,962,414
Dividends in excess of accumulated earnings                                            (33,470,773)        (29,949,878)
Accumulated other comprehensive income                                                   1,087,739           1,594,782
                                                                                     -------------       -------------
                                                                                       254,960,002         254,638,602
Less, treasury stock at cost, 1,177,550 shares at September 30, 2004 and 975,975
    shares at December 31, 2003                                                        (11,415,718)         (9,308,379)
                                                                                     -------------       -------------
              Total shareholders' equity                                               243,544,284         245,330,223
                                                                                     -------------       -------------
              Total liabilities, minority interest and shareholders' equity          $ 454,636,706       $ 462,190,862
                                                                                     =============       =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                                              --------------------------------  -------------------------------
                                                                    2004            2003            2004           2003
                                                                    ----            ----            ----           ----
Revenues:
  Rental income                                                 $  9,910,605    $ 10,140,813    $ 29,809,208    $ 30,379,320
  Interest income from direct financing leases                       646,458         646,458       1,939,374       1,939,374
  Other operating income                                              28,559         446,995         226,277       3,371,315
                                                                ------------    ------------    ------------    ------------
                                                                  10,585,622      11,234,266      31,974,859      35,690,009
                                                                ------------    ------------    ------------    ------------
Operating expenses:
  Depreciation and amortization of intangibles                     1,870,379       1,845,256       5,571,167       5,530,775
  General and administrative                                         623,546       1,004,868       2,316,727       3,083,030
  Property expenses                                                2,110,290       2,394,698       7,242,434       6,501,086
                                                                ------------    ------------    ------------    ------------
                                                                   4,604,215       5,244,822      15,130,328      15,114,891
                                                                ------------    ------------    ------------    ------------
      Income from continuing operations before other interest
        income, minority interest, equity investments, gain
        (loss) and interest expense                                5,981,407       5,989,444      16,844,531      20,575,118
Other interest income                                                286,473         203,185         816,041         870,089
Minority interest in income                                         (443,592)       (383,151)     (1,288,891)     (1,139,869)
Income from equity investments                                     2,705,281       2,534,573       8,559,461       7,600,384
Unrealized gain (loss) on foreign currency transactions and
      warrants                                                       252,684         111,396           5,746        (211,916)
Gain on settlement of derivatives contract                                 -               -               -         237,340
Interest expense                                                  (3,606,398)     (3,712,379)    (10,806,614)    (11,193,398)
                                                                ------------    ------------    ------------    ------------
      Income from continuing operations                            5,175,855       4,743,068      14,130,274      16,737,748

Discontinued operations:
 (Loss) income from operations of discontinued properties            (54,798)        108,524        (355,925)        341,727
 Gain on sale of real estate                                               -               -       1,753,664               -
 Impairment charge on real estate                                          -      (1,000,000)       (150,000)     (1,000,000)
                                                                ------------    ------------    ------------    ------------
      (Loss) income from discontinued operations                     (54,798)       (891,476)      1,247,739        (658,273)
                                                                ------------    ------------    ------------    ------------
       Net income                                               $  5,121,057    $  3,851,592    $ 15,378,013    $ 16,079,475
                                                                ============    ============    ============    ============

Basic and diluted income per common share:
        Earnings from continuing operations                     $        .17    $        .16    $        .46    $        .55
        (Loss) earnings from discontinued operations                       -            (.03)            .04            (.02)
                                                                ------------    ------------    ------------    ------------
             Net income                                         $        .17    $        .13    $        .50    $        .53
                                                                ============    ============    ============    ============

Weighted average shares outstanding - basic and diluted           30,520,851      30,242,024      30,459,389      30,206,867
                                                                ============    ============    ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (Unaudited)

                                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                                              --------------------------------  -------------------------------
                                                                    2004            2003            2004            2003
                                                                    ----            ----            ----            ----
Net income                                                      $  5,121,057    $  3,851,592    $ 15,378,013    $ 16,079,475
Other comprehensive income (loss):
    Change in unrealized appreciation (depreciation) on
        marketable securities                                        191,038         284,820        (358,020)      1,013,261
    Change in foreign currency translation adjustment                246,177         152,209        (149,023)        618,532
                                                                ------------    ------------    ------------    ------------
                                                                     437,215         437,029        (507,043)      1,631,793
                                                                ------------    ------------    ------------    ------------

    Comprehensive income                                        $  5,558,272    $  4,288,621    $ 14,870,970    $ 17,711,268
                                                                ============    ============    ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                Nine Months Ended September 30,
                                                                                                -------------------------------
                                                                                                   2004             2003
                                                                                                   ----             ----
Cash flows from operating activities:
   Net income                                                                                   $ 15,378,013    $ 16,079,475
   Adjustments to reconcile net income to net cash provided by operating activities:
      (Income) loss from discontinued operations, including gain on sale of real estate           (1,247,739)        658,273
      Depreciation and amortization                                                                5,915,055       5,937,519
      Straight-line rent adjustments                                                                (649,220)     (1,140,745)
      Income from equity investments in excess of distributions received                          (2,155,745)     (1,726,146)
      Fees paid by issuance of stock                                                               2,693,906       2,332,140
      Minority interest in income                                                                  1,288,891       1,139,869
      Unrealized (gain) loss on foreign currency transactions and derivative instruments, net         (5,746)        262,764
      Gain on settlement of derivatives contract                                                           -        (237,340)
      Lease termination proceeds assigned to lender                                                        -      (2,540,000)
      Securities received in connection with lease termination agreement                                   -        (368,000)
      Change in operating assets and liabilities, net                                             (1,872,803)       (889,383)
                                                                                                ------------    ------------
      Net cash provided by continuing operations                                                  19,344,612      19,508,426
      Net cash (used in) provided by discontinued operations                                        (326,664)        588,365
                                                                                                ------------    ------------
           Net cash provided by operating activities                                              19,017,948      20,096,791
                                                                                                ------------    ------------
Cash flows from investing activities:
   Distributions from equity investments in excess of equity income                                  917,670       1,165,682
   Distribution of mortgage financing proceeds received from equity investment                             -       3,738,075
   Receipt of amount due from sale of equity investment                                            1,429,567               -
   Purchases of real estate and equity investments and additional capitalized costs              (10,668,206)    (22,160,839)
   Proceeds from sale of assets                                                                   12,615,124               -
   Payment of deferred acquisition fees to an affiliate                                           (1,467,170)     (1,274,925)
                                                                                                ------------    ------------
           Net cash provided by (used in) investing activities                                     2,826,985     (18,532,007)
                                                                                                ------------    ------------
Cash flows from financing activities:
   Prepayments of mortgage principal                                                                       -      (5,199,402)
   Payments on mortgage principal                                                                 (4,416,841)     (4,126,920)
   Distributions to minority interest partner                                                     (1,189,981)     (1,081,740)
   Payment of financing costs and mortgage deposits                                                  (80,401)       (132,478)
   Proceeds from issuance of shares, net of costs                                                  1,655,432         634,522
   Dividends paid                                                                                (18,859,852)    (18,707,198)
   Purchase of treasury stock                                                                     (2,107,339)     (1,988,271)
                                                                                                ------------    ------------
           Net cash used in financing activities                                                 (24,998,982)    (30,601,487)
                                                                                                ------------    ------------

           Net decrease in cash and cash equivalents                                              (3,154,049)    (29,036,703)

Cash and cash equivalents, beginning of period                                                    13,305,343      40,084,470
                                                                                                ------------    ------------

Cash and cash equivalents, end of period                                                        $ 10,151,294    $ 11,047,767
                                                                                                ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 12 Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 7). As a result, certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Dividends declared per share for the three and nine-month periods ended September 30, 2004 were $.2067 and $.6201, respectively.

Note 2. Transactions with Related Parties:

In connection with performing services on behalf of the Company, the advisory agreement ("Advisory Agreement") between the Company and W. P. Carey & Co. LLC ("Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fees in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $918,528 and $862,423 for the three months ended September 30, 2004 and 2003, respectively, and $2,751,364 and $2,517,709 for the nine months ended September 30, 2004 and 2003, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying condensed consolidated financial statements. For the three months ended September 30, 2004 and 2003, the Company incurred personnel cost reimbursements of $205,661 and $338,433, respectively, and $802,582 and $1,043,243, for the nine months ended September 30, 2004 and 2003, respectively, which are included in general and administrative expenses in the accompanying condensed consolidated financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the preferred return, as defined in the Advisory Agreement, is met. The unpaid portion of the deferred fees bears interest at an annual rate of 7% from the date of purchase until paid. For transactions completed during the nine months ended September 30, 2004, current and deferred fees were $265,314 and $212,251, respectively. During the nine months ended September 30, 2003, the current and deferred fees were $667,539 and $534,031, respectively.

Note 3. Acquisitions of Real Estate:

On September 28, 2004, the Company purchased property in Greenville, South Carolina for $9,188,482 and entered into a net lease with Sunland Distribution Company, Inc. The lease has an initial term of 15 years with two ten-year renewal options and provides for initial annual rent of $807,787. The lease provides for annual rent increases of 2%.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company, Inc., The Retail Distribution Group, Inc., Del Monte Corporation, Special Devices, Inc., ShopRite Supermarkets, Inc., TruServ Corporation, Starmark Camhood LLC, Medica-France, SA and affiliates of Carrefour France, SAS.

Summarized financial information of the Company's equity investees is as follows:

(In thousands)                                    September 30, 2004       December 31, 2003
                                                  ------------------       -----------------
Assets (primarily real estate)                       $ 902,214                $ 914,682
Liabilities (primarily mortgage notes payable)        (588,262)                (598,938)
                                                      --------                 --------
Partners' and members' equity                        $ 313,952                $ 315,744
                                                      ========                 ========

Company's share of equity investees' net assets      $  90,956                $  90,206
                                                      ========                 ========

                                                              Nine Months Ended September 30,
                                                              -------------------------------
(In thousands)                                                    2004          2003
                                                                  ----          ----
Revenues (primarily rental income and interest income from
    direct financing leases)                                    $ 71,698      $ 65,803
Expenses (primarily interest on mortgages and depreciation)      (47,251)      (40,577)
                                                                --------      --------
          Net income                                            $ 24,447      $ 25,226
                                                                ========      ========

Company's share of net income from equity investments           $  8,559      $  7,600
                                                                ========      ========

Note 5. Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust ("CCMT") mortgage securitization as an available-for-sale marketable security which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of September 30, 2004, the fair value of the Company's interests was $8,221,446, reflecting an aggregate unrealized gain of $1,244,471 and cumulative net amortization of $261,649 ($95,484 for the nine months ended September 30, 2004). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

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

                                  Fair Value as of
                                  September 30, 2004      1% Adverse Change     2% Adverse Change
                                  ------------------      -----------------     -----------------
Fair value of the interests           $8,221,446              $7,835,525            $7,473,882

The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

Note 6. Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of lease revenues for the nine-month periods ended September 30, 2004 and 2003 are as follows:

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                                                   2004              2003
                                                                   ----              ----
Per Statements of Income:
    Rental income from operating leases                        $ 29,809,208      $ 30,379,320
    Interest income from direct financing leases                  1,939,374         1,939,374

Adjustment:
    Share of lease revenue applicable to minority interest       (2,428,953)       (2,322,804)
    Share of lease revenue from equity investments               20,732,484        19,090,603
                                                               ------------      ------------
                                                               $ 50,052,113      $ 49,086,493
                                                               ============      ============

For the nine-month periods ended September 30, 2004 and 2003, the Company earned net lease revenues from its investments as follows:

                                                                2004                 %        2003                 %
                                                                ----                 -        ----                 -
Applied Materials, Inc. (a)                                  $ 4,929,925             10%   $ 4,714,356             10%
Carrefour France, SAS (b) (c)                                  3,041,489              6      2,203,937              4
Advanced Micro Devices, Inc. (b)                               2,444,203              5      2,444,203              5
Starmark Camhood, LLC (b)                                      2,055,645              4      1,770,830              4
Galyan's Trading Company                                       2,049,865              4      2,049,865              4
Perry Graphic Communications, Inc. and Judd's Incorporated     1,643,675              3      1,643,675              3
TruServ Corporation (b)                                        1,628,192              3      1,625,014              3
Spectrian Corporation                                          1,613,250              3      1,613,250              3
Special Devices, Inc. (b)                                      1,528,885              3      1,485,527              3
Westell Technologies, Inc.                                     1,487,780              3      1,487,780              3
Best Buy Co., Inc. (b)                                         1,292,304              3      1,304,428              3
Medica-France, SA (b) (c)                                      1,291,195              3        841,908              2
Career Education Corporation                                   1,269,976              3      1,302,606              3
Telos Corporation                                              1,249,154              2      1,249,154              3
Q Clubs, Inc.                                                  1,179,187              2      1,165,047              2
Sicor, Inc. (b)                                                1,137,664              2      1,104,552              2
PPD Development, Inc.                                          1,128,142              2      1,128,142              2
Del Monte Corporation (b)                                      1,108,285              2      1,108,285              2
Silgan Containers Corporation                                  1,099,528              2      1,066,015              2
The Upper Deck Company (b)                                     1,089,165              2      1,089,165              2
The Bon-Ton Stores, Inc.                                       1,082,626              2      1,050,833              2
McLane Company, Inc. (b)                                       1,067,533              2      1,055,934              2
Compucom Systems, Inc. (b)                                     1,056,033              2      1,056,033              2
Childtime Childcare, Inc.                                        960,255              2        952,733              2
Textron, Inc. (b)                                                929,804              2        929,804              2
Jen-Coat, Inc.                                                   907,500              2        907,500              2
ShopRite Supermarkets, Inc. (b)                                  824,010              2        818,521              2
Pacific Logistics, L.P.                                          779,454              2        764,502              2
Orbseal LLC                                                      758,813              2        758,813              2
Other                                                          7,418,576             15      8,394,081             17
                                                             -----------            ---    -----------            ---
                                                             $50,052,113            100%   $49,086,493            100%
                                                             ===========            ===    ===========            ===

(a) Net of minority interest of an affiliate.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

(c) The Carrefour France, SAS and Medica-France, SA interests were acquired in March 2003.

The Company recorded $3,012,000 of other operating income during the nine months ended September 30, 2003 in connection with the termination of a lease on property in Piscataway, New Jersey.

Note 7. Assets Held for Sale and Discontinued Operations:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and gain or loss on sales of real estate for properties sold or held for sale are reflected in the condensed consolidated financial statements as "Discontinued Operations" for all periods presented.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

In July 2003, the Company and Sentry Technology Corporation ("Sentry") entered into a termination agreement at a property in Hauppauge, New York. Under the agreement, Sentry vacated the property in September 2003, and assigned the Company the right to collect rent directly from Sentry's sub-tenants. The sale of the Hauppauge property was completed in April 2004 for approximately $5,924,000, net of selling costs and the Company recognized a gain on sale of $1,372,105. In connection with the sale, CCMT, the lender of the mortgage loan on the property which had been classified as an asset held for sale, consented to the transfer of the loan obligation to the Company's property in Austin, Texas leased to Q Clubs, Inc.

On March 18, 2004, the Company sold a property in Ashburn, Virginia and received $6,691,000, net of selling costs. In connection with the sale, the Company recognized a gain of $381,559.

The Company owns a property in Newark, Delaware formerly leased to Lanxide Corporation. An agreement to sell the Newark property, which had been entered into in May 2004 with a third party, was terminated during the current quarter. The Company is still committed to selling this property, and accordingly, the property is classified as held for sale.

The results of operations for the Newark property, which is classified as held for sale as of September 30, 2004, and the results of operations of properties in Ashburn, Virginia and Hauppauge, New York which properties were sold in March 2004 and April 2004, respectively are included in "Discontinued Operations" and are summarized as follows:

                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                   --------------------------------  -------------------------------
                                                      2004              2003             2004             2003
                                                      ----              ----             ----             ----
Revenues (primarily rental revenues and other
    operating income)                              $    19,950      $   235,789      $   198,673      $ 1,388,609
Expenses (primarily interest on mortgages,
    depreciation and property expenses)                (74,748)        (127,265)        (554,598)      (1,046,882)
Gain on sale of real estate                                  -                -        1,753,664                -
Impairment charge on real estate                             -       (1,000,000)        (150,000)      (1,000,000)
                                                   -----------      -----------      -----------      -----------
    (Loss) income from discontinued operations     $   (54,798)     $  (891,476)     $ 1,247,739      $  (658,273)
                                                   ===========      ===========      ===========      ===========

Note 8. Accounting Pronouncements:

In December 2003, the FASB issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). FIN 46(R) applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46(R) requires additional disclosures. The adoption of FIN 46(R) did not have a material impact on the financial statements as either the unconsolidated joint ventures are not VIEs or for two unconsolidated investments which are VIEs, the Company was not considered the primary beneficiary.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated ("CPA(R):12") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of September 30, 2004 included in this quarterly report and CPA(R):12's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward-looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):12. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):12 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CPA(R):12 that the results or conditions described in such statements or objectives and plans of CPA(R):12 will be achieved. Additionally, a description of CPA(R):12's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

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

How Management Evaluates Results of Operations

Management evaluates the results of CPA(R):12 with a primary focus on the ability to generate cash flow necessary to meet its objectives of increasing its distribution rate to its shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but have no impact on cash flow and on other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation. In determining the distribution rate to shareholders, management considers its assessment of future operations.

Current Developments and Trends

If general economic conditions continue to improve, inflation and interest rates are expected to continue to rise as well. In addition, competition for both real estate properties and for investors' money continues to increase. These trends generally present challenges to the real estate leasing market. Management feels that its strategy of maintaining a diverse portfolio of properties with long-term leases and long-term, fixed rate debt obligations provides investors protection from these trends. In addition, the majority of lease transactions include Consumer Price Index ("CPI") escalation clauses or stated increases that are intended to help protect our investors against potential future inflation.

As of September 30, 2004, CPA(R):12 has cash balances of $10,151,000 which can be used for working capital needs and other commitments and may be used for future real estate purchases. For the nine-month period ended September 30, 2004, cash flow generated from continuing operations and equity investments was not sufficient to fully fund dividends paid, distributions to minority partners, and scheduled mortgage principal payments. Cash flow generated was $20,262,000 and the uses were $24,467,000, representing a net operating shortfall of $4,205,000.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CPA(R):12 is addressing challenges at several underperforming properties (see Lease Revenues below). During the first nine months of 2004, CPA(R):12 has sold two underperforming properties and has reinvested a portion of the proceeds from these sales into new cash generating investments. Management is focused on improving cash flow at several vacant and/or underperforming properties by aggressively working to lease or sell such property and/or work with existing tenants to meet their rental obligations. CPA(R):12's ability to maintain its current dividend rate depends on a successful resolution of these challenges.

Current developments during the quarterly period ended September 30, 2004 include:

In September 2004, the Board of Directors of CPA(R):12 approved the third quarter dividend of $.2067 per share payable on October 15, 2004 to shareholders of record as of September 30, 2004.

On September 28, 2004, CPA(R):12 purchased property in Greenville, South Carolina for $9,188,000 and entered into a net lease with Sunland Distribution Company, Inc. The Sunland lease will initially provide annual rent of $808,000 with 2% increases annually.

RESULTS OF OPERATIONS:

Lease Revenues - For the comparable quarters ended September 30, 2004 and 2003, lease revenues (rental income and interest income from direct financing leases) decreased by $230,000 primarily as the result of lower rent from underperforming properties in Piscataway, New Jersey and San Leandro, California. This was partially offset by rents of approximately $189,000 from scheduled rent increases from 10 leases since September 30, 2003 and $41,000 of rent from the June 2004 expansion of a facility leased to Silgan Containers Manufacturing Corp. The majority of the rent increases are based on formulas where rents are indexed to increases in the CPI. A new lease entered into in September 2004 with Sunland provides annual rent of $808,000.

For the comparable nine-month periods ended September 30, 2004 and 2003, lease revenues decreased $570,000 primarily due to the two underperforming properties, which resulted in a reduction of rental income of $1,191,000. This decrease was partially offset by rent increases at existing properties.

CPA(R):12 faces several challenges including re-leasing or selling the Piscataway property, which has been vacant since January 2004 and the former Scott Companies, Inc. property in San Leandro. Scott entered into liquidation in November 2003. A portion of the former Scott property is currently occupied by several tenants under short-term leases with combined monthly rent of approximately $49,000. Garden Ridge Corporation, the lessee of a retail property in Tulsa, Oklahoma filed a petition of bankruptcy. As part of its reorganization plan, Garden Ridge has entered into a lease modification with CPA(R):12 that is subject to confirmation of the bankruptcy court. Under the modification, Garden Ridge's annual rent would decrease from $940,000 to $742,000 and the initial lease term would be extended five years. Garden Ridge had the option under bankruptcy laws to terminate the lease.

CPA(R):12 has successfully resolved the uncertainty related to its property in Chattanooga, Tennessee which was leased to The Garden Companies, Inc. On October 22, 2004, CPA(R):12 entered into a net lease at the Chattanooga property with Plantation Products Inc., which purchased certain of Garden Companies assets in a bankruptcy proceeding. The lease provides for a two-year term at an annual rent of $606,000. The Garden Companies lease provided for annual rents of $920,000. Due to its financial difficulties, however, Garden Companies had been granted a deferral of a significant portion of the contractual rent so the decrease in contractual rents does not represent a decrease in cash flows from the property relative to the period prior to the asset sale. The new lease with Plantation is a net lease and should eliminate the risk that CPA(R):12 would incur carrying costs of the property. Additionally, in October 2004, CPA(R):12 received a distribution of $747,000 in settlement of its bankruptcy claims against Garden Companies.

Other Operating Income - For the comparable quarters ended September 30, 2004 and 2003, other operating income decreased $418,000 primarily due to $320,000 of other income received in connection with lease termination considerations recognized in the third quarter of 2003, with the remaining amount due to a reduction in reimbursable costs from tenants. Such reimbursable costs are recorded as both revenue and expense and therefore have no impact on net income.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the comparable nine-month periods ended September 30, 2004 and 2003, other operating income decreased $3,145,000 primarily due to the recognition of $3,012,000 of other income in connection with the termination of the lease on the Piscataway property in 2003.

General and Administrative Expense - For the comparable three and nine-month periods ended September 30, 2004 and 2003, general and administrative expenses decreased $381,000 and $766,000, respectively, primarily due to a reduction in several general and administrative expenses, including personnel cost reimbursements and investor related service costs. The decrease was partially offset by increases in state taxes and fees for accounting and auditing services.

Property Expense - For the comparable quarters ended September 30, 2004 and 2003, property expenses decreased $284,000 primarily due to a reduction of $318,000 in the provision for uncollected rents.

For the comparable nine-month periods ended September 30, 2004 and 2003, property expenses increased $741,000 primarily due to absorbing carrying costs at the former Scott property in San Leandro of $321,000 and $211,000 of legal fees. CPA(R):12's asset management and performance fees also increased $467,000, which was caused by both the annual third party evaluation of its portfolio as of December 31, 2003 and the growth of CPA(R):12's asset base. These increases were partially offset by lower provisions for uncollected rents.

Income From Equity Investments - For the comparable quarters ended September 30, 2004 and 2003, income from equity investments increased $171,000. For the comparable nine-month periods ended September 30, 2004 and 2003, income from equity investments increased $959,000 primarily due to acquiring interests in properties leased to Starmark Camhood LLC in February 2003 and Medica-France, SA and Carrefour France, SAS in March 2003. A distribution facility in Grand Rapids, Michigan held as an equity investment had been vacant due to the termination of a lease with Fleming Companies since March 2003, pursuant to Fleming's bankruptcy. On January 1, 2004, The Retail Distribution Group entered into a lease at the Grand Rapids property at an initial annual rent of $903,000 of which the Company's share is $361,000. The lease has an initial term through August 2009. The Retail Distribution lease is subject to adjustments because Retail Distribution vacated another property, which is still subject to lease. The adjustments will be reduced for the sublease rentals Retail Distribution receives from the other property.

Interest Expense - For the three and nine-month periods ended September 30, 2004, interest expense decreased $106,000 and $387,000, respectively, from the comparable prior year periods primarily as a result of a $4,417,000 decrease in mortgage balances, all of which provide for scheduled mortgage principal payments.

Net Income - For the comparable quarters ended September 30, 2004 and 2003, net income increased $1,269,000 primarily due to a lower loss from discontinued operations and lower property and general and administrative expenses. For the comparable nine-month periods ended September 30, 2004 and 2003, net income decreased $701,000 primarily due to the recognition of lease termination income of $3,012,000 in 2003, which was partially offset by reductions in general and administrative expenses as well as gains from the sales of properties which were classified as discontinued operations.

FINANCIAL CONDITION:

Uses of Cash During the Period

There has been no material change in CPA(R):12's financial condition since December 31, 2003. Management believes CPA(R):12 has sufficient cash balances to meet its existing working capital needs. CPA(R):12's ability to maintain its current dividend rate depends on successfully resolving cash flow challenges at several underperforming properties (see Current Developments and Trends and Lease Revenues above). CPA(R):12's use of cash during the period is described below.

Operating Activities - One of CPA(R):12's objectives is to use the cash flow from net leases (including its equity investments) to meet operating expenses, service debt and fund dividends to shareholders. Cash flows from continuing operations and equity investments of $20,262,000 were not fully sufficient to pay dividends to

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

shareholders of $18,860,000, meet scheduled mortgage principal installments of $4,417,000 and distribute $1,190,000 to minority interest partners. Annual distributions from two equity investments in France are scheduled to be paid in the fourth quarter. Those distributions, subject to fluctuations in foreign currency exchange rates, are expected to approximate $1,350,000. There is no assurance that cash flow from operating activities will be sufficient to meet CPA(R):12's operating and dividend objectives for an extended period, and, therefore, management will continue to assess whether the dividend rate can be maintained.

Annual operating cash flow may benefit as management continues to focus on increasing performance at underperforming properties through leases with new tenants or property sales, such as the two sales completed during the first nine months of 2004. New leases with Silgan, an existing tenant, and Sunland Distribution were entered into in June and September 2004, respectively, and are expected to contribute additional annual cash flow of $941,000. The prepayment of a loan in October 2004 will reduce annual debt service obligations by $292,000. Scheduled rent increases on several properties during 2004 and 2005 should also result in additional cash from operations.

Investing Activities - CPA(R):12's investing activities are generally comprised of real estate purchases, payment of its annual installment of deferred acquisition fees and receipt of proceeds from the sale of property. Proceeds from the sales of properties were $12,615,000 consisting of $6,691,000 related to the Ashburn, Virginia property and $5,924,000 related to the Hauppauge, New York property. CPA(R):12 also received $1,430,000 from the final payment of sale proceeds from a 2003 sale of a portion of an interest in the Carrefour France, SAS properties to an affiliate. The annual installment of deferred acquisition fees was paid in January 2004 and approximated $1,467,000. Other cash outlays included $10,668,000 for real estate purchases and capitalized costs, primarily related to the Silgan and Sunland Distribution properties.

Financing Activities - In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, CPA(R):12 obtained $1,665,000 as a result of issuing shares through its Distribution Reinvestment and Share Purchase Plan, and used $2,107,000 to purchase treasury shares.

All of CPA(R):12's mortgages are limited recourse and bear interest at fixed rates. Accordingly, CPA(R):12's cash flow should not be adversely affected by increases in interest rates, which are near historical lows. CPA(R):12 may seek to refinance maturing or recently paid-off mortgage debt with new property-level financing. There is no assurance that existing debt will be refinanced at lower rates of interest as such debt matures. Many of the loans restrict CPA(R):12's ability to prepay a loan or provide for payment of premiums if paid prior to its scheduled maturity, but allow defeasance of the loan, that is, a deposit is made to service the loan commitment even if the underlying property is sold.

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

Cash Resources

As of September 30, 2004, CPA(R):12 has $10,151,000 in cash and cash equivalents that can be used for working capital needs and other commitments, and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties with a carrying value of $27,861,000 as of September 30, 2004 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (CPA(R):12 has no mortgage balloon payments scheduled until August 2005 and October 2005 for $2,460,000 and $1,688,000, respectively), paying dividends to shareholders, making distributions to minority partners as well as other normal recurring operating expenses. CPA(R):12 may also seek to use its cash to purchase new properties to further diversify its portfolio and maintain cash balances sufficient to meet working capital needs. Based on its current cash balances, CPA(R):12 may use existing cash reserves to satisfy the balloon payment obligations.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CPA(R):12's ability to sustain its dividend on a long-term basis will be affected by its ability to generate cash from its underperforming properties, including properties in Piscataway and San Leandro and the ability of Garden Ridge to successfully reorganize and emerge from bankruptcy. The agreed-upon restructuring of the Garden Ridge lease will be effective only when its bankruptcy plan is confirmed by the Bankruptcy Court and the modified lease should enhance Garden Ridge's ability to meet its business objectives in which event it will be better able to meet its lease commitment on a long-term basis. Management is aggressively seeking to re-lease or sell its vacant properties in order to generate cash and reduce or eliminate absorbing carrying costs on such properties.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):12's contractual obligations and commitments as of September 30, 2004 is as follows:

(in thousands)                              Total         2004         2005         2006         2007         2008      Thereafter
                                            -----         ----         ----         ----         ----         ----      ----------
Obligations:
  Mortgage notes payable (1)               $179,789     $  1,536     $ 10,447     $ 11,539     $ 24,546     $ 18,049     $113,672
  Deferred acquisition fees                   5,403            -        1,420        1,249          855          602        1,277
  Subordinated disposition fees               1,784            -            -            -            -            -        1,784
Commitments:
  Share of minimum rents payable under
     office cost-sharing agreement            3,236           34          201          228          270          270        2,233
                                           --------     --------     --------     --------     --------     --------     --------
                                           $190,212     $  1,570     $ 12,068     $ 13,016     $ 25,671     $ 18,921     $118,966
                                           ========     ========     ========     ========     ========     ========     ========

(1) Mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

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

CPA(R):12 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2004 the interests in CCMT had a fair value of $8,221,000. CPA(R):12 also owns marketable equity securities of Proterion Corporation and Sentry Technology Corporation, which based on their quoted per share prices had a fair value of $136,000 as of September 30, 2004.

All of CPA(R):12's $179,789,000 long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of September 30, 2004 ranged from 5.15% to 8.75%.

(in thousands)              2004         2005         2006        2007        2008     Thereafter     Total      Fair Value
                            ----         ----         ----        ----        ----     ----------     -----      ----------
Fixed rate debt            $1,536      $10,447      $11,539     $24,546     $18,049     $113,672     $179,789     $182,947
Average interest rate        7.37%        7.70%        7.73%       7.57%       6.72%        7.54%

A change in interest rates of 1% would not have an effect on annual interest expense as CPA(R):12 has no variable rate debt. A change in interest rates of 1% would impact the fair value of CPA(R):12's fixed rate debt at September 30, 2004 by approximately $7,600,000.

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

Item 4. - CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2004.

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

There have been no changes during the most recent fiscal quarter in the Company's internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART II

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   (a)For the three and nine-month periods ended September 30, 2004, 78,327 and 230,294 shares, respectively, were issued to the Advisor as consideration for performance fees and 49,696 and 144,074 shares, respectively, were issued pursuant to CPA(R):12's Distribution Reinvestment and Share Purchase Plan. Shares were issued at per share amounts, which ranged from $10.60 to $11.70.

   (c)Issuer Purchases of Equity Securities

                                                                                    Total Number of Shares
                                                                                     Purchased as Part of
                                          Total Number of        Average Price        Publicly Announced
        Period                            Shares Purchased       Paid Per Share      Plans or Programs (1)
        ------                            ----------------       --------------      ---------------------
January 1, 2004 - January 31, 2004            47,825               $ 10.07                    N/A
February 1, 2004 - February 29, 2004               -                     -                    N/A
March 1, 2004 - March 31, 2004                 1,200                 10.07                    N/A
April 1, 2004 - April 30, 2004                73,583                 10.00                    N/A
May 1, 2004 - May 31, 2004                         -                     -                    N/A
June 1, 2004 - June 30, 2004                       -                     -                    N/A
July 1, 2004 - July 31, 2004                  74,217                 11.12                    N/A
August 1, 2004 - August 31, 2004               1,250                 11.12                    N/A
September 1, 2004 - September 30, 2004         3,500                 11.12                    N/A
                                             -------
      Total                                  201,575
                                             =======

(1) All shares were purchased pursuant to the Company's redemption plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company's Board of Directors.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2004, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS

            31.1  Certification of Co-Chief Executive Officers

            31.2  Certification of Chief Financial Officer

            32.1  Certification of Co-Chief Executive Officers Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

      11/5/2004                         By: /s/ John J. Park
      ---------                             -----------------------------------
        Date                                    John J. Park
                                                Managing Director and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

      11/5/2004                         By: /s/ Claude Fernandez
      ---------                             -----------------------------------
        Date                                    Claude Fernandez
                                                Managing Director and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)