Form 10-K
period 2004-12-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2005-03-16
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 033-68728

                            -------------------------

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                                  13-3726306
       (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

         50 ROCKEFELLER PLAZA                              10020
          NEW YORK, NEW YORK                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

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

                            -------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

      Registrant has no active market for its common stock as of March 8, 2005. Non-affiliates held 28,717,406 shares as of March 8, 2005.

      As of March 8, 2005, there are 30,660,862 shares of common stock of Registrant outstanding.

      The Registrant incorporates by reference its definitive Proxy Statement with respect to its 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I

This Annual Report on Form 10-K contains certain forward-looking statements relating to Corporate Property Associates 12 Incorporated. As used in this Annual Report on Form 10-K, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 12 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in "Factors Affecting Future Operating Results." Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or our objectives and plans will be achieved.

(In thousands except share and per share amounts)

ITEM 1. BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS

Overview

We are a real estate investment trust ("REIT") that invests in commercial properties leased to companies domestically and internationally. As of December 31, 2004, our portfolio consisted of 120 properties leased to 51 tenants and totaled more than 9.5 million square feet.

Our core investment strategy is to own and manage our existing portfolio of properties leased to a diversified group of companies on a single tenant net lease basis, to maximize shareholder returns. Additional properties may be bought and net leased if appropriate opportunities arise. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. We also have generally included in our leases:

      - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index ("CPI") or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

      -     indemnification for environmental and other liabilities; and

      -     guarantees from parent companies.

We were formed as a Maryland corporation on July 30, 1993. Between February 1994 and September 1997, we sold a total of 28,334,451 shares of common stock for a total of $283,345 in offering proceeds. We also raised an additional $10,000 through a private placement of our common stock in January 2001. These proceeds have been combined with limited recourse mortgage debt to purchase our property portfolio. As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

W. P. Carey & Co. LLC ("WPC"), our advisor, provides us with both strategic and day-to-day management, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. WPC also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to WPC and also reimburse WPC for certain expenses. WPC also serves in this capacity for Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15"), Corporate Property Associates 16 - Global Incorporated ("CPA(R):16 -Global") and Carey Institutional Properties Incorporated ("CIP(R)") until its merger with CPA(R):15 in September 2004, (collectively, including us, the "CPA(R) REITs"). WPC is a publicly-traded company on the New York Stock Exchange under the symbol "WPC."

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2004, we had no employees. WPC employs 129 individuals who are available to perform services for us.

Significant Developments During 2004

ACQUISITIONS. On June 30, 2004, we acquired a newly constructed manufacturing and distribution warehouse facility from Silgan Containers Manufacturing Corp. in Fort Dodge, Iowa. This facility, represents an expansion of an existing property leased to Silgan. The cost was $1,424 and the terms provided for an extension of the original master lease of three Silgan properties to 2020. Under the terms of this agreement, initial annual rent increased to $1,554 with rent increases every five years beginning July 2007 based on increases in the CPI.

On September 28, 2004, we purchased property in Greenville, South Carolina for $9,188 and entered into a net lease with Sunland Distribution Company, Inc. The lease has an initial term of 15 years with two ten-year renewal options and provides for initial annual rent of $808. The lease provides for annual rent increases of 2%.

RE-LEASING OR SALE OF UNDERPERFORMING PROPERTY. In October 2004, we entered into a net lease with Plantation Products Inc., for our property in Chattanooga, Tennessee, which had been leased to The Garden Companies, Inc. Plantation purchased certain of The Garden Companies' assets in a bankruptcy proceeding. The lease provides for a two-year term at an annual rent of $606 (see Results of Operations section within Management's Discussion and Analysis).

In January 2004, we entered into a new net lease with The Retail Distribution Group for the former Fleming Companies property in Grand Rapids, Michigan. We own a 40% interest in this property. The lease has an initial term through August 2009 and provides for initial annual rent of $903, of which our share is $361. The lease provides for reductions to its rent as it vacated another property in order to lease the Grand Rapids property. Any reductions to rent will be adjusted for any rentals Retail Distribution receives from the other property or upon sale of the other property.

In December 2004, we entered into a contract with a third party to sell our Newark, Delaware property for $3,000. This property had been previously leased to Lanxide Corporation. We expect this transaction to close during the first quarter of 2005 and result in a gain of approximately $200, excluding impairment charges of $5,431 previously recorded against this property.

DISPOSALS. On March 18, 2004, we sold a property in Ashburn, Virginia and received $6,691, net of selling costs. In connection with the sale, we recognized a gain of $382.

We completed the sale of an underperforming property located in Hauppauge, New York in April 2004 for proceeds of $5,924, net of selling costs. This property was underperforming as a result of a lease termination agreement entered into with the tenant in July 2003, whereby the tenant vacated the property in September 2003. We recognized a gain on the sale of approximately $1,372.

SEC INVESTIGATION. As previously reported by WPC, WPC and Carey Financial Corporation ("Carey Financial"), the wholly-owned broker-dealer subsidiary of WPC, are currently subject to an investigation by the United States Securities and Exchange Commission ("SEC") into payments made to third party broker dealers in connection with the distribution of REITs managed by WPC and other matters. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect WPC and the REITs managed by WPC, including us. See Item 3 - Legal Proceedings for a discussion of this investigation.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

We operate in one industry segment, investment in net leased real property. For the year ended December 31, 2004, Applied Materials, Inc. represented 10% of our total operating revenue. Applied Materials is publicly traded (under the symbol "AMAT") and files financial information with the SEC.

(c) NARRATIVE DESCRIPTION OF BUSINESS

Business Objectives and Strategy

We seek to:

      - Own a diversified portfolio of net-leased real estate that will increase in value;

      - Provide increasing revenue rental streams by generally including scheduled rent increases in our leases;

      -     Fund dividends to shareholders; and

      - Increase the value of the equity in our real estate by making regular mortgage principal payments.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

We seek to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant and tenant industry.

Although our portfolio is substantially invested and we do not expect to make new significant acquisitions in the future, it is possible that we will make acquisitions from time to time.

Asset Management

We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

WPC monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. WPC reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, WPC periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

Holding Period

We intend to hold each property we acquire for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for our shareholders. If our common stock is not listed for trading on a national securities exchange or included for quotation on NASDAQ, our intention is to generally begin selling properties within ten years after the proceeds of the public offering are substantially invested, subject to market conditions. Pursuant to this intention, our board of directors will begin considering liquidity alternatives for us over the course of the next year or two. For two prior REITs managed by WPC, listing on NASDAQ was not pursued. The board of directors will consider whether to list the shares, liquidate or devise an alternative liquidity strategy.

Financing Strategies

Consistent with our investment policies, we use leverage when available on favorable terms. All of our mortgages are limited recourse and bear interest at fixed rates. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates, which are near historical lows. We may seek to refinance maturing or recently paid-off mortgage debt with new property-level financing. There is no assurance that existing debt will be refinanced at lower rates of interest as such debt matures. Many of the loans restrict our ability to prepay a loan or provide for payment of premiums if paid prior to the scheduled maturity, but allow defeasance of the loan, that is, a deposit is made to service the loan commitment even if the underlying property is sold.

A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will allow us to limit the exposure of all of our assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will help us to meet our short-term and long-term liquidity needs and will help to diversify our portfolio and, therefore, reduce concentration of risk in any particular lessee.

WPC continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Investment Strategies

In analyzing potential investments, WPC reviews many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential investment can be structured to satisfy our investment criteria. The aspects of a transaction which are reviewed and structured by WPC include the following:

TENANT EVALUATION. WPC evaluates each potential tenant for its credit, management, position within its industry, operating history and profitability. WPC generally seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, we can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of our properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). WPC may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a security deposit which may be in the form of a letter of credit or cash, or through a guarantee of lease obligations from the tenant's corporate parent. While WPC will select tenants it believes are creditworthy, tenants will not be required to meet any minimum rating established by an independent credit rating agency. WPC's and the investment committee's standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant, case by case basis. Therefore, general standards for creditworthiness cannot be applied.

LEASES WITH INCREASING RENTS. WPC seeks to include clauses in our leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the CPI, or mandated rental increases on specific dates, or in the case of retail stores, participation in gross sales above a stated level.

PROPERTIES IMPORTANT TO TENANT OPERATIONS. WPC, on our behalf, generally seeks to invest in properties with operations that are essential or important to the ongoing operations of the tenant. We believe that these properties provide better protection if a tenant files for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. WPC also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, we can either continue operating the business conducted at the property or re-lease the property to another entity in the same industry as the tenant which can operate the property profitably.

LEASE PROVISIONS THAT ENHANCE AND PROTECT VALUE. When available, WPC attempts to include provisions in our leases that require our consent to certain tenant activity or require the tenant to satisfy certain operating tests. These provisions could include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant without our consent and indemnification from the tenant against environmental and other contingent liabilities.

DIVERSIFICATION. WPC seeks to diversify our portfolio of properties to avoid dependence on any one particular tenant or tenant industry, which also generally results in diversification by type of facility and geographic location. Diversification, to the extent achieved, helps reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic location.

INVESTMENT COMMITTEE. WPC has an investment committee that provides services to both the CPA(R) REITs and WPC. As a transaction is structured, it is evaluated by the chairman of the investment committee with respect to the potential tenant's credit, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired, the transaction is reviewed by the investment committee to ensure that it satisfies the investment criteria. For transactions that meet the investment criteria, the investment committee has sole discretion as to which CPA(R) REIT or if WPC will hold the investment. In cases where the investment committee determines that two or more entities among the CPA(R) REITs and WPC should hold the investment, the independent directors of each participating CPA(R) REIT (and the WPC directors if WPC participates) must also approve the transaction.

The investment committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. WPC places special emphasis on having experienced individuals serve on its investment committee and we do not invest in a transaction unless it is approved by the investment committee.

The following people serve on the investment committee:

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

      - George E. Stoddard, Chairman (1), was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) programs for over 20 years.

      - Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

      - Nathaniel S. Coolidge (1) previously served as Senior Vice President -- Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing fixed income investments for Hancock, its affiliates and outside clients.

      - Lawrence R. Klein (1) is the Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies.

      - Ralph F. Verni (1) is a private investor and business consultant and formerly Chief Investment Officer of The New England Mutual Life Insurance Company.

      - Karsten von Koller (1) was formerly Chairman and Member of the Board of Managing Directors of Eurohypo AG, the leading commercial real estate financing company in Europe.

      (1) Investment committee member also serves as a director of WPC.

Competition

We face competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants.

Environmental Matters

Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. Our leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

We typically undertake an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by third party environmental consulting and engineering firms for all properties acquired by us. Where we believe them to be warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. We may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. We normally require property sellers to indemnify us fully against any environmental problem existing as of the date of purchase. Additionally, we often structure our leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, we may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate our statutory liability or preclude claims against us by governmental authorities or

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

persons who are not a party to the arrangement. Contractual arrangements in our leases may provide a basis for us to recover from the tenant damages or costs for which we have been found liable.

Factors Affecting Future Operating Results

Our future results may be affected by certain risks and uncertainties including the following:

WE ARE SUBJECT TO THE RISKS OF REAL ESTATE OWNERSHIP WHICH COULD REDUCE THE VALUE OF OUR PROPERTIES.

Our performance and asset value are subject to risks incident to the ownership and operation of net leased industrial and commercial property, including:

      -     Changes in the general economic climate;

      - Changes in local conditions such as an oversupply of space or reduction in demand for real estate;

      -     Changes in interest rates and the availability of financing; and

      - Changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

WE MAY HAVE DIFFICULTY RE-LEASING OR SELLING OUR PROPERTIES.

Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations, such as a property's location and/or local economic conditions, may affect our ability to re-lease or sell properties without adversely affecting returns to our shareholders.

THE INABILITY OF A TENANT IN A SINGLE TENANT PROPERTY TO PAY RENT WILL REDUCE OUR REVENUES.

Most of our properties are each occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

IF OUR TENANTS ARE HIGHLY LEVERAGED, THEY MAY HAVE A HIGHER POSSIBILITY OF FILING FOR BANKRUPTCY OR INSOLVENCY.

Of tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions, those that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent.

THE BANKRUPTCY OR INSOLVENCY OF TENANTS MAY CAUSE A REDUCTION IN REVENUE.

Bankruptcy or insolvency of a tenant could cause:

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

The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year's lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years' lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net-lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

property, but might have additional rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but would instead entitle us to "adequate protection," a bankruptcy concept that applies to protect against further decrease in the value of the property if the value of the property is less than the balance owed to us.

As a general rule, insolvency laws outside the United States are not as favorable to reorganization or to the protection of a debtor's rights as tenants under a lease as are the laws in the United States. Our rights to terminate a lease for default are more likely to be enforceable in countries other than the United States, while a debtor/tenant or its insolvency representative is less likely to have rights to force continuation of lease without our consent. Nonetheless, most such laws would permit a tenant or an appointed insolvency representative to terminate a lease if it so chose.

However, because the bankruptcy laws of the United States are considered to be more favorable to debtors and to their reorganization, entities which are not ordinarily perceived as United States entities may seek to take advantage of the United States bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the United States bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the United States. If a tenant became a debtor under the United States bankruptcy laws, then it would have the option of continuing or terminating any unexpired lease. Prior to taking the requisite procedural steps to continue or terminate an unexpired lease, the tenant (or its trustee if one has been appointed) must timely perform all obligations of the tenant under the lease.

The programs managed by WPC or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including two international tenants). Four of the other fourteen CPA(R) programs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

OUR TENANTS GENERALLY WILL NOT HAVE ACCESS TO TRADITIONAL SOURCES OF CREDIT, WHICH MAY CREATE A HIGHER RISK OF LEASE DEFAULTS AND THEREFORE LOWER REVENUES.

Generally, no credit rating agencies evaluate or rank the debt or the credit risk of many of our tenants, as we seek tenants that we believe will have stable or improving credit profiles that have not been recognized by the traditional credit market. Our long-term leases with certain of these tenants may therefore pose a higher risk of default.

THERE IS NOT, AND MAY NEVER BE A PUBLIC MARKET FOR OUR SHARES, SO IT WILL BE DIFFICULT FOR SHAREHOLDERS TO SELL SHARES QUICKLY.

There is no current public market for the shares and, therefore, it will be difficult for shareholders to sell their shares promptly. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell shares to someone in those states. The shares should be considered as a long-term investment only.

LIABILITY FOR UNINSURED LOSSES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Losses from disaster-type occurrences (such as wars, terrorist activities or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties, which in turn could cause the value of the shares and distributions to shareholders to be reduced.

POTENTIAL LIABILITY FOR ENVIRONMENTAL MATTERS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

We may own industrial and commercial properties that will cause us to be subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on us:

      - Responsibility and liability for the cost of removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

      - Liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances; and

      - Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

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

OUR USE OF DEBT TO FINANCE ACQUISITIONS COULD ADVERSELY AFFECT OUR CASH FLOW.

Most of our property acquisitions are made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a limited recourse basis to limit our exposure on any property to the amount of equity invested in the property. We generally borrow approximately 60% of the purchase price of our properties. There is no limitation on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties without board approval.

BALLOON PAYMENT OBLIGATIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to refinance the mortgage or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Scheduled balloon payments, including our pro rata share of mortgage obligations on equity investees, for the next five years are as follows:

         2005 - $4,120
         2006 - $5,238
         2007 - $18,498
         2008 - $16,862
         2009 - $52,361

THE INTERNAL REVENUE SERVICE MAY TREAT SALE-LEASEBACK TRANSACTIONS AS LOANS, WHICH COULD JEOPARDIZE OUR REIT STATUS.

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

FAILURE TO QUALIFY AS A REIT WOULD ADVERSELY AFFECT OUR OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS.

If we fail to qualify as a REIT in any taxable year, we would be subject to United States federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT status. Failing to obtain, or losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional United States tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.

THE LIMIT ON THE NUMBER OF OUR SHARES A PERSON MAY OWN MAY DISCOURAGE A
TAKEOVER.

Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group in order to meet REIT qualification rules. These restrictions may discourage a change of control and may deter individuals or entities from making tender offers for shares, which offers might be financially attractive to shareholders or which may cause a change in our management.

OUR BOARD OF DIRECTORS MAY CHANGE OUR INVESTMENT POLICIES WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ALTER THE NATURE OF YOUR INVESTMENT.

Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the shareholders. These policies may change over time. The

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of an investment in our shares could change without shareholder consent.

WE MAY NEED TO USE LEVERAGE TO MAKE DISTRIBUTIONS.

We may incur indebtedness if necessary to satisfy the requirement that we distribute at least 90% of our real estate investment trust taxable income or otherwise, as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. In such an event, it is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with generally accepted accounting principles.

A CHANGE IN ACCOUNTING STANDARDS REGARDING OPERATING LEASES MAY MAKE THE LEASING OF FACILITIES IN THE FUTURE LESS ATTRACTIVE TO OUR POTENTIAL TENANTS, WHICH COULD REDUCE OVERALL DEMAND FOR OUR LEASING SERVICES.

Under Statement of Financial Accounting Standard No. 13 "Accounting for Leases," if the present value of a company's minimum lease payments equal 90% or more of a property's fair value, the lease is classified as a capital lease, and the lease obligation is included as a liability on the company's balance sheet. However, if the present value of the minimum lease payments is less than 90% of the property's value, the lease is considered an operating lease, and the obligation does not appear on the company's balance sheet, but rather in the footnotes thereto. Thus, entering an operating lease can appear to enhance a tenant's balance sheet. The SEC is currently conducting a study of off-balance-sheet financing, including leasing, and the Financial Accounting Standards Board has recently indicated that it is considering addressing the issue. If the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into new leases because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into new leases on terms we find favorable.

OUR SUCCESS IS DEPENDENT ON THE PERFORMANCE OF WPC.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of WPC in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. Shareholders must rely entirely on the management ability of WPC and the oversight of the board of directors. The past performance of WPC managed partnerships and REITs may not be indicative of the performance of WPC with respect to us. We cannot guaranty that WPC will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.

WPC MAY BE SUBJECT TO CONFLICTS OF INTEREST.

WPC manages our business and selects our real estate investments. WPC has some conflicts of interest in its management of us, which arise primarily from the involvement of WPC and its affiliates in other activities that may conflict with us and the payment of fees by us to WPC and its affiliates. The activities in which a conflict could arise between us and WPC are:

      - competition with certain affiliates for property acquisitions, which may cause WPC and its affiliates to direct properties suitable for us to other related entities or to itself;

      - the receipt of compensation by WPC and its affiliates for property purchases, leases, sales and financing for us, which may cause WPC and its affiliates to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

      - agreements between us and WPC or any of its affiliates, including agreements regarding compensation of WPC and its affiliates, will not be negotiated on an arm's length basis as would occur if the agreements were with unaffiliated third parties;

      - purchases and loans from affiliates, subject to our investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

      - disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor's desire to sell a property and our plans to hold or sell the property; and

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

      - WPC allocates expenses it incurs in connection with providing services to us and other affiliated entities pursuant to methodologies and procedures developed by it, and based on its judgment, which methodologies may have the effect of favoring WPC and other affiliates at our expense.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by WPC and/or its affiliates, which may reduce our cash available for distributions to shareholders and may negatively impact the distribution rate.

MARYLAND LAW COULD RESTRICT CHANGE IN CONTROL.

Provisions of Maryland law applicable to us prohibit business combinations with:

      - any person who beneficially owns 10% or more of the voting power of outstanding shares;

      - an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, referred to as an interested shareholder; or

      -     an affiliate of an interested shareholder.

These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders' interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder.

OUR PARTICIPATION IN JOINT VENTURES CREATES ADDITIONAL RISK.

We may participate in joint ventures and purchase properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that WPC or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

INTERNATIONAL INVESTMENT RISKS, INCLUDING CURRENCY FLUCTUATION, ADVERSE POLITICAL OR ECONOMIC DEVELOPMENTS, LACK OF UNIFORM ACCOUNTING STANDARDS (INCLUDING AVAILABILITY OF INFORMATION IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES), UNCERTAINTY OF FOREIGN LAWS AND THE DIFFICULTY OF ENFORCING CERTAIN OBLIGATIONS IN OTHER COUNTRIES MAY AFFECT OUR OPERATIONS AND OUR ABILITY TO MAKE DISTRIBUTIONS.

We own interests in properties in France and we may purchase additional properties located outside the United States. Foreign real estate investments involve certain risks not generally associated with investments in the United States. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Any such events may adversely affect our performance and or impair our ability to make expected distributions to shareholders. In addition, there is less publicly available information about foreign companies and a lack of a uniform financial accounting standards and practices (including the availability of information in accordance with accounting principles generally accepted in the United States of America) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries.

WE MAY INCUR COSTS TO FINISH BUILD-TO-SUIT PROPERTIES.

We may sometimes acquire undeveloped or partially developed land parcels for the purpose of owning to-be-built facilities for a prospective tenant. Often, completion risk, cost overruns and on-time delivery are the obligations of the prospective tenant. To the extent that the tenant or the third-party developer experiences financial difficulty or other complications during the construction process, we may be required to incur project costs to complete all or part of the project within a specified time frame. The incurrence of these costs or the non-occupancy by the tenant may reduce the project's and our portfolio's returns.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

THE NET ASSET VALUE WILL BE BASED ON INFORMATION THAT OUR ADVISOR PROVIDES TO A THIRD PARTY.

Our asset management and performance fees are based on an annual third party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided by the advisor. Because net asset value is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a shareholder will realize net asset value in connection with any liquidity event.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Note 16 of the consolidated financial statements for financial data pertaining to our segment and geographic operations.

(e) AVAILABLE INFORMATION

All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments, are available for free on our website as soon as reasonably practicable after they are filed or furnished to the SEC. Our website address is http://www.cpa12.com. Our SEC filings are available to be read or copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC's Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Report or other filings with the SEC, and the information contained on our website is not part of this document.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Item 2. Properties.

Set forth below is certain information relating to our properties owned as of December 31, 2004.

                                                                                        RENT PER      SHARE OF
                 LEASE OBLIGOR/                          OWNERSHIP            SQUARE     SQUARE       CURRENT
                    LOCATION                            INTEREST(1)           FOOTAGE     FOOT    ANNUAL RENTS(2)
------------------------------------------------  ----------------------     ---------  --------  ----------------
APPLIED MATERIALS, INC. (ETEC SYSTEMS, INC.) (3)
 Hayward, CA                                      Majority interest in a
                                                    limited liability
                                                      company owning
                                                 land and building(5),(12)     342,233    24.12     6,698,936

CARREFOUR FRANCE, SAS(3)
 Cholet, Ploufragan, Colomiers, Crepy en          27.125% interest in a
 Vallois, Lens, Nimes, and Thuit Hebert,            limited  liability
 France Nimes Rue Soufflot                            company owning         2,551,833     5.95    $4,107,256(8)
                                                    land and buildings (12)    388,265     6.05       637,290
                                                                             ---------             ----------
                                  Total:                                     2,940,098              4,744,546

ADVANCED MICRO DEVICES, INC. (3)
 Sunnyvale, CA                                    33 1/3% interest in a        361,965    27.01     3,258,938
                                                    limited liability
                                                      company owning
                                                    land and buildings (12)

STARMARK CAMHOOD, L.L.C. (3)
 Tampa and Boca Raton, FL; Newton, MA;              15% interest in a        1,652,151    11.06     2,740,860
 Bloomington (2), Brooklyn Center, Bumsville,       limited liability
 Eden Prairie (2), Fridley, Minnetonka and St.        company owning
 Louis Park, MN; Albuquerque, NM (4)                land and buildings (12)

DICK'S SPORTING GOODS, INC. (3, 10)
 Lombard, IL; Fairfax, VA                                  100%                197,245    12.83     2,531,619

SPECTRIAN CORPORATION (3)
 Sunnyvale, CA (2)                                         100%                141,787    15.07     2,136,344

PERRY JUDD'S INCORPORATED (3)
 Baraboo and Waterloo, WI                                  100%                899,476     2.31     2,077,762

SPECIAL DEVICES, INC. (3)
 Moorpark, CA; Mesa, AZ                             50% as tenant-in-
                                                          common (12)          249,276    16.36     2,038,514

MEDICA-FRANCE, SA (3)
 Paris, Rueil Malmaison, Sarcelles, Poissy,         35% interest in a
 Chatou, and Rosny sous Bois, France                limited liability
                                                      company owning
                                                    land and buildings (12)    336,889    16.63     1,961,237(8)

BEST BUY CO., INC. (3)
 Fort Collins, CO; Matteson and Schaumburg, IL;     37% interest in a
 Attleboro, MA; Nashua, NH; Albuquerque, NM;       limited partnership
 Arlington, Beaumont, Dallas, Fort Worth and         owning land and
 Houston, TX; Virginia Beach, VA                        buildings (12)         512,278     9.94     1,883,163

WESTELL TECHNOLOGIES, INC. (3)
 Aurora, IL                                                100%                210,877     8.80     1,855,257

TRUE VALUE COMPANY (3)
 Kingman, Arizona; Springfield, Oregon;           15% interest in three
 Fogelsville, Pennsylvania; Jonesboro, Georgia;    limited partnerships
 Kansas City, Missouri; Woodland, California;        owning land and
 Corsicana, Texas                                       buildings (12)       3,628,156     3.36     1,827,461

CAREER EDUCATION CORPORATION (3)
 Mendota Heights, MN                                       100%                136,400    12.70     1,731,728

                 LEASE OBLIGOR/                   INCREASE    LEASE      MAXIMUM
                    LOCATION                       FACTOR     TERM        TERM
------------------------------------------------  --------  ---------  ----------
APPLIED MATERIALS, INC. (ETEC SYSTEMS, INC.) (3)
 Hayward, CA                                        CPI     Sep. 2014  Jan. 2030

CARREFOUR FRANCE, SAS(3)
 Cholet, Ploufragan, Colomiers, Crepy en
 Vallois, Lens, Nimes, and Thuit Hebert,
 France                                           INSEE(9)  Dec. 2011  Dec. 2011
 Nimes Rue Soufflot                               INSEE(9)  Nov. 2012  Nov. 2012


                                  Total:

ADVANCED MICRO DEVICES, INC. (3)
 Sunnyvale, CA                                      CPI     Dec 2018   Dec 2038

STARMARK CAMHOOD, L.L.C. (3)
 Tampa and Boca Raton, FL; Newton, MA;
 Bloomington (2), Brooklyn Center, Bumsville,
 Eden Prairie (2), Fridley, Minnetonka and St.
 Louis Park, MN; Albuquerque, NM (4)                CPI     Feb. 2023  Feb. 2053

DICK'S SPORTING GOODS, INC. (3, 10)
 Lombard, IL; Fairfax, VA                          Stated   Dec. 2020  Dec. 2060

SPECTRIAN CORPORATION (3)
 Sunnyvale, CA (2)                                  CPI     Nov. 2011  Nov. 2026

PERRY JUDD'S INCORPORATED (3)
 Baraboo and Waterloo, WI                          Stated   Dec. 2017  Dec. 2032

SPECIAL DEVICES, INC. (3)
 Moorpark, CA; Mesa, AZ                             CPI     Jun. 2021  Jun. 2041

MEDICA-FRANCE, SA (3)
 Paris, Rueil Malmaison, Sarcelles, Poissy,
 Chatou, and Rosny sous Bois, France              INSEE(9)  Jun. 2010  Jun. 2010

BEST BUY CO., INC. (3)
 Fort Collins, CO; Matteson and Schaumburg, IL;
 Attleboro, MA; Nashua, NH; Albuquerque, NM;
 Arlington, Beaumont, Dallas, Fort Worth and
   Houston, TX; Virginia Beach, VA                 Stated   Apr. 2018  Apr. 2038

WESTELL TECHNOLOGIES, INC. (3)
 Aurora, IL                                        Stated   Sep. 2017  Sep. 2027

TRUE VALUE COMPANY (3)
 Kingman, Arizona; Springfield, Oregon;
 Fogelsville, Pennsylvania; Jonesboro, Georgia;
 Kansas City, Missouri; Woodland, California;
 Corsicana, Texas                                  Stated   Dec. 2022  Nov. 2042

CAREER EDUCATION CORPORATION (3)
 Mendota Heights, MN                               Stated   May 2011   May 2021

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                                                          RENT PER   SHARE OF
 LEASE OBLIGOR/                                          OWNERSHIP         SQUARE     SQUARE      CURRENT
 LOCATION                                               INTEREST(1)        FOOTAGE     FOOT    ANNUAL RENTS(2)
------------------------------------------------  ----------------------  ---------  --------  ---------------
SICOR, INC. (3)
 San Diego, CA (2)                                  50% interest in a
                                                   limited partnership
                                                     owning land and
                                                        buildings(12)       144,312    23.16     1,671,410

TELOS CORPORATION
 Loudon County, VA                                        100%              192,775     8.64     1,665,539

PPD DEVELOPMENT, INC. (3)
 Austin, TX                                               100%              180,789     8.93     1,614,866

24 HOUR FITNESS (Q CLUBS, INC.)(3)
 Austin, TX                                               100%               43,935    18.12       796,053
 Houston, TX                                              100%               46,733    16.82       786,119
                                                                            -------              ---------
                                  Total:                                     90,668              1,582,172

SILGAN CONTAINERS CORPORATION (3)
 Fort Dodge, IA; Oconomowoc and
 Menomonie,
 WI                                                       100%              330,561     4.70     1,553,953

DEL MONTE CORPORATION (3)
 Mendota, IL; Plover, Toppenish and Yakima,
 WA                                                        50%(6)(12)       735,766     4.02     1,477,713

THE UPPER DECK COMPANY (3)
 Carlsbad, CA                                       50% interest in a
                                                    limited liability
                                                     company owning
                                                    land and buildings(12)  294,780     9.85     1,452,220

THE BON-TON STORES, INC. (3)
 Allentown and Johnstown, PA                              100%              480,059     3.01     1,443,502

COMPUCOM SYSTEMS, INC.(3)                         33 1/3% interest in a
 Dallas, TX                                         limited liability
                                                      company owning
                                                    land and buildings(12)  255,428    16.54     1,408,043

MCLANE COMPANY, INC. (3)
 Shawnee, KS; Burlington, NJ; Manassas, VA         40% interest in two
                                                    limited liability
                                                    companies owning
                                                    land and buildings(12)  529,428     6.44     1,363,090

JEN-COAT, INC. (3)
 Westfield, MA (2)                                        100%              377,500     3.42     1,290,818

LEARNING CARE GROUP, INC. (3)
 (F/K/A CHILDTIME CHILDCARE, INC.)
 Chandler, AZ; Fleming Island, FL; Ackworth,
 GA; Hauppauge and Patchogue, NY; New
 Territory and Sugarland, TX; Hampton, VA;
 Silverdale, WA                                           100%               71,372    17.94     1,280,340

TEXTRON, INC. (3)
 Gilbert, AZ                                        50% interest in a
                                                    limited liability
                                                     company owning
                                                    land and building(12)   243,370    10.19     1,239,739

ORBSEAL EUROPE I LLC AND ORBSEAL - AUSTRALIA
  LLC (3)
 Richmond, MO                                             100%              262,528     4.12     1,081,539

PACIFIC LOGISTICS, L.P. (3)
 Dallas, TX                                               100%              219,614     4.73     1,039,272

SHOPRITE SUPERMARKETS, INC. (3, 4)
 Ellenville and Warwick, NY                         45% interest in a
                                                    limited liability
                                                     company owning
                                                    land and buildings(12)  136,818    16.52     1,016,991

 LEASE OBLIGOR/                                   INCREASE    LEASE      MAXIMUM
 LOCATION                                          FACTOR     TERM        TERM
------------------------------------------------  --------  ---------  ----------
SICOR, INC. (3)
 San Diego, CA (2)                                CPI       Jul. 2009  Jul. 2049

TELOS CORPORATION
 Loudon County, VA                                CPI       Mar. 2016  Mar. 2036

PPD DEVELOPMENT, INC. (3)
 Austin, TX                                       CPI       Nov. 2010  Nov. 2030

24 HOUR FITNESS (Q CLUBS, INC.)(3)
 Austin, TX                                       CPI       Jun. 2013  Jun. 2033
 Houston, TX                                      CPI       Jul. 2016  Jul. 2036

                                  Total:

SILGAN CONTAINERS CORPORATION (3)
 Fort Dodge, IA; Oconomowoc and
 Menomonie,
 WI                                               CPI       Oct. 2014  Oct. 2029

DEL MONTE CORPORATION (3)
 Mendota, IL; Plover, Toppenish and Yakima,
 WA                                               CPI       Jun. 2016  Jun. 2046

THE UPPER DECK COMPANY (3)
 Carlsbad, CA                                     CPI       Dec. 2020  Dec. 2040

THE BON-TON STORES, INC. (3)
 Allentown and Johnstown, PA                      CPI       Apr. 2017  Apr. 2047

COMPUCOM SYSTEMS, INC.(3)
 Dallas, TX                                       CPI       Apr. 2019  Apr. 2029

MCLANE COMPANY, INC. (3)
 Shawnee, KS; Burlington, NJ; Manassas, VA        CPI       Nov. 2015  Nov. 2025

JEN-COAT, INC. (3)
 Westfield, MA (2)                                CPI       Aug. 2021  Aug. 2041

LEARNING CARE GROUP, INC. (3)
 (F/K/A CHILDTIME CHILDCARE, INC.)
 Chandler, AZ; Fleming Island, FL; Ackworth,
 GA; Hauppauge and Patchogue, NY; New
 Territory and Sugarland, TX; Hampton, VA;
 Silverdale, WA                                   CPI       Jun. 2017  Jun. 2027

TEXTRON, INC. (3)
 Gilbert, AZ                                      CPI       Feb. 2019  Feb. 2039

ORBSEAL EUROPE I LLC AND ORBSEAL - AUSTRALIA
  LLC (3)
 Richmond, MO                                     CPI       Sep. 2021  Sep. 2041

PACIFIC LOGISTICS, L.P. (3)
 Dallas, TX                                       CPI       Jan. 2019  Jan. 2059

SHOPRITE SUPERMARKETS, INC. (3, 4)
 Ellenville and Warwick, NY                       Stated/%
                                                  of Sales  Oct. 2024  Oct. 2044

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                                                                     RENT PER      SHARE OF
                 LEASE OBLIGOR/                          OWNERSHIP         SQUARE     SQUARE       CURRENT
                    LOCATION                            INTEREST(1)        FOOTAGE     FOOT    ANNUAL RENTS(2)
------------------------------------------------  ----------------------  ---------  --------  ----------------
CELADON GROUP, INC. (3)
 Indianapolis, IN                                         100%               76,326    12.42       948,289

GARDEN RIDGE CORPORATION (3)
 South Tulsa, OK                                          100%              141,659     6.63       939,580

NUTRAMAX PRODUCTS, INC.
 Houston, TX                                              100%              253,215     3.61       913,412

RAVE REVIEWS CINEMAS, L.L.C. (3)
 Hickory Creek, TX                                        100%               57,126    14.21       811,994

SUNLAND DISTRIBUTION, INC.
 Greenville, SC                                           100%              343,739     2.35       807,787

VERMONT TEDDY BEAR CO., INC. (3)
 Shelburne, VT                                            100%               55,446    12.70       703,889

VARIOUS TENANTS(3)
  San Leandro, CA                                         100%              130,000     5.28       686,400
  Vacant                                                                    342,081
                                                                            -------
                                    Total:                                  472,081

RANDALL INTERNATIONAL, INC. (3)
 Carlsbad, CA                                             100%               88,329     7.38       652,256

MILFORD MANUFACTURING SERVICES, L.L.C. (3)
 Milford, MA                                              100%              108,125     6.03       652,034

PLANTATION PRODUCTS, INC. (3)
 Chattanooga, TN                                          100%              242,317     2.50       605,793

BALANCED CARE CORPORATION
 Mechanicsburg, PA                                        100%               41,187    12.79       526,730

WAL-MART STORES, INC. (3)
 Greenfield, IN                                           100%               82,620     6.14       506,915

VAN EERDEN - RETAIL DISTRIBUTION GROUP(3)
 Grand Rapids, MI                                   40% interest in a
                                                    limited liability
                                                     company owning
                                                    land and buildings(12)  179,461     5.03       361,052

COMPASS BANK FOR SAVINGS (3)
 Bourne, Sandwich and Wareham, MA                         100%               19,999    10.47       209,358

VARIOUS TENANTS
 Newark, DE                                               100%               12,400     6.44        79,800
 Vacant                                                                     158,019
                                                                            -------
                                    Total:                                  170,419

VACANT
 Piscataway, NJ (3, 11)                                   100%              104,150

                 LEASE OBLIGOR/                   INCREASE      LEASE        MAXIMUM
                    LOCATION                       FACTOR       TERM          TERM
------------------------------------------------  --------    ---------    ----------
CELADON GROUP, INC. (3)
 Indianapolis, IN                                   CPI       Sep. 2021    Sep. 2041

GARDEN RIDGE CORPORATION (3)
 South Tulsa, OK                                    CPI       Apr. 2016    Apr. 2036

NUTRAMAX PRODUCTS, INC.
 Houston, TX                                        CPI       Apr. 2020    Apr. 2025

RAVE REVIEWS CINEMAS, L.L.C. (3)
 Hickory Creek, TX                                  CPI       Dec. 2020    Dec. 2040

SUNLAND DISTRIBUTION, INC.
 Greenville, SC                                     Stated    Oct. 2019     Oct 2039

VERMONT TEDDY BEAR CO., INC. (3)
 Shelburne, VT                                      CPI       Jul. 2017    Jul. 2032

VARIOUS TENANTS(3)
  San Leandro, CA                                                (7)
  Vacant

                                    Total:

RANDALL INTERNATIONAL, INC. (3)
 Carlsbad, CA                                       Stated    Jan. 2016    Jan. 2029

MILFORD MANUFACTURING SERVICES, L.L.C. (3)
 Milford, MA                                        CPI       Jul. 2009    Jul. 2019

PLANTATION PRODUCTS, INC. (3)
 Chattanooga, TN                                    CPI       Oct. 2006    Oct. 2006

BALANCED CARE CORPORATION
 Mechanicsburg, PA                                  CPI       Jun. 2014    Jun. 2024

WAL-MART STORES, INC. (3)
 Greenfield, IN                                     Stated    Jan. 2010    Jan. 2020

VAN EERDEN - RETAIL DISTRIBUTION GROUP(3)
 Grand Rapids, MI                                   Stated    Aug. 2009    Aug. 2013

COMPASS BANK FOR SAVINGS (3)
 Bourne, Sandwich and Wareham, MA                   CPI       Dec. 2017    Dec. 2037

VARIOUS TENANTS
 Newark, DE                                                    (7)
 Vacant

                                    Total:

VACANT
 Piscataway, NJ (3, 11)

      1.    Percentage of ownership in land and building, except as noted.

      2. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.

      3.    These properties are encumbered by mortgage notes payable.

      4.    Includes percentage of sales rents.

      5. Under the limited liability company agreement, we have a 100% interest in a portion of the leased properties and a 50.01% interest in the other portion of the property.

      6. Mendota, Plover and Toppenish properties are owned through an interest in a limited liability company and the Yakima property is owned as a tenant-in-common.

      7.    Subject to short-term leases.

      8.    Based on the exchange rate for the Euro at December 31, 2004.

      9. INSEE construction index, an index published quarterly by the French Government.

      10.   Tenant name change due to merger, acquisition or assignment.

      11. Property approved for sale; anticipate executing contract for sale in 1st quarter 2005.

      12. The remaining interests in this property are owned by affiliated entities.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

ITEM 3. LEGAL PROCEEDINGS.



As of the date hereof, we are not a party to any material pending legal proceedings.

In March 2004, following a broker-dealer examination of Carey Financial, the wholly-owned broker-dealer subsidiary of WPC, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc.("NASD").

The staff alleged that in connection with a public offering of shares of CPA(R):
15, Carey Financial and its retail distributors sold certain securities without an effective registration statement and failed to make certain disclosures. In the event the SEC pursues these allegations, or if affected CPA(R): 15 investors bring a similar private action, CPA(R): 15 might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by CPA(R): 15, Carey Financial would be required to return to CPA(R):
15 the commissions paid by CPA(R): 15 on purchases actually rescinded. Further, as part of any action against WPC, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. The potential effect such a rescission offer or SEC action may ultimately have on the operations of WPC, Carey Financial or the REITs managed by WPC, including us cannot be predicted at this time.

In June 2004, the Division of Enforcement of the SEC ("Enforcement Staff") commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA(R): 15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff's inquiries broadened to include broker-dealer compensation arrangements in connection with CPA(R): 15 and other REITs managed by WPC, as well as the disclosure of such arrangements. At that time WPC and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by WPC, Carey Financial, and REITs managed by WPC to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. WPC and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by WPC, Carey Financial or any REIT managed by WPC in connection with the distribution of REITs managed by WPC or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.

In response to the Enforcement Staff's subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated, CIP(R), us, CPA(R): 14, and CPA(R): 15), in addition to selling commissions and selected dealer fees. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by the REITs, including us. WPC is continuing to gather information relating to these types of payments made to broker-dealers and supply it to the SEC.

WPC, Carey Financial and the REITs, including us, are cooperating fully with this investigation and are in the process of providing information to the Enforcement Staff in response to the subpoenas and requests. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action against either WPC or Carey Financial in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on WPC and the REITs managed by WPC, including us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information with respect to our common equity is hereby incorporated by reference to page 34 of our Annual Report contained in Appendix A.

ITEM 6. SELECTED FINANCIAL DATA.

Selected Financial Data are hereby incorporated by reference to page 2 of our Annual Report contained in Appendix A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis are hereby incorporated by reference to pages 3 to 13 of our Annual Report contained in Appendix A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
(In thousands)

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and currency exchange rates.

INTEREST RATE RISK

The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.

We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of December 31, 2004 our interests in CCMT had a fair value of $8,284. We also own marketable equity securities of Proterion Corporation and Sentry Technology Corporation, which based on their quoted per share prices had a fair value of $181 as of December 31, 2004.

All of our $175,646 long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2004 ranged from 5.15% to 8.75% per annum.

                                   2005         2006         2007         2008        2009       Thereafter      Total    Fair Value
                                   ----         ----         ----         ----        ----       ----------      -----    ----------
Fixed rate debt                 $   10,374   $   11,463   $   24,477   $   22,478   $   20,290   $   86,564   $  175,646  $  176,964
Weighted average interest rate        7.70%        7.72%        7.57%        6.67%        8.36%        7.38%

A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would impact the fair value of our fixed rate debt at December 31, 2004 by approximately $6,778.

FOREIGN CURRENCY EXCHANGE RATE RISK

We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro. We are a net receiver of the Euro (we receive more cash then we pay out) and therefore we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. The foreign operations were not significant to our consolidated financial position, results of operations or cash flows during the three-year period ended December 31, 2004.

To date, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 14 to 33 of our Annual Report contained in Appendix A:

(i)   Report of Independent Registered Public Accounting Firm.

(ii)  Consolidated Balance Sheets as of December 31, 2004 and 2003.

(iii) Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

(iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 2002, 2003 and 2004.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

(vi)  Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our co-chief executive officers and chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2004.

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to our management, including our chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Based upon this review, our co-chief executive officers and chief financial officer have concluded that our disclosure controls (as defined in Rule 13a-14(c) under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited our consolidated financial statements included in Item 8, as stated in their report in Item 8.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Consolidated Financial Statements:

The following consolidated financial statements are filed as a part of this
Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2004 and 2003.

Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2002, 2003, and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

The Consolidated Financial Statements are hereby incorporated by reference to pages 14 to 33 of our Annual Report contained in Appendix A.

(a) 2. Financial Statement Schedules:

The following schedule is filed as a part of this Report:

Report of Independent Registered Public Accounting Firm.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2004.

Schedule III is contained on pages 31 to 35 of this Form 10-K.

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

Exhibit
   No.                            Description                                           Method of Filing
-------                           -----------                                           ----------------
  3.1    Articles of Incorporation of Registrant.                                 Exhibit 3(A) to Registration Statement
                                                                                  (Form S-11) No. 33-68728

  3.2    Bylaws of Registrant.                                                    Exhibit 3(B) to Registration Statement
                                                                                  (Form S-11) No. 33-68728

 10.1    Amended and Restated Advisory Agreement                                  Filed as Exhibit 10.5 to Registrant's
                                                                                  Form 8-K filed February 22, 2005

 10.2    Lease Agreement dated October 8, 1993 between Elwa-BV (NY) QRS           Filed as Exhibit 10.2 to Registrant's
         11-24, Inc., as Landlord, and Big V Supermarkets, Inc., as Tenant.       Form 10-K dated March 30, 1995

 10.3    Amendment to Lease Agreement dated July 15, 1994 by and between          Filed as Exhibit 10.3 to Registrant's
         Elwa-BV (NY) QRS 11-24, Inc. and Big V Supermarkets, Inc.                Form 10-K dated March 30, 1995

 10.4    Amended and Restated Mortgage and Security Agreement dated October       Filed as Exhibit 10.4 to Registrant's
         8, 1993 from Elwa-BV (NY) QRS 11-24, Inc., as Mortgagor, to Key          Form 10-K dated March 30, 1995
         Bank of New York.

 10.5    $7,500,000 Amended, Restated and Consolidated Bonds dated October        Filed as Exhibit 10.5 to Registrant's
         8, 1993.                                                                 Form 10-K dated March 30, 1995

 10.6    Modification and Assumption Agreement dated July 15, 1994 among          Filed as Exhibit 10.6 to Registrant's
         Elwa-BV (NY) QRS 11-24, Inc., Elwa-BV (NY) QRS 12-3, Inc. and            Form 10-K dated March 30, 1995
         Key Bank of New York, as Lender.

 10.7    Lease dated April 15, 1993 between BB Property Company, as Lessor,       Filed as Exhibit 10.7 to Registrant's
         and Best Buy Co., Inc., as Lessee.                                       Form 10-K dated March 30, 1995

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

 10.13   $3,353,745 Limited Obligation Promissory Note dated May 13, 1994         Filed as Exhibit 10.13 to Registrant's
         from BBC (NE) QRS 12-2, Inc., as Borrower, to Registrant, as Lender.     Form 10-K dated March 30, 1995

 10.14   Lease Agreement dated December 21, 1993 by and between GENA              Filed as Exhibit 10.14 to Registrant's
         Property Company, as Landlord, and Gensia, Inc., as Tenant.              Form 10-K dated March 30, 1995

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Exhibit
   No.                            Description                                           Method of Filing
-------                           -----------                                           ----------------
 10.15   Deed of Trust, Security Agreement and Financing Statement dated          Filed as Exhibit 10.15 to Registrant's
         December 21, 1993 between GENA Property Company, as Trustor, and         Form 10-K dated March 30, 1995
         The Northwestern Mutual Life Insurance Company, as Trustee.

 10.16   $13,000,000 Promissory Note dated December 21, 1993 from GENA            Filed as Exhibit 10.16 to Registrant's
         Property Company, as Obligor, to The Northwestern Mutual Life            Form 10-K dated March 30, 1995
         Insurance Company, as Obligee.

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

 10.20   Lease dated July 3, 1994 by and between Greenwalt Development, Inc.,     Filed as Exhibit 10.20 to Registrant's
         as Landlord, and Wal-Mart Stores, Inc., as Tenant.                       Form 8-K dated June 23, 1995

 10.21   Assignment and Assumption of Lease dated February 10, 1995 by and        Filed as Exhibit 10.21 to Registrant's
         between Greenwalt Development, Inc., as Assignor, and WALS (IN)          Form 8-K dated June 23, 1995
         QRS 12-5, Inc., as Assignee.

 10.22   Estoppel Certificate dated February 9, 1995 from Wal-Mart Stores, Inc.   Filed as Exhibit 10.22 to Registrant's
         to WALS (IN) QRS 12-5, Inc.                                              Form 8-K dated June 23, 1995

 10.23   Lease Agreement dated June 8, 1995 by and between SFC (TX) QRS 12-       Filed as Exhibit 10.23 to Registrant's
         7, Inc., as Landlord, and Sports & Fitness Clubs of America, Inc., as    Form 8-K dated June 23, 1995
         Tenant.

 10.24   Loan Agreement dated June 8, 1995 by and between SFC (TX) QRS 12-        Filed as Exhibit 10.24 to Registrant's
         7, Inc., as Borrower, and Bank One, Texas, N.A.                          Form 8-K dated June 23, 1995

 10.25   $2,750,000 Note dated June 8, 1995 from SFC (TX) QRS 12-7, Inc. to       Filed as Exhibit 10.25 to Registrant's
         Bank One, Texas, N.A.                                                    Form 8-K dated June 23, 1995

 10.26   Deed of Trust and Security Agreement dated June 8, 1995 from SFC         Filed as Exhibit 10.26 to Registrant's
         (TX) QRS 12-7, Inc., as Mortgagor, to Mr. Brian J. Tuerff, as Trustee,   Form 8-K dated June 23, 1995
         for Bank One, Texas, N.A., as Mortgagee.

 10.27   Lease Agreement dated June 20, 1995 by and between Bud Limited           Filed as Exhibit 10.27 to Registrant's
         Liability Company, as Landlord, and NK Lawn & Garden Co., as             Form 8-K dated June 23, 1995
         Tenant.

 10.28   Construction Agency Agreement dated October 31, 1995 between Del         Filed as Exhibit 10.28 to Registrant's
         Monte Corporation and DELMO (PA) QRS 11-36 and DELMO (PA)                Form 8-K dated November 27, 1995
         QRS 12-10.

 10.29   Lease Agreement dated October 31, 1995 by and between DELMO (PA)         Filed as Exhibit 10.29 to Registrant's
         QRS 11-36 and DELMO (PA) QRS 12-10, collectively, as Landlord, and       Form 8-K dated November 27, 1995
         Del Monte Corporation, as Tenant.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Exhibit
   No.                            Description                                           Method of Filing
-------                           -----------                                           ----------------
 10.30   Lease Agreement dated November 13, 1995 by and between ABI (TX)          Filed as Exhibit 10.30 to Registrant's
         QRS 12-11, Inc., as Landlord, and Pharmaco LSR International Inc., as    Form 8-K dated November 27, 1995
         Tenant.

 10.31   Lease Agreement dated December 26, 1995 by and between Cards             Filed as Exhibit 2.1 to Registrant's
         Limited Liability Company, as Landlord, and The Upper Deck               Form 8-K dated February 2, 1996
         Company, as Tenant.

 10.32   $15,000,000 Promissory Note dated January 3, 1996 from Cards Limited     Filed as Exhibit 2.2 to Registrant's
         Liability Company to Column Financial, Inc.                              Form 8-K dated February 2, 1996

 10.33   Lease Agreement dated February 23, 1996 by and between RSI (NJ)          Filed as Exhibit 2.1 to Registrant's
         QRS 12-13, Inc., as Landlord, and Rheometric Scientific, Inc., as        Form 8-K dated March 9, 1996
         Tenant.

 10.34   $3,300,000 Promissory Note dated February 23, 1996 from RSI (NJ)         Filed as Exhibit 2.2 to Registrant's
         QRS 12-13, Inc. to NatWest Bank N.A.                                     Form 8-K dated March 9, 1996

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

 10.37   Lease Agreement dated March 11, 1996 by and between TEL (VA) QRS         Filed as Exhibit 10.41 to Registrant's
         12-15, Inc., as Landlord, and Telos Corporation, a Maryland              Post-Effective Amendment No. 3
         corporation, Telos Corporation, a California corporation, Telos Field    dated March 6, 1997
         Engineering, Inc., a Delaware corporation, and Telos International
         Corp., a Delaware corporation, as Tenants.

 10.41   Lease Agreement dated July 23, 1996 by and between SFC (TX) QRS          Filed as Exhibit 10.45 to Registrant's
         12-18, Inc., as Landlord, and Sports & Fitness Clubs of America,         Post-Effective Amendment No. 3
         Inc., as Tenant.                                                         dated March 6, 1997

 10.42   Stock Purchase Warrant for 5,089 Shares of Q Clubs, Inc. Common          Filed as Exhibit 10.46 to Registrant's
         Stock.                                                                   Post-Effective Amendment No. 3
                                                                                  dated March 6, 1997

 10.43   Guaranty and Suretyship Agreement made by Celadon Group, Inc. to         Filed as Exhibit 10.47 to Registrant's
         QRS 12-17, Inc.                                                          Post-Effective Amendment No. 3
                                                                                  dated March 6, 1997

 10.44   Lease Agreement dated September 19, 1996 by and between CEL (IN)         Filed as Exhibit 10.48 to Registrant's
         QRS 12-17, Inc., as Landlord, and Celadon Trucking Services, Inc., as    Post-Effective Amendment No. 3
         Tenant.                                                                  dated March 6, 1997

 10.45   Lease Agreement dated November 19, 1996 by and between SPEC (CA)         Filed as Exhibit 10.49 to Registrant's
         QRS 12-20, Inc., as Landlord, and Spectrian Corporation, as Tenants.     Post-Effective Amendment No. 3
                                                                                  dated March 6, 1997

 10.46   Lease Agreement dated December 24, 1996 by and between NOG (NY)          Filed as Exhibit 10.50 to Registrant's
         QRS 12-23, Inc., as Landlord, and Knogo North America, Inc., as          Post-Effective Amendment No. 3
         Tenants.                                                                 dated March 6, 1997

 10.47   Amendment to Lease dated December 14, 1996 by and between WEEDS          Filed as Exhibit 10.51 to Registrant's
         (OK) QRS 12-22, Inc., as Landlord, and Garden Ridge, L.P., as Tenant.    Post-Effective Amendment No. 3
                                                                                  dated March 6, 1997

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Exhibit
   No.                            Description                                           Method of Filing
-------                           -----------                                           ----------------
 10.48   Mortgage Assignment of Rents and Security Agreement dated December       Filed as Exhibit 10.52 to Registrant's
         27, 1996 between WEEDS (OK) QRS 12-22, Inc., Mortgagor, and              Post-Effective Amendment No. 3
         GMAC Commercial Mortgage Corporation.                                    dated March 6, 1997

 10.49   Lease Agreement dated January 23, 1997 by and between BUILD (CA)         Filed as Exhibit 10.53 to Registrant's
         QRS 12-24, Inc., as Landlord, and Scott Corporation, as Tenants.         Post-Effective Amendment No. 3
                                                                                  dated March 6, 1997

 10.50   Lease agreement dated July 8, 1997 by and between GGAP (MA) QRS          Filed as Exhibit 10.1 to Registrant's
         12-31, Inc., as Landlord, and PAGG Corporation, as Tenants.              Form 8-K dated June 13, 1997

 10.51   Lease agreement dated July 10, 1997 by and between URSA (VT) QRS         Filed as Exhibit 10.2 to Registrant's
         12-30, Inc., as Landlord, and The Vermont Teddy Bear Company, as         Form 8-K dated June 13, 1997
         Tenants.

 10.52   Lease agreement dated April 10, 1997 by and between BT (PA) QRS 12-      Filed as Exhibit 10.3 to Registrant's
         25, Inc., as Landlord, and The Bon-Ton Department Stores, Inc., as       Form 8-K dated June 13, 1997
         Tenants.

 10.53   Lease agreement dated June 13, 1997 by and between CAN (WI) QRS          Filed as Exhibit 10.4 to Registrant's
         12-34, Inc., as Landlord, and Silgan Containers Corporation, as          Form 8-K dated June 13, 1997
         Tenants.

 10.54   Lease agreement dated September 30, 1997 by and between CPA(R):12,       Filed as Exhibit 10.1 to Registrant's
         Inc. as Landlord, and Westell, Inc., as Tenant.                          Form 8-K dated March 31, 1998

 10.55   Lease agreement dated November 26, 1997 by and between CPA(R):12,        Filed as Exhibit 10.2 to Registrant's
         Inc. as Landlord, and Randall International, as Tenant.                  Form 8-K dated March 31, 1998

 10.56   Lease agreement dated December 31, 1997 by and between CPA(R):12,        Filed as Exhibit 10.3 to Registrant's
         Inc. as Landlord, and Sandwich Cooperative Bank, as Tenant.              Form 8-K dated March 31, 1998

 10.57   Lease agreement dated November 12, 1997 by and between CPA(R):12,        Filed as Exhibit 10.4 to Registrant's
         Inc. as Landlord, and Brown Institute, Ltd., as Tenant.                  Form 8-K Dated March 31, 1998

 10.58   Lease agreement dated September 25, 1997 by and between CPA(R):12,       Filed as Exhibit 10.5 to Registrant's
         Inc. as Landlord, and GDE Systems, Inc., as Tenant.                      Form 8-K dated March 31, 1998

 10.59   Lease agreement dated July 8, 1997 by and between CPA(R):12, Inc. as     Filed as Exhibit 10.6 to Registrant's
         Landlord, and PAGG Corporation, as Tenant.                               Form 8-K dated March 31, 1998

 10.60   Lease agreement dated September 23, 1997 by and between CPA(R):12,       Filed as Exhibit 10.7 to Registrant's
         Inc. as Landlord, and Texas Freezer Company, Inc., as Tenant.            Form 8-K dated March 31, 1998

 10.61   Lease agreement dated February 3, 1998 by and between CPA(R):12, Inc.    Filed as Exhibit 10.8 to Registrant's
         and CPA:14, Inc., as Landlords, and Etec Systems, Inc., as Tenant.       Form 8-K dated March 31, 1998

 10.62   Lease agreement dated December 16, 1997 by and between CPA(R):12,        Filed as Exhibit 10.9 to Registrant's
         Inc., as Landlord, and Perry Graphic Communications, Inc., as Tenant.    Form 8-K dated March 31, 1998

 21.1    Subsidiaries of Registrant as of March 11, 2005                          Filed herewith

 23.1    Consent of PricewaterhouseCoopers LLP                                    Filed herewith

 28.1    Limited Guaranty of Payment dated October 8, 1993 from CIP(TM), as       Filed as Exhibit 28.1 to Registrant's
         Guarantor, to Key Bank of New York, as Lender.                           Form 10-K dated March 30, 1995

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

Exhibit
   No.                            Description                                           Method of Filing
-------                           -----------                                           ----------------
 28.2    Amendment to Limited Guaranty of Payment dated July 15, 1994 among       Filed as Exhibit 28.2 to Registrant's
         CIP(TM) and Registrant, Guarantors, and Key Bank of New York, as         Form 10-K dated March 30, 1995
         Lender.

 28.3    Guaranty and Suretyship Agreement dated June 8, 1995 by Sports &         Filed as Exhibit 28.3 to Registrant's
         Fitness Clubs, Inc., as Guarantor, to SFC (TX) QRS 12-7, Inc., as        Form 8-K dated June 23, 1995
         Landlord.

 28.4    Environmental Risk Agreement dated June 8, 1995 by SFC (TX) QRS          Filed as Exhibit 28.4 to Registrant's
         12-7, Inc., as Indemnitor, to Bank One, Texas, N.A., as Lender.          Form 8-K dated June 23, 1995

 28.5    Guaranty and Suretyship Agreement dated June 20, 1995 by The Garden      Filed as Exhibit 28.5 to Registrant's
         Companies, Inc., as Guarantor, to Bud Limited Liability Company.         Form 8-K dated June 23, 1995

 28.6    Guaranty and Suretyship Agreement dated October 31, 1995 by Del          Filed as Exhibit 28.6 to Registrant's
         Monte Foods Corporation, as Guarantor, to DELMO (PA) QRS 11-36           Form 8-K dated November 27, 1995
         and DELMO (PA) QRS 12-10, collectively, as Landlord.

 28.7    Guaranty and Suretyship Agreement dated November 13, 1995 by             Filed as Exhibit 28.7 to Registrant's
         Applied Bioscience International, Inc., as Guarantor, to ABI (TX)        Form 8-K dated November 27, 1995
         QRS 12-11, Inc., as Landlord.

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

3/15/05    BY: /s/ John J. Park
-------    ------------------------------------
 Date      John J. Park
           Managing Director and Chief Financial Officer
           (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

3/15/05    BY: /s/ William Polk Carey
-------        ------------------------------------
 Date          William Polk Carey
               Chairman of the Board, Co-Chief Executive Officer and Director
               (Co-Principal Executive Officer)

3/15/05    BY: /s/ Gordon F. DuGan
-------        ------------------------------------
 Date          Gordon F. DuGan
               Vice Chairman of the Board, Co-Chief Executive Officer, Director,
               Senior Managing Director and Chief Acquisitions Officer
               (Co-Principal Executive Officer)

3/15/05    BY: /s/ Benjamin P. Harris
-------        ------------------------------------
 Date          Benjamin P. Harris
               President

3/15/05    BY: /s/ Elizabeth P. Munson
-------        ------------------------------------
 Date          Elizabeth P. Munson
               Director

3/15/05    BY: /s/ Charles E. Parente
-------        ------------------------------------
 Date          Charles E. Parente
               Director

3/15/05    BY: /s/ Warren G. Wintrub
-------        ------------------------------------
 Date          Warren G. Wintrub
               Director

3/15/05    BY: /s/ John J. Park
-------        ------------------------------------
 Date          John J. Park
               Managing Director and Chief Financial Officer
               (Principal Financial Officer)

3/15/05    BY: /s/ Claude Fernandez
-------        ------------------------------------
 Date          Claude Fernandez
               Managing Director and Chief Accounting Officer
               (Principal Accounting Officer)

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Corporate Property Associates 12 Incorporated:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2005 appearing in the 2004 Annual Report to Shareholders of Corporate Property Associates 12 Incorporated (which report, consolidated financial statements and assessments are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New York, New York
March 15, 2005

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004



                                                             Initial Cost to Company           Costs
                                                             -----------------------        Capitalized
                                                                                 Personal   Subsequent to  Decrease in Net
            Description                   Encumbrances    Land       Buildings   Property  Acquisition (a) Investments (b)
            -----------                   ------------    ----       ---------   --------  --------------- ---------------
Operating Method:
Distribution facility leased to
 Wal-Mart Stores, Inc.                    $  1,761,638 $   452,871 $  3,325,909              $   715,114
Office/Manufacturing facility
 leased to Applied Materials, Inc.          33,477,315   1,272,418   10,588,221               66,962,157    $(2,633,473)
Health clubs leased to 24-Hour
 Fitness (Q Clubs, Inc.)                     7,358,925   3,152,874    8,524,126
Manufacturing facility leased to
 Plantation Products                         2,531,706   1,544,265    5,430,735

Warehouse/office/research facility
 leased to PPD Development, Inc.             5,583,874   1,550,928   11,017,367                   27,856
Vacant office/ manufacturing facility
 in Piscataway, New Jersey                   5,244,766   1,510,791    4,789,209                    4,500       (444,949)
Distribution/warehouse leased to
 Celadon Group, Inc.                         2,030,491   1,480,600    5,320,400                  943,061
Office/research facility leased to
 Spectrian Corporation                       7,840,409   5,570,775   12,073,204                    4,119
Retail store leased to Garden
 Ridge Corporation                           5,326,836   1,857,607    6,204,923
Vacant office/research facility
 in San Leandro, California                  8,135,062   5,734,782   12,175,218                    5,356
Child care centers leased to
 Learning Care Group, Inc.
 (formerly Childtime Childcare, Inc.)        6,642,249   2,581,896                             7,459,165
Retail/distribution facility leased to
 The Bon-Ton Stores, Inc.                    5,644,270   1,780,000   10,261,885
Technology/manufacturing facilities
 leased to Silgan Containers Corporation     6,995,003     758,670   11,630,675                1,535,174
Facility leased to Milford
 Manufacturing Services, L.L.C.              2,574,935   1,080,000    4,469,738
Office/manufacturing facility
 leased to Vermont Teddy Bear Co., Inc.      2,642,419   1,465,000    4,398,874                    1,640        (43,950)
Warehouse/special facility
 leased to Pacific Logistics, L.P.           3,973,959     257,458              $1,109,900     7,150,544
Office/manufacturing facility
 leased to Westell Technologies, Inc.       10,861,886   2,500,000   14,952,055
Office/manufacturing facility                5,364,467   2,000,000      471,454                5,104,034        (12,370)




                                                                                                                          Life on
                                                                                                                          which
                                                                                                                       Depreciation
                                            Gross Amount at which Carried                                                in Latest
                                                at Close of Period (d)                                                 Statement of
                                            -----------------------------                                                 Income
                                                                  Personal                Accumulated          Date         is
            Description                    Land       Buildings   Property    Total (d)  Depreciation (d)    Acquired    Computed
            -----------                    ----       ---------   --------    ---------  ----------------    --------  ------------
Operating Method:
Distribution facility leased to
 Wal-Mart Stores, Inc.                   $  454,420 $  4,039,474            $  4,493,894   $   845,104     2/10/1995      40 yrs.
Office/Manufacturing facility
 leased to Applied Materials, Inc.        1,272,444   74,916,879              76,189,323    11,956,648     2/16/1995      40 yrs.
Health clubs leased to 24-Hour                                                                            6/8/1995 and
 Fitness (Q Clubs, Inc.)                  3,152,874    8,524,126              11,677,000     1,904,999     7/25/1996      40 yrs.
Manufacturing facility leased to
 Plantation Products                      1,544,265    5,430,735               6,975,000        28,285     6/20/1995      40 yrs.

Warehouse/office/research facility
 leased to PPD Development, Inc.          1,550,985   11,045,166              12,596,151     2,519,108    11/13/1995      40 yrs.
Vacant office/ manufacturing facility
 in Piscataway, New Jersey                1,065,843    4,793,708               5,859,551       234,692     2/23/1996      40 yrs.
Distribution/warehouse leased to
 Celadon Group, Inc.                      1,480,600    6,263,461               7,744,061     1,170,138     6/19/1996      40 yrs.
Office/research facility leased to
 Spectrian Corporation                    5,570,775   12,077,323              17,648,098     2,453,090    11/19/1996      40 yrs.
Retail store leased to Garden
 Ridge Corporation                        1,857,607    6,204,923               8,062,530     1,247,448    12/16/1996      40 yrs.
Vacant office/research facility
 in San Leandro, California               5,734,782   12,180,574              17,915,356     2,423,426    12/24/1996      40 yrs.
Child care centers leased to
 Learning Care Group, Inc.
 (formerly Childtime Childcare, Inc.)     2,581,896    7,459,165              10,041,061     1,227,013     1/29/1997      40 yrs.
Retail/distribution facility leased to
 The Bon-Ton Stores, Inc.                 1,780,000   10,261,885              12,041,885     1,977,551     4/10/1997      40 yrs.
Technology/manufacturing facilities
 leased to Silgan Containers Corporation    758,670   13,165,849              13,924,519     2,149,239     6/13/1997      40 yrs.
Facility leased to Milford
 Manufacturing Services, L.L.C.           1,080,000    4,469,738               5,549,738       832,880      7/8/1997      40 yrs.
Office/manufacturing facility
 leased to Vermont Teddy Bear Co., Inc.   1,421,050    4,400,514               5,821,564       820,494     7/18/1997      40 yrs.
Warehouse/special facility
 leased to Pacific Logistics, L.P.          257,458    7,150,544 $1,109,900    8,517,902     2,132,121     9/23/1997    7 to 40 yrs.
Office/manufacturing facility
 leased to Westell Technologies, Inc.     2,500,000   14,952,055              17,452,055     2,725,635     9/29/1997      40 yrs.
Office/manufacturing facility             2,000,000    5,563,118               7,563,118       341,900    10/17/1997      40 yrs.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004



                                                                Initial Cost to Company            Costs
                                                                -----------------------         Capitalized
                                                                                    Personal    Subsequent to   Decrease in Net
            Description                   Encumbrances     Land        Buildings    Property   Acquisition (a)  Investments (b)
            -----------                   ------------     ----        ---------    --------   ---------------  ---------------
Operating Method:
 leased to Randall International, Inc.
Administration/classroom facility
 leased to Career Education Corporation      7,160,456    1,150,000     8,840,486                  2,788,170
Printing facility leased to
 Perry Judd's Incorporated                   9,794,563      642,000    18,467,948                      8,000
Office/banking facility leased to
 Compass Bank for Savings                    1,572,170      300,000     1,520,000
Manufacturing/distribution facility
 leased to Nutramax Products, Inc.                        1,160,000     6,127,722                    709,688
Office facility leased to Balanced
 Care Corporation                                           558,600                                4,291,443
Retail/services facilities leased to
 Dick's Sporting Goods, Inc.                15,930,636    8,070,000    16,134,421                     57,241
Movie theater leased to Rave
 Reviews Cinemas, L.L.C.                     4,252,129    1,760,000     5,176,372
Manufacturing/warehouse facilities
 leased to Jen-Coat, Inc.                    6,941,831    1,193,200    10,325,125                      2,447
Industrial/manufacturing facility
 leased to Orbseal, LLC.                     6,003,650      760,000     9,187,644                        250         (79,274)
Transportation and warehousing facility
 leased to Sunland Distribution, Inc.                       250,000     8,552,697
                                          ------------  -----------  ------------  ----------    -----------     -----------
                                          $175,645,645  $52,394,735  $209,966,408  $1,109,900    $97,769,959     $(3,214,016)
                                          ============  ===========  ============  ==========    ===========     ===========



                                                                                                                           Life on
                                                                                                                            which
                                                                                                                        Depreciation
                                            Gross Amount at which Carried                                                 in Latest
                                               at Close of Period (d)                                                   Statement of
                                            -----------------------------                                                   Income
                                                                   Personal                Accumulated          Date          is
            Description                     Land       Buildings   Property    Total (d)  Depreciation (d)    Acquired    Computed
            -----------                     ----       ---------   --------    ---------  ----------------  ----------- ------------
Operating Method:
 leased to Randall International, Inc.
Administration/classroom facility
 leased to Career Education Corporation    1,150,000   11,628,656              12,778,656     1,979,924    11/12/1997      40 yrs.
Printing facility leased to
 Perry Judd's Incorporated                   642,000   18,475,948              19,117,948     3,252,529    12/16/1997      40 yrs.
Office/banking facility leased to
 Compass Bank for Savings                    300,000    1,520,000               1,820,000       266,000    12/30/1997      40 yrs.
Manufacturing/distribution facility
 leased to Nutramax Products, Inc.         1,160,000    6,837,410               7,997,410     1,125,134     3/28/1998      40 yrs.
Office facility leased to Balanced
 Care Corporation                            558,600    4,291,443               4,850,043       561,809     6/23/1998      40 yrs.
Retail/services facilities leased to
 Dick's Sporting Goods, Inc.               8,070,000   16,191,662              24,261,662     1,838,428     6/29/2000      40 yrs.
Movie theater leased to Rave
 Reviews Cinemas, L.L.C.                   1,760,000    5,176,372               6,936,372       512,245     12/7/2000      40 yrs.
Manufacturing/warehouse facilities
 leased to Jen-Coat, Inc.                  1,193,200   10,327,572              11,520,772       870,954     8/15/2001      40 yrs.
Industrial/manufacturing facility
 leased to Orbseal, LLC.                     760,000    9,108,620               9,868,620       749,549     9/28/2001      40 yrs.
Transportation and warehousing facility
 leased to Sunland Distribution, Inc.        250,000    8,552,697               8,802,697        62,363     9/28/2004      40 years
                                         ----------- ------------ ---------- ------------   -----------
                                         $51,907,469 $305,009,617 $1,109,900 $358,026,986   $48,208,706
                                         =========== ============ ========== ============   ===========

See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004




                                                                                               Gross Amount at which
                                                                              Costs                   Carried
                                              Initial Cost to Company      Capitalized          at Close of Period
                                              -----------------------      Subsequent to       ---------------------
     Description             Encumbrances       Land        Buildings     Acquisition (a)              Total           Date Acquired
     -----------             ------------     ---------     ---------     ---------------             -------          -------------
Direct Financing Method:

Office facility leased to
 Telos Corporation            $        -     $1,549,022    $10,597,978        $  5,500             $12,152,500           3/11/1996
                              ==========     ==========    ===========        ========             ===========

See accompanying notes to Schedule

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                       NOTES to SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

(a) Consists of the costs of improvements subsequent to purchase and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) Represents (i) partial refund of purchase price, and (ii) impairment charges.

(c) At December 31, 2004, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $314,537,994.

(d)

                                                                  Reconciliation of Real Estate Accounted for
                                                      --------------------------------------------------------------------
                                                                           Under the Operating Method
                                                      --------------------------------------------------------------------
                                                                                 December 31,
                                                      --------------------------------------------------------------------
                                                           2004                        2003                       2002
                                                      ---------------             --------------             -------------
Balance at beginning of year                          $   344,229,205             $  350,424,262             $ 341,780,814

Additions                                                  10,226,781                    702,191                 1,080,330

Impairment charge                                            (150,000)                (1,000,000)                      --

Reclassification to assets held for sale                   (3,254,000)               (11,756,799)                      --

Reclassification from net investment in direct
financing leases                                            6,975,000                  5,859,551                 7,563,118
                                                      ---------------             --------------             -------------
Balance at close of year                              $   358,026,986             $  344,229,205             $ 350,424,262
                                                      ===============             ==============             =============

                                                                  Reconciliation of Accumulated Depreciation
                                                      --------------------------------------------------------------------
                                                                                  December 31,
                                                      --------------------------------------------------------------------
                                                            2004                      2003                        2002
                                                      ---------------           ----------------             -------------
Balance at beginning of year                            $  41,176,156              $  34,815,471             $  27,327,123

Depreciation expense                                        7,508,543                  7,664,081                 7,488,348

Reclassification to assets held for sale                     (475,993)                (1,303,396)                      --
                                                        -------------              -------------             -------------
Balance at close of year                                $  48,208,706              $  41,176,156             $  34,815,471
                                                        =============              =============             =============

                                                         APPENDIX A TO FORM 10-K

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                                              2004 ANNUAL REPORT

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited our consolidated financial statements included in Item 8, as stated in their report in Item 8.

SELECTED FINANCIAL DATA

(In thousands except per share amounts)

                                                     2004              2003         2002          2001            2000
                                                   ---------         --------     ---------     ---------       ---------
OPERATING DATA:

   Revenues (1)                                    $  42,836         $ 46,338     $  43,301      $ 43,111       $  42,443

   Income from continuing operations (2)              20,895           22,615        14,969        26,829          24,053

   Basic earnings from continuing
     operations per share                                .69              .75           .50           .90             .84

   Net income                                         22,071           21,501        16,650        27,948          25,010

   Basic earnings per share                              .72              .71           .55           .94             .87

   Cash dividends paid                                25,173           24,960        24,692        24,205          23,435

   Cash dividends declared per share                     .83              .83           .82           .82             .82

   Payments of mortgage principal (3)                  5,943            5,529         4,981         4,416           3,998

BALANCE SHEET DATA:

   Total assets                                    $ 453,042         $462,191     $ 472,129      $447,241       $ 441,209

   Long-term obligations (4)                         169,255          183,443       189,166       166,446         145,547

(1) Prior year balances have been reclassified to conform to the current year presentation of excluding interest income from revenues.

(2)   Includes gain from sale of real estate in 2000 and 2001.

(3)   Represents scheduled mortgage principal amortization paid.

(4) Represents mortgage obligations and deferred acquisition fee installments that are due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

(In thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004. As used in this Annual Report on Form 10-K, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 12 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. The following discussion includes forward-looking statements. Forward looking statements, which are based on certain assumptions, describe our future plans, strategies and expectations. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.

EXECUTIVE OVERVIEW

Nature of Business

We were formed in 1993 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. In furtherance of that purpose, we acquire properties and lease them, primarily to single tenants. Substantially all of our leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. If possible, we also negotiate guarantees of the obligations from the parent company of the lessee. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or equivalent foreign index, or in a stated amount or, for certain retail properties, may provide for additional rents based on sales in excess of a specified base amount. In addition to investing directly, we may also acquire interests in real estate through joint ventures. These joint ventures are with affiliates.

As a real estate investment trust ("REIT"), we are not subject to federal income taxes on amounts distributed to shareholders provided we meet certain conditions including distributing at least 90% of our REIT taxable income to our shareholders. Our primary objectives are to:

      -     fund dividends to shareholders; and

      - to protect our shareholders from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt.

We cannot guarantee that our objectives will be ultimately realized.

We are advised by W. P. Carey & Co. LLC ("WPC"), an affiliate, pursuant to an advisory agreement. Our advisory agreement with WPC is renewable annually as determined by independent directors who are elected by our shareholders. In connection with each renewal, WPC is required to provide the independent directors with a comparison of the fee structure with several similar companies. The advisory agreement also provides that a third party portfolio valuation be performed annually. The portfolio valuation is used to determine the asset base for calculating asset management and performance fees that we pay to WPC. We also reimburse WPC for expenses, including overhead, incurred in connection with its services.

How We Earn Revenue

The primary source of our revenue is from leasing real estate. We acquire and own commercial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

(In thousands except share and per share amounts)

fluctuation because of lease expirations, lease terminations, the timing of new lease transactions and sales of property.

How Management Evaluates Results of Operations

Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding dividends to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but have no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation. In determining the distribution rate to shareholders, management considers its assessment of future operations.

Our operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                  2004                2003              2002
                                                               ----------           ---------         ---------
Per Statements of Income:
Rental income                                                   $  40,012           $ 40,230          $ 39,125
Interest income from direct financing leases                        2,432              2,586             4,149
Adjustments:
Share of lease revenues applicable to minority interest            (3,248)            (3,097)           (3,099)
Share of lease revenues from equity investments                    27,780             25,886            16,360
                                                                ---------           --------          --------
                                                                $  66,976           $ 65,605          $ 56,535
                                                                =========           ========          ========

In 2004, 2003 and 2002, we earned our share of net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct and indirect ownership of real estate from the following lease obligations:

                                                  2004        %             2003        %             2002        %
                                                --------    -----         --------    -----         -------      ----
Applied Materials, Inc. (a)                     $ 6,593      10%          $ 6,285       10%         $ 6,290      11%
Carrefour France, S. A. (b) (c) (d)               4,119       6             3,216        5                -       -
Advanced Micro Devices, Inc. (b)                  3,259       5             3,259        5            3,259       6
Starmark Camhood, L.L.C. (b) (e)                  2,741       4             2,456        4                -       -
Dick's Sporting Goods, Inc.                       2,733       4             2,733        4            2,733       5
Perry Judd's Incorporated                         2,192       3             2,192        3            2,192       4
True Value Company (b)                            2,171       3             2,167        3                5       -
Spectrian Corporation                             2,151       3             2,151        3            2,040       4
Special Devices, Inc. (b)                         2,039       3             1,995        3            1,962       3
Westell Technologies, Inc.                        1,984       3             1,984        3            1,936       3
Medica-France, SA (b) (c) (d)                     1,757       3             1,252        2                -       -
Best Buy Co., Inc. (b)                            1,720       3             1,736        3            1,750       3
Career Education Corporation                      1,693       3             1,737        3            1,737       3
Telos Corporation                                 1,666       2             1,666        2            1,635       3
24-Hour Fitness.                                  1,575       2             1,557        2            1,541       3
Sicor, Inc. (b)                                   1,556       2             1,473        2            1,473       3
PPD Development, Inc.                             1,543       2             1,504        2            1,504       3
Silgan Containers Corporation                     1,488       2             1,421        2            1,348       2
Del Monte Corporation (b)                         1,478       2             1,478        2            1,382       2
The Upper Deck Company (b)                        1,452       2             1,452        2            1,452       3
The Bon-Ton Stores, Inc.                          1,444       2             1,412        2            1,348       2
McLane Company, Inc. (b)                          1,424       2             1,409        2            1,393       2
Compucom Systems, Inc. (b)                        1,408       2             1,408        2            1,382       2
Learning Care Group, Inc. (formerly
  Childtime Childcare, Inc.)                      1,280       2             1,273        2            1,190       2
Textron, Inc. (b)                                 1,240       2             1,240        2            1,223       2
Jen-Coat, Inc.                                    1,225       2             1,210        2            1,210       2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

                                                  2004        %             2003        %            2002         %
                                                --------    -----         --------    -----         -------      ----
ShopRite Supermarkets Inc. (formerly Big
V Holding Corporation.) (b)                       1,100       2             1,093        2            1,084        2
Pacific Logistics, L.P.                           1,039       2             1,019        2            1,003        2
Orbseal LLC                                       1,013       2             1,012        2            1,012        2
Other (b)                                         9,893      15            10,815       17           11,451       21
                                                --------    ---           -------      ---          -------      ---
                                                $66,976     100%          $65,605      100%         $56,535      100%
                                                ========    ===           =======      ===          =======      ===

(a)   Net of amounts applicable to minority interests owned by CPA(R):14.

(b) Represents our proportionate share of lease revenues from its equity investment.

(c) The Carrefour France, S.A. and Medica-France, SA interests were acquired in March 2003.

(d) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(e)   The Starmark interest was acquired in February 2003.

Current Developments and Trends

If general economic conditions continue to improve, inflation and interest rates, at least for the short term, are expected to continue to rise as well. Rising interest rates are expected to have the following impact on our business:

- Rising interest rates would likely cause a decline in the values of properties in our investment portfolio;

- Rising interest rates would likely cause an increase in the CPI, which over time will result in increased revenue and partially offset the impact of declining property values; and

- The impact of rising interest rates would be mitigated through our use of fixed interest rates on our debt.

As of December 31, 2004, we have cash and cash equivalent balances of $8,044. For the year ended December 31, 2004, cash flow generated from continuing operations and equity investments was not sufficient to fully fund dividends paid, distributions to minority partners, and scheduled mortgage principal payments. Cash flow generated was $29,299 and the uses were $32,715, representing a net operating shortfall of $3,416.

We are addressing challenges at several underperforming properties (see Lease Revenues below). During 2004, we sold two underperforming properties and have reinvested a portion of the proceeds from these sales into new cash generating investments. Management is focused on improving cash flow at several vacant and/or underperforming properties by aggressively working to lease or sell such property and/or work with existing tenants to meet their rental obligations. Our ability to maintain the current dividend rate depends on a successful resolution of these challenges.

RESULTS OF OPERATIONS

Lease Revenue

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, lease revenue (rental income and interest income from direct financing leases) remained consistent. Increases in lease revenue for 2004 were primarily attributable to scheduled rent increases at several properties that contributed an additional $791 in revenue and new real estate transactions that contributed an additional $316. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. Offsetting these increases were lower rents in 2004 from underperforming properties in Piscataway, New Jersey and San Leandro, California.

During 2004 we successfully resolved the uncertainty related to our property in Chattanooga, Tennessee, which was leased to The Garden Companies, Inc. In October 2004, we entered into a net lease at the Chattanooga property with Plantation Products Inc., which purchased certain of The Garden Companies' assets in a bankruptcy proceeding. The lease provides for a two-year term at an annual rent of $606. The Garden Companies lease provided for annual rents of $920. Due to its financial difficulties, however, Garden Companies had been granted a deferral of a significant portion of the contractual rent so the decrease in contractual rents does not represent a decrease in cash flows from

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

the property relative to the period prior to the asset sale. The new lease with Plantation is a net lease with an initial term of two years and should eliminate the risk that we would incur carrying costs of the property for that period.

In December 2004, we entered into a contract with a third party to sell our Newark, Delaware property for $3,000. This property had been previously leased to Lanxide Corporation and was substantially vacant. We expect this transaction to close during the first quarter of 2005.

Lease revenues continue to be adversely affected by tenant lease terminations and bankruptcies, including at the former Rheometric Scientific, Inc. property in Piscataway, which has been vacant since February 2004 and the former Scott Companies, Inc. property in San Leandro.

In February 2005, we committed to a plan to sell the Piscataway property. We expect to enter into a contract in the near future with a third party to sell this property for approximately $3,100. Based on the property's carrying value at December 31, 2004, we expect to record an impairment charge of approximately $2,745 in the first quarter of 2005 (see Footnote 18 to the financial statements). Scott entered into liquidation in November 2003. A portion of the former Scott property is currently occupied by several tenants under short-term leases with combined monthly rent of approximately $57. During the second quarter of 2004, we committed to a plan to sell the Newark property and have reclassified this property as held for sale. There are no leases scheduled to expire during 2005 and 2006.

Garden Ridge Corporation, the lessee of a retail property in Tulsa, Oklahoma filed a petition of bankruptcy in February 2004. As part of its reorganization plan, Garden Ridge has entered into a lease modification with us that is subject to confirmation of the bankruptcy plan. Under the modification, Garden Ridge's annual rent would decrease from $940 to $742 and the initial lease term would be extended from April 2016 to August 2024. Garden Ridge has the option under bankruptcy laws to seek to terminate the lease.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, lease revenue decreased $458 due in part to the reclassification in 2002 of properties leased to ShopRite Supermarkets, Inc. to equity investments; however, the reclassification has no significant effect on net income for the comparable years. The remaining decrease was primarily due to the termination of several short-term tenants at our multi-tenant property in Newark, Delaware, the termination of the lease with Scott and lower rents from our property in Piscataway. Revenues from the Newark property decreased by $562. Scott entered into liquidation in November 2003; annual rental income from Scott was $2,223. Rents from the Piscataway property decreased by approximately $110 after a lease termination agreement was completed in January 2003. These decreases were partially offset by scheduled rent increases at several properties.

Other Operating Income

2004 VS. 2003 - Other operating income generally consists of lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. For the comparable years ended December 31, 2004 and 2003, other operating income decreased $3,130 primarily due to the recognition in 2003 of $3,012 in connection with the termination of the lease on the Piscataway property.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, other operating income increased $3,495 primarily due to the same reason as identified above.

General and Administrative Expenses

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, general and administrative expenses decreased $1,112 primarily due to a $878 reduction in payments to broker dealers, $298 of which reflected the termination of payment of an annual monitoring fee pursuant to the terms of that fee, and $580 of which reflected the discontinuance of payments to a broker dealer of account maintenance fees. These account maintenance fees are among the payments that are a subject of the SEC investigation described in
Item 3 - Legal Proceedings. General and administrative expenses also benefited from a $311 decline in expenses of WPC allocated to us due to a decline in time dedicated to us by WPC employees. The foregoing effects were offset in part by increased auditing fees and state taxes.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, general and administrative expenses remained consistent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

Property Expense

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, property expense increased $644 primarily due to an increase in asset management and performance fees of $604, which was the result of increases in property values pursuant to the annual third party valuation of our portfolio as of December 31, 2003. We also absorbed carrying costs at the former Scott property in San Leandro of $417 and incurred $172 of legal fees related to this property. These increases were partially offset by lower provisions for uncollected rents.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, property expense increased $2,134 primarily due to an increase in asset management fees from the increase in our asset base because of the purchase of interests in the True Value Company, Starmark Camhood LLC, Carrefour France, SAS and Medica-France, SA investments. The increase is also partially due to absorbing carrying costs at the Piscataway property, which were $761 in 2003.

Income from Equity Investments

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, income from equity investments increased $2,305 primarily due to the full year impact of acquiring interests in properties leased to Starmark in February 2003 and Medica and Carrefour in March 2003, which in total accounted for $1,957 of the increase. The remaining interests in these properties are held by our affiliates. The increase is also partially due to entering into a new lease with The Retail Distribution Group in January 2004 for the former Fleming Companies property in Grand Rapids, Michigan. This property had been vacant since March 2003. The Retail Distribution lease has an initial term through August 2009 and is subject to reductions because Retail Distribution vacated another property. The reductions will be adjusted for any rentals Retail Distribution receives from the other property or upon its sale of the other property.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, income from equity investments increased $3,458 primarily due to acquiring minority interests in properties leased to TruServ, Starmark, Carrefour and Medica between December 2002 and March 2003. The remaining interests in these properties are owned by affiliates.

Interest Expense

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, interest expense decreased $529 primarily due to a $5,335 reduction in mortgage notes payable balances, all of which provide for scheduled mortgage principal payments.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, interest expense increased $831 primarily as a result of $46,335 in limited recourse financing obtained in August 2002 in connection with the mortgage securitization. Most of the cash that was received in connection with the financings has been redeployed in new real estate investments. The increase was partially offset by reductions in mortgage notes payable balances, all of which provide for scheduled mortgage principal payments.

Net Income

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, net income increased $570 partially due to income generated from discontinued operations, which is primarily the result of a $1,754 gain on the sale of real estate in 2004. Net income also benefited from an increase in income from equity investments and lower general and administrative expenses. The increase was partially offset by a reduction in other operating income as described above.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, net income increased $4,851 partially due to increases in revenue ($3,037) and income from equity investment ($3,458), which are described above. Net income in 2003 also benefited from gains on sales of an interest in equity investment ($1,433) and foreign currency transaction gains ($898). These increases were partially offset by increased property expenses ($2,134) and a loss from discontinued operations ($1,114) in 2003. In 2002, discontinued operations generated income of $1,681.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

FINANCIAL CONDITION

Uses of Cash During the Period

There has been no material change in our financial condition since December 31, 2003. Management believes we have sufficient cash balances to meet our existing working capital needs. Our ability to maintain the current dividend rate depends on successfully resolving cash flow challenges at several underperforming properties (see Lease Revenues above). Our use of cash during the period is described below.

Operating Activities

One of our objectives is to use the cash flow from net leases (including equity investments) to meet operating expenses, service debt and fund dividends to shareholders. During 2004, Cash flows from continuing operations and equity investments of $29,299 were not fully sufficient to pay dividends to shareholders of $25,173, meet scheduled mortgage principal installments of $5,943 and distribute $1,599 to minority interest partners. Existing cash balances were used to fund this difference. There is no assurance that cash flow from operating activities will be sufficient to meet our operating and dividend objectives for an extended period, and, therefore, management will continue to assess whether the dividend rate can be maintained. There were no increases in the dividend rate in 2004.

Annual operating cash flow may benefit as management continues to focus on increasing performance at underperforming properties through leases with new tenants or eliminating carrying costs through property sales, such as the two sales completed during 2004 (see Investing Activities below). New leases with Silgan, an existing tenant, and Sunland Distribution are expected to contribute additional annual cash flow of $940 for 2005. The prepayment of a loan in October 2004 will reduce annual debt service obligations by $292. Scheduled rent increases on several properties during 2005 should also result in additional cash from operations. An annual distribution from the Carrefour and Medica equity investments, which is generally received in the fourth quarter, totaled $1,444 and was received in January 2005.

Investing Activities

Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to WPC and the purchase and sale of auction-rate securities. Proceeds from the sales of properties in 2004 were $12,615 consisting of $6,691 related to the Ashburn, Virginia property and $5,924 related to the Hauppauge, New York property. Sales proceeds were used for real estate purchases and capitalized costs, primarily related to the Silgan and Sunland Distribution properties. Other cash outlays included the annual installment of deferred acquisition fees, which was paid in January 2004 to WPC of $1,467 and the purchase and sale of $4,900 of auction-rate securities which management believes provide a more favorable yield than money market instruments.

Financing Activities

In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, we used $2,896 to purchase treasury shares and $2,617 to pay off a mortgage loan on the Balanced Care property. We also obtained $2,255 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan. In connection with the April 2004 sale of our Hauppauge, New York property leased to Sentry Technology Corp., CCMT, the lender of the mortgage loan on this property consented to the transfer of the remaining loan obligation to our Austin, Texas property leased to 24 Hour Fitness.

In 2002, we purchased a participation in a mortgage pool consisting of $172,335 of newly-issued mortgage debt collateralized by properties and lease assignments on properties owned by us and three affiliates. The affiliates and we also purchased subordinated interests of $24,129 of which we own a 30% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, will be affected by any defaults or nonpayment by lessees. As of December 31, 2004, there have been no defaults. Three Garden Ridge properties are included in the mortgage pool and in the event the leases are terminated, cash flow from this investment might be adversely affected.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


(In thousands except share and per share amounts)

Cash Resources

As of December 31, 2004, we have $8,044 in cash and cash equivalents that can be used for working capital needs and other commitments, and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties with a carrying value of $32,053 as of December 31, 2004.

In connection with our proposed sale of the Piscataway property (see Note 18), we expect to receive cash of $3,044 in 2005, which is currently held in escrow, upon the completion of this transaction. WPC has elected to receive its 2005 asset management fees in restricted common stock instead of cash. Asset management fees for 2004 were $3,681 and were paid in cash.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage balloon payments in August 2005 and October 2005 of $2,443 and $1,677, respectively, scheduled mortgage principal payment installments, dividends to shareholders, distributions to minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to purchase new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on our current cash balances, we may use existing cash reserves or proceeds from any property sales to satisfy the balloon payment obligations.

Our ability to sustain our current dividend on a long-term basis will be affected by our ability to generate cash or eliminate carrying costs from underperforming properties, including properties in Piscataway and San Leandro and the ability of Garden Ridge to successfully reorganize and emerge from bankruptcy. The agreed-upon restructuring of the Garden Ridge lease will be effective only when its bankruptcy plan is confirmed by the Bankruptcy Court and the modified lease should enhance Garden Ridge's ability to meet its business objectives, in which event it should be better able to meet its lease commitment on a long-term basis. Management is seeking to re-lease or sell its vacant properties in order to generate cash and reduce or eliminate absorbing carrying costs on such properties.

We believe that our liquidity position is adequate and did not seek a renewal of a $20,000 credit facility that expired in 2003.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of December 31, 2004 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                           Total      Less than 1    1-3 Years     3-5 Years    More than 5
                                                         Year                                      years
Limited recourse mortgage notes
payable (1)                             $  240,004     $  23,370    $  58,574      $  59,726      $  98,334
Deferred acquisition fees (1)                6,559         1,787        2,574          1,290            908
Subordinated disposition fees (2)            1,784                                                    1,784
Operating leases (3)                         2,905           183          452            490          1,780
                                        ----------     ---------    ---------      ---------      ---------
                                        $  251,252     $  25,340    $  61,600      $  61,506      $ 102,806
                                        ==========     =========    =========      =========      =========

(1)   Amounts are inclusive of principal and interest.

(2) Payable, subject to meeting contingencies, in connection with any liquidity event.

(3) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities.

As of December 31, 2004, we have no material capital lease obligations, either individually or in the aggregate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

In connection with the purchase of its properties, we require the sellers to perform environmental reviews. We believe, based on the results of such reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions, which allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow us to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matter should not have a material adverse effect on our financial condition, liquidity or results of operations.

SUBSEQUENT EVENT

On February 11, 2005, management approved a plan to sell a property located in Piscataway, New Jersey that has been vacant since February 2004. We expect to sign a contract with a third party to sell the property for approximately $3,100. The contract is expected to provide for a 30 day due diligence period for the buyer. As such, there is no assurance that the proposed sale will be completed.

The property has a carrying value of $5,625. The net proceeds from the sale after expected brokerage commission and closing costs of approximately $220 are expected to be approximately $2,880. Because the sale proceeds net of closing costs are below the carrying value, the property has been deemed impaired. We expect to record an impairment charge of approximately $2,745 for the quarter ending March 31, 2005 in connection with the reclassification of this property to held for sale.

CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is described in Note 2 to the Consolidated Financial Statements. Many of these accounting policies require certain judgment and the use of certain estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Classification of Real Estate Assets

We classify our directly owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated and, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


(In thousands except share and per share amounts)

Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions

In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in other liabilities in the accompanying financial statements.

The value attributed to tangible assets is determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current "market" rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.

The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals, among other factors. Third party appraisals or our estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, are charged to expense.

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

Impairments

Impairment charges may be recognized on long-lived assets, including but not limited to real estate, direct financing leases, equity investments and assets held for sale. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases, each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further noncash writedowns and impact the gain or loss ultimately realized upon sale of the assets.

We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy organization or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.

Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

Provision for Uncollected Amounts from Lessees

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because our real estate operations have a limited number of lessees, we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables that typically range between 0.25% and 1% of lease revenues (rental income and interest income from direct financings leases) and will measure our allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations. Based on actual experience during 2004, we recorded a provision equal to approximately 0.35% of lease revenues.

Fair Value of Assets and Liabilities

In 2002, we acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that we own or three of our affiliates own. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value would be adjusted.

We measure derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and record them as an asset or liability, depending on our right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. To determine the value of warrants for common stock which are classified as derivatives, various estimates are included in the options pricing model used to determine the value of a warrant.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" ("FAS 150"). FAS 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands financial statement disclosure requirements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

In November 2003, the FASB issued FASB Staff Position 150-3 ("FSP 150-3"), which defers the classification and measurement provisions of FAS 150 indefinitely as they apply to mandatorily redeemable non-controlling interests associated with finite-lived entities. We adopted FAS 150 in July 2003 and it did not have a significant impact on our consolidated financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Corporate Property Associates 12 Incorporated:

We have completed an integrated audit of Corporate Property Associates 12 Incorporated's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 12 Incorporated and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)

                                                                                 December 31,
                                                                              2004          2003
                                                                           ----------    ----------
                        ASSETS:
Real estate leased to others:
  Accounted for under the operating method:
       Land                                                                $   51,907    $   51,505
       Buildings                                                              306,120       292,725
                                                                           ----------    ----------
                                                                              358,027       344,230
       Less, accumulated depreciation                                          48,209        41,176
                                                                           ----------    ----------
                                                                              309,818       303,054
Net investment in direct financing leases                                      12,153        19,128
Assets held for sale                                                            2,753        10,453
Intangible assets, net                                                          1,462             -
Equity investments                                                             93,915        90,206
Cash and cash equivalents                                                       8,044        13,305
Marketable securities                                                           8,465         8,810
Other assets, net of allowance for uncollected rents of $611 and
  $1,711 and accumulated amortization of $1,296 and $1,206 at
  December 31, 2004 and 2003                                                   16,432        17,235
                                                                           ----------    ----------
           Total assets                                                    $  453,042    $  462,191
                                                                           ==========    ==========
           LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                    $  175,646    $  180,981
Limited recourse mortgage notes payable on assets held for sale                     -         3,224
Accrued interest                                                                  972         1,036
Accounts payable and accrued expenses                                           2,224         2,474
Due to affiliates                                                               3,545         3,063
Deferred acquisition fees payable to affiliate                                  5,403         6,658
Dividends payable                                                               6,322         6,272
Other liabilities, net                                                          1,036             -
Prepaid rental income and security deposits                                     3,662         5,131
                                                                           ----------    ----------
           Total liabilities                                                  198,810       208,839
                                                                           ----------    ----------

Minority interest                                                               8,159         8,022
                                                                           ----------    ----------
Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares;
  issued and outstanding, 31,818,107 and 31,284,287 shares at
  December 31, 2004 and 2003                                                       32            31
Additional paid-in capital                                                    288,830       282,962
Dividends in excess of accumulated earnings                                   (33,102)      (29,950)
Accumulated other comprehensive income                                          2,518         1,596
                                                                           ----------    ----------
                                                                              258,278       254,639
Less, treasury stock at cost, 1,233,519 and 975,975 shares at
   December 31, 2004 and 2003                                                 (12,205)       (9,309)
                                                                           ----------    ----------
           Total shareholders' equity                                         246,073       245,330
                                                                           ----------    ----------
           Total liabilities, minority interest and shareholders' equity   $  453,042    $  462,191
                                                                           ==========    ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                        CONSOLIDATED STATEMENTS of INCOME
                (In thousands except share and per share amounts)

                                                                                 For the year ended December 31,
                                                                         ----------------------------------------------
                                                                               2004          2003            2002
                                                                         --------------  --------------  --------------
Revenues:
     Rental income                                                       $       40,012  $       40,230  $       39,125
     Interest income from direct financing leases                                 2,432           2,586           4,149
     Other operating income                                                         392           3,522              27
                                                                         --------------  --------------  --------------
                                                                                 42,836          46,338          43,301
                                                                         --------------  --------------  --------------

Operating expenses:
     Depreciation and amortization of intangible                                  7,530           7,380           7,176
     General and administrative                                                   2,934           4,046           4,023
     Property expense                                                             9,495           8,851           6,717
     Charge on early extinguishment of debt                                           -               -           1,285
                                                                         --------------  --------------  --------------
                                                                                 19,959          20,277          19,201
                                                                         --------------  --------------  --------------

       Income from continuing operations before other interest income, minority interest, equity investments, interest expense
          and gain (loss)                                                        22,877          26,061          24,100

Other interest income                                                             1,109           1,164             865
Minority interest in income                                                      (1,736)         (1,528)         (1,474)
Income from equity investments, including charge on early
  extinguishment of debt of $961 in 2002                                         11,730           9,425           5,967
Interest expense                                                                (14,344)        (14,873)        (14,042)
                                                                         --------------  --------------  --------------
         Income from continuing operations before gains (loss)                   19,636          20,249          15,416

Gain on foreign currency transactions, net                                          887             898               -
Unrealized gain (loss) on warrants                                                  372            (202)           (447)
Gain on sale of interest in equity investment                                         -           1,433               -
Gain on settlement of derivatives contract                                            -             237               -
                                                                         --------------  --------------  --------------
         Income from continuing operations                                       20,895          22,615          14,969

Discontinued operations:
(Loss) income from operations of discontinued properties                           (428)           (114)          1,681
Gain on sale of real estate                                                       1,754               -               -
Impairment charge on real estate                                                   (150)         (1,000)              -
                                                                         --------------  --------------  --------------
         Income (loss) from discontinued operations                               1,176          (1,114)          1,681
                                                                         --------------  --------------  --------------

         Net income                                                      $       22,071  $       21,501  $       16,650
                                                                         ==============  ==============  ==============

Basic earnings (loss) per share:
     Earnings from continuing operations                                 $          .69  $          .75  $          .50
     Earnings (loss) from discontinued operations                                   .03            (.04)            .05
                                                                         --------------  --------------  --------------
         Net income                                                      $          .72  $          .71  $          .55
                                                                         ==============  ==============  ==============

Weighted average shares outstanding-basic                                    30,497,565      30,234,073      30,038,268
                                                                         ==============  ==============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                 CONSOLIDATED STATEMENT of SHAREHOLDERS' EQUITY
              For the years ended December 31, 2002, 2003, and 2004
                (In thousands except share and per share amounts)

                                             Additional                 Dividends in Excess  Accumulated Other
                                     Common   Paid-in    Comprehensive    of Accumulated      Comprehen- sive   Treasury
                                      Stock   Capital       Income          Earnings             Income          Stock      Total
Balance at
    January 31, 2002                   $30   $ 274,728                      $(18,325)                 -         $ (5,510)  $250,923

396,008 shares issued, net of costs      1       4,007                                                                       4,008
Dividends declared                                                           (24,767)                                       (24,767)

Comprehensive income:
Net income                                                  $16,650           16,650                                         16,650
Change in unrealized gain on
    marketable securities                                       309                                 309                         309
                                                            -------
                                                            $16,959
                                                            =======
Repurchase of 154,322 shares                                                                                      (1,516)    (1,516)
                                       ---   ---------                      --------             ------         --------   --------
Balance at
    December 31, 2002                   31     278,735                       (26,442)               309           (7,026)   245,607

405,949 shares issued, net of costs              4,227                                                                        4,227
Dividends declared                                                           (25,009)                                       (25,009)

Comprehensive income:
Net income                                                  $21,501           21,501                                         21,501
Other comprehensive income:
Change in unrealized gain on
    marketable securities                                       825                                 825                         825
Foreign currency translation
    adjustment                                                  462                                 462                         462
                                                            -------
                                                            $22,788
                                                            =======
Repurchase of 228,723 shares                                                                                      (2,283)    (2,283)
                                       ---   ---------                      --------             ------         --------   --------
Balance at
    December 31, 2003                   31     282,962                       (29,950)             1,596           (9,309)   245,330
                                       ---   ---------                      --------             ------         --------   --------

533,820 shares issued, net of costs      1       5,868                                                                        5,869
Dividends declared                                                           (25,223)                                       (25,223)
Comprehensive income:
Net income                                                  $22,071           22,071                                         22,071
Other comprehensive income:
Change in unrealized gain on
    marketable securities                                      (218)                               (218)                       (218)
Foreign currency translation
    adjustment                                                1,140                               1,140                       1,140
                                                            -------
                                                            $22,993
                                                            =======
Repurchase of 257,544 shares                                                                                      (2,896)    (2,896)
                                       ---   ---------                      --------             ------         --------   --------
Balance at
    December 31, 2004                  $32   $ 288,830                      $(33,102)            $2,518         $(12,205)  $246,073
                                       ===   =========                      ========             ======         ========   ========

 The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                      CONSOLIDATED STATEMENTS of CASH FLOWS
                (In thousands except share and per share amounts)

                                                                                          For the year ended December 31,
                                                                                           2004        2003        2002
                                                                                          -------     -------     -------
Cash flows from operating activities:
     Net income                                                                           $22,071     $21,501     $16,650
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Income from discontinued operations, including impairment
            charges and gain on sale of real estate                                        (1,176)     (1,156)       (402)
         Depreciation and amortization                                                      7,989       8,045       7,579
         Straight-line rent adjustments                                                    (1,042)     (1,055)     (1,403)
         Minority interest in income                                                        1,736       1,528       1,474
         Lease termination proceeds assigned to lender                                          -      (2,540)          -
         Reversal of unrealized gain on warrants on conversion to shares                        -         237           -
         Gain on settlement of derivatives contract                                             -        (237)          -
         Gain on sale of interest in equity investment                                          -      (1,433)          -
         Income from equity investments before charge on extinguishment
            of debt in excess of distributions received                                    (3,177)     (1,023)       (629)
         Charge on extinguishment of debt                                                       -           -       2,245
         Gain on foreign currency transactions                                                  -         (76)          -
         Fees paid by issuance of stock to affiliate                                        3,612       3,230       2,849
         Noncash settlement income                                                              -        (368)       (371)
         Unrealized (gain) loss on foreign currency transactions and warrants              (1,259)       (620)        447
         Prepayment premium on extinguishment of debt                                           -           -      (1,225)
         Change in operating assets and liabilities, net                                     (826)        545         796
                                                                                          -------     -------     -------
         Net cash provided by continuing operations                                        27,928      26,578      28,010
         Net cash (used in) provided by discontinued operations                              (399)      2,401         565
                                                                                          -------     -------     -------
         Net cash provided by operating activities                                         27,529      28,979      28,575
                                                                                          -------     -------     -------

 Cash flows from investing activities:
     Distributions received in excess of equity income                                      1,371       2,244       1,424
     Distribution of mortgage financing proceeds received from equity investments               -       3,738       1,766
     Receipt of amount due from sale of equity investment                                   1,430           -           -
     Proceeds from sales of real estate and securities (b)                                 12,615       1,972       2,837
     Payment of deferred acquisition fees                                                  (1,467)     (1,275)     (1,376)
     Purchases of real estate and equity investments and other capitalized costs (C)      (10,686)    (23,888)    (13,831)
     Sales of securities                                                                    4,900      14,200       3,000
     Purchases of securities                                                               (4,900)       (200)    (27,075)
                                                                                          -------     -------     -------
         Net cash provided by (used in) investing activities                                3,263      (3,209)    (33,255)
                                                                                          -------     -------     -------

Cash flows from financing activities:
     Dividends paid                                                                       (25,173)    (24,960)    (24,692)
     Payments of mortgage principal                                                        (5,943)     (5,529)     (4,981)
     Prepayment of mortgages payable                                                       (2,617)     (5,199)     (8,908)
     Advances on line of credit                                                                 -           -      10,000
     Repayments of advances on credit facility                                                  -           -     (10,000)
     Proceeds from issuance of mortgages (a)                                                    -           -      44,776
     Payment of financing costs and mortgage deposits                                         (80)       (132)       (776)
     Proceeds from issuance of shares, net of costs                                         2,255         997       1,158
     Distributions to minority partner                                                     (1,599)     (1,443)     (1,444)
     Purchase of treasury stock                                                            (2,896)     (2,283)     (1,516)
                                                                                          -------     -------     -------
         Net cash (used in) provided by financing activities                              (36,053)    (38,549)      3,617
                                                                                          -------     -------     -------
         Net decrease in cash and cash equivalents                                         (5,261)    (12,779)     (1,063)

Cash and cash equivalents, beginning of year                                               13,305      26,084      27,147
                                                                                          -------     -------     -------
Cash and cash equivalents, end of year                                                    $ 8,044     $13,305     $26,084
                                                                                          =======     =======     =======

                                  - continued -

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

Noncash investing and financing activities:

(a) Net of $1,559 held back from proceeds of mortgages by a mortgage lender to fund certain escrow accounts in 2002.

(b) In connection with the April 2004 sale of our Hauppauge, New York property leased to Sentry Technology Corp., CCMT, the lender of the mortgage loan on this property consented to the transfer of $3,208, the remaining loan obligation to our Austin, Texas property leased to 24 Hour Fitness.

(c) Included in the cost basis of real estate and equity investments acquired in 2004, 2003, and 2002 are deferred acquisition fees payable to WPC of $212, $1,677 and $413, respectively.

Supplemental cash flows information:

Interest paid, was $14,149, $14,505, and $13,642 in 2004, 2003, and 2002,
respectively. There was no capitalized interest in 2004, 2003 and 2002.

A dividend of $.2067 per share for the quarter ended December 31, 2004 was declared in December 2004 and paid in January 2005.

   The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

1. Organization:

Corporate Property Associates 12 Incorporated (the "Company") is a real estate investment trust ("REIT") that invests in commercial properties leased to companies domestically and internationally, primarily on a triple net basis. As of December 31, 2004, the Company's portfolio consisted of 120 properties leased to 51 tenants and totaled more than 9.5 million square feet.

The Company was formed as a Maryland corporation on July 30, 1993. Between February 1994 and September 1997, the Company sold a total of 28,334,451 shares of common stock for a total of $283,345 in offering proceeds. The Company also raised an additional $10,000 through a private placement of its common stock in January 2001. These proceeds have been combined with limited recourse mortgage debt to purchase the Company's property portfolio. As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

2. Summary of Significant Accounting Policies:

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and a controlling interest in a majority-owned limited liability company. The Company is not a primary beneficiary of any variable interest entity ("VIE"). All material inter-entity transactions have been eliminated.

For acquisitions of an interest in an entity, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Entities that meet one or more of the criteria listed below are considered VIEs.

    - The Company's equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

    - The Company does not have the direct or indirect ability to make decisions about the entity's business;

    - The Company is not obligated to absorb the expected losses of the entity;

    - The Company does not have the right to receive the expected residual returns of the entity; and

    - The Company's voting rights are not proportionate to its economic interests, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The Company consolidates the entities that are VIEs and the Company is deemed to be the primary beneficiary of the VIE. For entities where the Company is not deemed to be the primary beneficiary or the entity is not deemed a VIE and the Company's ownership is 50% or less and has the ability to exercise significant influence as well as jointly-controlled tenancy-in-common interests are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

USE OF ESTIMATES

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

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation. Certain auction-rate securities have been reclassified from cash equivalents to marketable securities. For the years ended December 31, 2004 and 2003, the Company purchased and sold such securities but did not hold such securities at December 31, 2004 and 2003. The Company held such securities at December 31, 2002. As a result, certain amounts were reclassified in the accompanying consolidated statements of cash flows for the years ended December 31, 2003 and 2002 to conform to the 2004 presentation.

PURCHASE PRICE ALLOCATION

In connection with the Company's acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in other liabilities in the accompanying financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

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

The total amount of other intangibles are allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. Third party appraisals or management's estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.

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

The value of in-place leases will be amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and expected renewal terms of the leases but no amortization period for intangibles will exceed the remaining depreciable life of the building.

OPERATING REAL ESTATE

Land and buildings and personal property are carried at cost less accumulated depreciation. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

REAL ESTATE UNDER CONSTRUCTION AND REDEVELOPMENT

For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs. Interest is capitalized by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period.

CASH AND CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. At December 31, 2004 and 2003, the Company's cash and cash equivalents were held in the custody of two financial institutions and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

MARKETABLE SECURITIES

Marketable securities which consist of an interest in collateralized mortgage obligations (see Note 8), common stock in publicly-traded companies and auction-rate securities, are classified as available for sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income
(loss) until realized.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

OTHER ASSETS

Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages using the effective interest method and included in interest expense in the accompanying consolidated financial statements. Deferred rental income is the aggregate difference for operating leases between scheduled rents, which vary during the lease term, and rent recognized on a straight-line basis.

DEFERRED ACQUISITION FEES

Fees are payable for services provided by W.P. Carey & Co. LLC (the "Advisor"), an affiliate, to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments with each installment equal to ..25% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the Preferred Return (see Note 3).

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2004 and 2003, accumulated other comprehensive income reflected in the shareholders' equity is comprised of the following:

                                             As of December 31,
                                              2004       2003
                                             -------    -------
Unrealized gains on marketable securities    $   916    $ 1,134
Foreign currency translation adjustment        1,602        462
                                             -------    -------
Accumulated other comprehensive income       $ 2,518    $ 1,596
                                             =======    =======

TREASURY STOCK

Treasury stock is recorded at cost.

REAL ESTATE LEASED TO OTHERS

Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2004 lessees were responsible for the direct payment of real estate taxes of approximately $4,952.

The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically. One lessee, Applied Materials, Inc., currently represents 10% of total leasing revenues. Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides. Rents from sales overrides (percentage rents) are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached.

The leases are accounted for under either the direct financing or operating methods. Such methods are described below (see Notes 4 and 5):

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

On an ongoing basis, the Company assesses its ability to collect rent and other tenant-based receivables and determines an appropriate allowance for uncollected amounts. Because the real estate operations has a limited number of lessees, the Company believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. The Company generally recognizes a provision for uncollected rents and other tenant receivables that typically ranges between 0.25% and 1% of lease revenues (rental income and interest income from direct financings leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, the Company makes subjective judgments based on its knowledge of a lessee's circumstances and may

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations.

DEPRECIATION

Depreciation is computed using the straight-line method over the estimated useful lives of properties - generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the remaining term of the lease.

IMPAIRMENTS

When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of its long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. The Company performs a review of its estimate of residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in the Company's current estimate of residual value of the underlying real estate assets (i.e., the estimate of what the Company could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

When the Company identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Company's opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that the Company has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

FOREIGN CURRENCY TRANSLATION

The Company owns equity investments that invest in real estate in France. The functional currency for this investment is the Euro. The translation from the Euro to U. S. Dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders' equity. The cumulative translation adjustment as of December 31, 2004 and 2003 were gains of $1,602 and $462, respectively.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date) whichever is later, realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) inter-company foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements will not be included in determining net income but will be accounted for in the

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder's equity. The contributions to the equity investments were funded in part through subordinated debt.

Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal payments, are included in the determination of net income, and, for the year ended December 31, 2004 and 2003, the Company recognized unrealized gains of $887 and $822, respectively, from such transactions. In 2003, the Company recognized realized gains of $76 on foreign currency transactions in connection with the transfer of cash from foreign operating subsidiaries to the parent company.

DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with FASB No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to FAS 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. Changes in fair value for the years ended as of December 31, 2004, 2003 and 2002, were unrealized gains (losses) of $372, $(202) and $(447), respectively. As of December 31, 2004 and 2003, warrants issued to the Company by Vermont Teddy Bear Co., Inc., Sentry Technology Corporation ("Sentry") and Randall International, Inc. are classified as derivative instruments. In January 2003, the Company exercised all of its warrants in Rheometric Scientific, Inc. ("Rheometric") which subsequently became Proterion Corporation ("Proterion"). The Company also holds certain stock warrants which are not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.

ASSETS HELD FOR SALE

Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (see Note 15).

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

FEDERAL INCOME TAXES

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain its qualification as a REIT, the Company is required to, among other things, distribute at least 90% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the shareholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company has and intends to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state, local and foreign taxes. Provision for such taxes has been included in general and administrative expenses in the Company's Consolidated Statements of Income.

EARNINGS PER SHARE

The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts only for all periods presented in the accompanying consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" ("FAS 150"). FAS 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands financial statement disclosure requirements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

In November 2003, the FASB issued FASB Staff Position 150-3 ("FSP 150-3"), which defers the classification and measurement provisions of FAS 150 indefinitely as they apply to mandatorily redeemable non-controlling interests associated with finite-lived entities. The Company adopted FAS 150 in July 2003 and it did not have a significant impact on our consolidated financial statements.

3. Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are -1/2 of 1/% of Average Invested Assets as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative non-compounded dividend return of 7%. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. Effective in 2005, the Advisory Agreement was amended to allow the Advisor to elect to receive restricted stock for any fee due from the Company. Subsequent to this Amendment, the Advisor has elected to receive all fees in common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $3,681, $3,379, and $2,848 in 2004, 2003, and 2002 respectively, with performance fees in like amount. The Company incurred personnel reimbursements of $1,067, $1,379, and $1,323, in 2004, 2003, and 2002, respectively. Asset management fees and personnel reimbursement costs are included in property expense and general and administrative expense, respectively, in the accompanying financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. A portion of such fees are deferred and payable in equal installments over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 7% from the date of acquisition of a property until paid. For transaction and refinancings that were completed in 2004, 2003, and 2002, current fees were $265, $807, and $770, respectively, and deferred fees were $212, $646 and $413, respectively. On March 12, 2003, the Company purchased from Corporate Property Associates 15 Incorporated ("CPA(R):15"), an affiliate, a 35% interest in a company that leases thirteen properties to two lessees. In connection with the purchase, the Company assumed an obligation of the deferred acquisition fee payable to the Advisor which was $1,031. The Company's cash portion of the purchase price included reimbursement to CPA(R):15 for 35% of the initial current acquisition fee which was $1,289.

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

The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. The Advisor's interest in such disposition fees amounts to $1,784 and $1,376 as of December 31, 2004 and 2003, respectively. Payment of such amount, however, cannot be made until the subordination provisions are met. The Company has concluded that payment of such disposition fees is probable and all fees from completed property sales have

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

               (In thousands except share and per share amounts)

been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the accompanying consolidated financial statements.

The Company owns interests in entities which range from 15% to 50% and a jointly-controlled 50% tenancy-in-common interest in a property subject to a net lease with remaining interests held by affiliates.

The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 2004, 2003, and 2002 were $200, $224, and $232, respectively. The Company's current share of future minimum lease payments is $2,905 through 2016.

As previously reported by the Advisor, the Advisor and Carey Financial Corporation ("Carey Financial"), the wholly-owned broker-dealer subsidiary of the Advisor, are currently subject to an investigation by the United States Securities and Exchange Commission ("SEC") into payments made to third party broker dealers in connection with the distribution of REITs managed by the Advisor and other matters. Although no regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect the Advisor and the REITs managed by the Advisor, including the Company.

4. Real Estate Leased to Others Accounted for Under the Operating Method:

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases are approximately as follows:

Year Ending December 31,
------------------------
2005                                               $ 37,057
2006                                                 37,116
2007                                                 36,685
2008                                                 37,113
2009                                                 36,973
Thereafter through 2021                             233,833

Contingent rents (including percentage rents and CPI-based increases) were approximately $2,519, $2,078, and $2,396 in 2004, 2003, and 2002, respectively.

5. Net Investment in Direct Financing Leases:

Net investment in direct financing leases is summarized as follows:

                                                  December 31,
                                            -----------------------
                                              2004           2003
                                            --------       --------
Minimum lease payments receivable           $ 16,279       $ 27,114
Unguaranteed residual value                   12,153         19,128
                                            --------       --------
                                              28,432         46,242
Less: unearned income                        (16,279)       (27,114)
                                            --------       --------
                                            $ 12,153       $ 19,128
                                            ========       ========

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable direct financing leases are approximately as follows:

Year Ending December 31,
------------------------
2005                              $ 1,447
2006                                1,447
2007                                1,447
2008                                1,447
2009                                1,447
Thereafter through 2016             9,044

Contingent rents (including CPI-based increases) were approximately, $373, $322, and $384 in 2004, 2003 and 2002, respectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

6. Equity Investments:

The Company owns interests in properties leased to corporations through non-controlling interests. The ownership interests range from 15% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy, Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company, Inc., The Retail Distribution Group, Inc., Del Monte Corporation, Special Devices, Inc., ShopRite Supermarkets, Inc., True Value Company, Starmark Camhood LLC, Medica-France, S.A. and affiliates of Carrefour France, S.A. The equity investments in Starmark, Medica and Carrefour were acquired during the quarter ended March 31, 2003.

Distributions and allocations of income or loss from the equity investees are based on ownership percentages and no fees are paid by the Company or the partnerships to any of the general partners of the limited partnerships.

Summarized combined financial information of the Company's equity investees is as follows:

(In thousands)                                                 December 31,
                                                         -----------------------
                                                           2004           2003
                                                         --------       --------
Assets (primarily real estate)                           $916,775       $914,682
Liabilities (primarily mortgage notes payable)            630,037        635,153
                                                         --------       --------
Partners' and members' equity                            $286,738       $279,529
                                                         ========       ========
Company's share of equity investees' net assets          $ 93,915       $ 90,206
                                                         ========       ========

                                                                Year Ended December 31,
                                                         ------------------------------------
                                                           2004          2003         2002
                                                         ---------    ---------     ---------
Revenues (primarily rental income and interest
income from direct financing leases)                     $ 95,593     $ 86,273      $ 39,758
Expenses (primarily interest on mortgages and
depreciation)                                             (62,678)     (55,177)      (25,525)
                                                         --------     --------      --------
Net income                                               $ 32,915     $ 31,096      $ 14,233
                                                         ========     ========      ========
Company's share of net income from equity
investments                                              $ 11,730     $  9,425      $  5,967
                                                         ========     ========      ========

7. Acquisitions of Real Estate:

On June 30, 2004, the Company acquired a newly constructed manufacturing and distribution warehouse facility from Silgan Containers Manufacturing Corp. in Fort Dodge, Iowa. The cost, which represents an expansion of an existing property leased to Silgan, was $1,424 and provided for an extension of the original lease to 2020. Under the terms of the lease agreement entered into with Silgan, initial annual rent increased to $1,554 with rent increases every five years beginning July 2007 based on increases in the CPI.

On September 28, 2004, the Company purchased property in Greenville, South Carolina for $9,188 and entered into a net lease with Sunland Distribution Company, Inc. The lease has an initial term of 15 years with two ten-year renewal options and provides for initial annual rent of $808. The lease provides for annual rent increases of 2%.

8. Mortgage Financing Through Loan Securitization:

In 2002, the Company and three affiliates, W.P. Carey & Co. LLC, Carey Institutional Properties Incorporated ("CIP(R)") and Corporate Property Associates 14 Incorporated obtained an aggregate of approximately $172,335 of limited recourse mortgage financing collateralized by 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose sole assets consist solely of the loans, and sold interests in the trust as collateralized mortgage obligations in a private placement to institutional investors (the "Offered Interests"). The Company and the three affiliates acquired a separate class of subordinated interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by the Company was proportional to the mortgage amounts obtained.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

The initial Offered Interests consisted of $148,206 of the mortgage loan balances, with different tranches of principal entitled to distributions at annual interest rates as follows: $119,772 - 5.97%, $9,478 - 6.58%, $9,478 -
7.18% and $9,478 - 8.43%. The assumed final distribution dates for the four classes of Offered Interests range from December 2011 through March 2012.

The CPA(R) Interests were purchased for $24,129 of which the Company's share was $7,239, or 30%, and are comprised of two components, a component that will receive payments of principal and interest and a component that will receive payments of interest only. The CPA(R) Interests are subordinated to the Offered Interests and will be payable only when and if all distributions to the Offered Interests are current. The assumed final distribution date for the CPA(R) Interests is June 30, 2012. The distributions to be paid to the CPA(R) Interests do not have a stated rate of interest and will be affected by any shortfall in rents received from lessees or defaults at the mortgaged properties. As of the purchase date, the Company's cost basis attributable to the principal and interest and interest only components was $4,335 and $2,904, respectively. Over the term of its ownership interest in the CPA(R) Interests, the value of the interest only component will fully amortize and the principal and interest component will amortize to its anticipated face value of its share in the underlying mortgages. For financial reporting purposes, the effect of such amortization is reflected in interest income. Interest income, including all related amortization, is recognized using an effective interest method.

The Company is accounting for its interest in the CPA(R) Interests as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. The fair value of the Company's CPA(R) Interests was $8,284 and $8,150, reflecting a cumulative unrealized gain of $1,338 and $1,078 and accumulated amortization of $293 and $166 at December 31, 2004 and 2003, respectively. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining fair value of the CPA(R) interest is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the CPA(R) interests based on adverse changes in market interest rates of 1% and 2% is as follows:

                                  Fair Value as of
                                  December 31, 2004   1% Adverse Change    2% Adverse Change
                                  -----------------   -----------------    -----------------
Fair value of CPA(R) Interests         $ 8,284             $ 7,901              $ 7,541

The above sensitivity is hypothetical and changes in fair value based on a 1% or 2% variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

9. Intangibles:

In connection with its acquisition of properties, the Company has recorded net lease intangibles of $437, which are being amortized over periods ranging from 15 years to 30 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue.

Intangibles are summarized as follows:

                                     DECEMBER 31, 2004
                                     -----------------
Lease intangibles
In-place lease                        $          725
Tenant relationship                              758
Above-market rent                                  -
Less: accumulated amortization                   (21)
                                      --------------
                                      $        1,462
                                      --------------

Below-market rent                     $       (1,046)
Less: accumulated amortization                    10
                                      --------------
                                      $       (1,036)
                                      ==============

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

Net amortization of intangibles was $11 for the year ended December 31, 2004. Scheduled annual net amortization of intangibles for each of the next five years is $29.

10. Mortgage Notes Payable:

Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of approximately $302,070. As of December 31, 2004, mortgage notes payable had fixed interest rates ranging from 5.15% to 8.75% per annum.

Scheduled principal payments during each of the five years following December 31, 2004 are as follows:

Year Ending December 31,              Total Debt
------------------------              ----------
2005                                  $   10,374
2006                                      11,463
2007                                      24,477
2008                                      22,478
2009                                      20,290
Thereafter through 2021                   86,564
                                       ---------
Total                                  $ 175,646
                                       =========

11. Dividends:

Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2004, dividends paid per share reported for tax purposes were as follows:

                         2004        2003        2002
                         ----        ----        ----
Ordinary income          $.46        $.72        $.43
Return of capital         .31         .11         .39
Capital gains             .06           -           -
                         ----        ----        ----
                         $.83        $.83        $.82
                         ====        ====        ====

12. Disclosures About Fair Value of Financial Instruments:

The Company's mortgage notes payable had a carrying value of $175,646 and $184,205 and a fair value of $176,964 and $186,724 at December 31, 2004 and 2003, respectively. The Company's marketable securities, including its interest in Carey Commercial Mortgage Trust, had a carrying value of $7,551 and $7,677 and a fair value of $8,465 and $8,810 at December 31, 2004 and 2003, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The fair value of the Company's other assets and liabilities at December 31, 2004 and 2003 approximated their carrying value.

13. Impairment Charges:

2004 - The Company recognized an additional impairment charge of $150 related to its property in Newark, Delaware (see below). The impairment charge resulted from a proposed sale with a third party for a value that was less than the carrying value of the property. In December 2004, the Company entered into a contract with a third party to sell its Newark property and as such has classified the property as held for sale as of December 31, 2004 (see Note 15).

2003 - The Company owns a property in Newark, Delaware formerly leased to Lanxide Corporation, which for the past several years has been operated as a multi-tenant facility under short-term leases. During 2003, the occupancy rate of the property declined substantially. In connection with this change in circumstances, the property was written down to its estimated fair value and an impairment charge of $1,000 was recognized.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

14. Gain on Sale of Real Estate and Derivative Contract:

2004 - The results of operations and the related gain on properties that were sold in 2004 are included in "Discontinued Operations." (See Note 15)

2003 - In October 2002, the Company and Rheometric entered into an agreement that would allow Rheometric to terminate its lease for its facility in Piscataway, New Jersey upon completion of an asset sale of one of its lines of business. In January 2003, the Rheometric sale was completed, at which time the lease termination agreement became effective and Rheometric changed its name to Proterion. In connection with the settlement, the Company recognized $3,012, which is included in interest and other income in the accompanying consolidated financial statements for the year ended December 31, 2003. The settlement included a grant of 650,000 shares of common stock of Rheometric.

In connection with structuring the initial purchase transaction with Rheometric, the Company was granted warrants for 466,140 shares of Rheometric common stock at an exercise price of $2.00. Under the lease termination agreement, the exercise price of the warrants was reduced to $0.01. On January 16, 2003, the warrants were converted on a cashless basis to 456,424 shares of common stock of Proterion. Because the Company had the ability to convert the warrants to shares on a cashless basis, the warrants had been classified as a derivative instrument. Upon conversion to shares, a cumulative unrealized gain in the fair value of the warrants of $237 was reversed and a realized gain of $237, representing the gain on the settlement of a derivatives contract was recognized. The Company's 1,106,424 shares of Proterion are classified as an available-for-sale marketable security and are measured at fair value with all gains and losses in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of December 31, 2004, the fair value of the Proterion shares held by the Company was $11 based on a quoted value per share of $0.01.

On March 12, 2003, the Company purchased a 35% interest in a limited liability company from CPA(R):15 which retained the remaining 65% interest. The limited liability company owns properties in France that are leased to Medica and Carrefour.

In connection with the purchase of the Nimes property, the Advisor purchased a 22.5% interest in the Carrefour properties at which time the Company's interest in the Carrefour properties was reduced from 35% to 27.125%. The Advisor's purchase price was based on a third party appraisal of the properties. In connection with the sale of the interest, the Company recognized a gain of $1,433 including a $1,070 increase in the proportionate fair value of the real estate sold and $363 which resulted from an increase in value attributable to changes in foreign currency rates with the Euro and changes in the carrying cost of the property.

15. Discontinued Operations:

In accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and gain or loss on sales of real estate for properties sold or held for sale are reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented.

2004 DISPOSITIONS. The Company owns a property in Ashburn, Virginia, which was leased to International Management Consulting, Inc. ("IMCI"). Following IMCI's bankruptcy, the lease was terminated in October 2003. In March 18, 2004, the Company sold the Ashburn property and received approximately $6,691, net of selling costs. In connection with the sale, the Company recognized a gain of $382.

In July 2003, the Company and Sentry Technology Corporation ("Sentry") entered into a termination agreement. Sentry agreed not to contest an eviction from the Company's property in Hauppauge, New York, in consideration for forgiveness of rent arrearages of $486. Under the agreement, Sentry vacated the property in September 2003, and assigned the Company the right to collect rent directly from Sentry's sub-tenants. In addition, Sentry issued 1,000,000 shares of its common stock to the Company which had a quoted per share value of $0.03 as of the date of issuance and a $250 promissory note which Sentry is scheduled to repay over a three-year period. As of December 31, 2004, the fair value of Sentry shares held by the Company was $170. In connection with the settlement, the Company recognized other income of $30 in 2003, an amount equal to the value of the shares received. Because of Sentry's inability to meet lease obligations, the promissory note has been fully reserved for and settlement income from the note will be recognized as received.

In April 2004, the Hauppauge property was sold for approximately $5,924, net of selling costs, and the Company recognized a gain on sale of $1,372. In connection with the sale, CCMT, the lender of the mortgage loan on the property which had been classified as an assets held for sale, consented to the transfer of the loan obligation to the Company's property in Austin, Texas leased to 24-Hour Fitness (Q Club, Inc.).

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

ASSETS HELD FOR SALE. The Company owns a property in Newark, Delaware formerly leased to Lanxide Corporation. In December 2004, the Company entered into a contract with a third party to sell this property for $3,000. The Company expects this transaction to close during the first quarter of 2005 and result in a gain of $200, excluding impairment charges of $5,431 previously recorded against this property.

The results of operations for the Newark property, which is classified as held for sale as of December 31, 2004, and the results of operations of properties in Ashburn, Virginia and Hauppauge, New York which properties were sold in March 2004 and April 2004, respectively are included in "Discontinued Operations" and are summarized as follows:

                                                       Year Ended December 31,
                                                   ------------------------------
                                                     2004       2003        2002
                                                   -------    -------     -------
Revenues (primarily rental revenues and
  miscellaneous income)                            $  219     $ 1,537     $2,513
Expenses (primarily interest on mortgages,
  depreciation and property expenses)                (647)     (1,651)      (832)
Gain on sale of real estate                         1,754                      -
Impairment charge on real estate                     (150)     (1,000)         -
                                                   ------     -------     ------
Income (loss) from discontinued operations         $1,176     $(1,114)    $1,681
                                                   ======     =======     ======

As a result of classifying properties as held for sale, no depreciation has been incurred from the date of reclassification. The effect of suspending depreciation expenses was $81 in 2004 and $21 in 2003. There was no effect in 2002.

16. Segment Information:

The Company has determined that it operates in one business segment, real estate operations with domestic and foreign investments. The Company had no foreign real estate investment until March 2003.

For 2004, geographic information for the real estate operations segment is as follows:

                                      Domestic      Foreign (1)    Total Company
Revenues                             $  42,836               -      $  42,836
Operating expenses                     (19,959)              -        (19,959)
Income from equity investments           9,547       $   2,183         11,730
Interest expense, net                  (13,235)              -        (13,235)
Other, net (2)                          (1,364)            887           (477)
                                     ---------       ---------      ---------
Income from continuing operations    $  17,825       $   3,070      $  20,895
                                     =========       =========      =========

Total assets                         $ 436,143       $  16,899      $ 453,042
Total long-lived assets                400,449          16,899        417,348

For 2003, geographic information for the real estate operations segment is as follows:

                                         Domestic         Foreign (1)     Total Company
Revenues (3)                            $   46,338                 -       $   46,338
Operating expenses (3)                     (20,277)                -          (20,277)
Income from equity investments               9,085        $      340            9,425
Interest expense, net                      (13,709)                -          (13,709)
Other, net (2)                              (1,493)            2,331              838
                                        ----------        ----------       ----------
Income from continuing operations       $   19,944        $    2,671       $   22,615
                                        ==========        ==========       ==========

Total assets                            $  449,156        $   13,035       $  462,191
Total long-lived assets                    399,353            13,035          412,388

(1)   Consists of operations in France.

(2) Consists of minority interest, gains (losses) on foreign currency transactions, sale of interest in equity investment, settlement of derivatives contract and unrealized gain (loss) on warrants.

(3) Amounts have been reclassified to conform to the current year presentation of excluding interest income and interest expense from the revenues and expenses line items above, respectively.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (In thousands except share and per share amounts)

17. Selected Quarterly Financial Data (unaudited):

                                                                                     Three Months Ended
                                                         -----------------------------------------------------------------------
                                                         March 31, 2004   June 30, 2004   September 30, 2004   December 31, 2004
                                                         --------------   -------------   ------------------   -----------------
Revenues                                                    $10,507          $10,882            $10,586             $10,861
Operating expenses                                            5,652            4,874              4,604               4,829
Net income                                                    4,308            5,949              5,121               6,693
Earnings per share - basic                                      .14              .20                .17                 .21
Dividends declared per share                                  .2067            .2067              .2067               .2067

                                                                                     Three Months Ended
                                                         -----------------------------------------------------------------------
                                                         March 31, 2003   June 30, 2003   September 30, 2003   December 31, 2003
                                                         --------------   -------------   ------------------   -----------------
Revenues (1)                                                $13,565          $10,891            $11,234              $10,648
Operating expenses (1)                                        4,898            4,972              5,245                5,162
Net income                                                    7,483            4,744              3,852                5,422
Earnings per share - basic                                      .25              .16                .13                  .17
Dividends declared per share                                  .2065            .2067              .2067                .2067

(1) 2003 amounts have been reclassified to conform to the current year presentation of excluding interest income and interest expense from the revenues and expenses line items above, respectively.

18. Subsequent Event:

On February 11, 2005, management approved a plan to sell a property located in Piscataway, New Jersey that has been vacant since February 2004. We expect to sign a contract with a third party to sell the property for approximately $3,100, less costs to sell. The contract is expected to provide for a 30 day due diligence period for the buyer. As such, there is no assurance that the proposed sale will be completed.

The property has a carrying value of $5,625. The net proceeds from the sale after expected brokerage commission and closing costs of approximately $220 are expected to be approximately $2,880. Because the sale proceeds net of closing costs are below the carrying value, the property has been deemed impaired. We expect to record an impairment charge of approximately $2,745 for the quarter ending March 31, 2005 in connection with the reclassification of this property to held for sale.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Shares of the Company. As of December 31, 2004 there were 13,372 holders of record of the Shares of the Company.

DIVIDENDS

The Company is required to distribute annually at least 90% of its Distributable REIT Taxable Income to maintain its status as a REIT. Quarterly dividends declared by the Company for the past two years are as follows:

                        Cash Dividends Declared Per Share

                           2004          2003
                          ------        ------
First quarter             $.2067        $.2065
Second quarter             .2067         .2067
Third quarter              .2067         .2067
Fourth quarter             .2067         .2067
                          ------        ------
                          $.8268        $.8266
                          ======        ======

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three month period ended December 31, 2004, 78,507 shares were issued to the Advisor as consideration for performance fees. Shares were issued at a per share amount of $11.70. The Company previously reported other sales of unregistered shares during 2004 in our quarterly reports on Form 10-Q.

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                              Total Number of Shares
                                                                               Purchased as Part of
                                           Total Number of    Average Price     Publicly Announced
Period                                    Shares Purchased   Paid Per Share    Plans or Programs (1)
------                                    ----------------   --------------   ----------------------
October 1, 2004 - October 31, 2004             55,969           $  11.09               N/A
November 1, 2004 - November 30, 2004                -                                  N/A
December 1, 2004 - December 31, 2004                -                                  N/A
                                               ------
Total                                          55,969
                                               ======

(1) All shares were purchased pursuant to the Company's redemption plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company's board of directors.

REPORT ON FORM 10-K

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2004 as filed with the SEC. The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.