Form 10-Q
period 2005-03-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2005-05-10
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 033-68728

                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     Registrant has 30,703,946 shares of common stock, $.001 par value outstanding at May 4, 2005.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I

Item 1. -   Financial Statements*

            Condensed Consolidated Balance Sheets as of March 31,
            2005 and December 31, 2004                                       2

            Condensed Consolidated Statements of Income for the three
            months ended March 31, 2005 and 2004                             3

            Condensed Consolidated Statements of Comprehensive Income
            for the three months ended March 31, 2005 and 2004               3

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2005 and 2004                       4

            Notes to Condensed Consolidated Financial Statements           5-7

Item 2. -   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8-13

Item 3. -   Quantitative and Qualitative Disclosure About Market Risk       14

Item 4. -   Controls and Procedures                                         14

PART II -   Other Information

Item 2. -   Unregistered Sales of Equity Securities and
            Use of Proceeds                                                 15

Item 4. -   Submission of Matters to a Vote of Security Holders             15

Item 5. -   Other Information                                               15

Item 6. -   Exhibits                                                        15

Signatures                                                                  16

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                (in thousands except share and per share amounts)

                                                                   March 31, 2005   December 31, 2004
                                                                                         (Note)
                                                                   --------------   -----------------
ASSETS:

Land and buildings, net of accumulated depreciation of $49,890
   at March 31, 2005 and $48,209 at December 31, 2004                 $302,041           $309,818
Net investment in direct financing leases                               12,153             12,153
Assets held for sale                                                     2,765              2,753
Intangible assets, net                                                   1,445              1,462
Equity investments                                                      91,598             93,915
Cash and cash equivalents                                               10,731              8,044
Marketable securities                                                    8,150              8,465
Other assets, net                                                       16,693             16,432
                                                                      --------           --------
   Total assets                                                       $445,576           $453,042
                                                                      ========           ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                               $168,241           $175,646
Limited recourse mortgage note payable on asset held for sale            5,223                 --
Accrued interest                                                           959                972
Accounts payable and accrued expenses                                    2,342              2,224
Due to affiliates                                                        3,386              3,545
Deferred acquisition fees payable to affiliate                           3,983              5,403
Dividends payable                                                        6,348              6,322
Other liabilities, net                                                   1,030              1,036
Prepaid rental income and security deposits                              3,668              3,662
                                                                      --------           --------

   Total liabilities                                                   195,180            198,810
                                                                      --------           --------

Minority interest                                                        8,188              8,159
                                                                      --------           --------
Commitments and contingencies (Note 7)

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares;
   issued and outstanding, 31,997,779 shares at March 31, 2005
   and 31,818,107 shares at December 31, 2004                               32                 32
Additional paid-in capital                                             290,996            288,830
Dividends in excess of accumulated earnings                            (38,307)           (33,102)
Accumulated other comprehensive income                                   2,313              2,518
                                                                      --------           --------
                                                                       255,034            258,278
Less, treasury stock at cost, 1,288,184 shares at March 31, 2005
   and 1,233,519 shares at December 31, 2004                           (12,826)           (12,205)
                                                                      --------           --------
   Total shareholders' equity                                          242,208            246,073
                                                                      --------           --------

   Total liabilities, minority interest and shareholders' equity      $445,576           $453,042
                                                                      ========           ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (in thousands except share and per share amounts)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                        2005          2004
                                                                    -----------   -----------
Revenues:
   Rental income                                                    $    10,301   $     9,769
   Interest income from direct financing leases                             416           646
   Other operating income                                                   127             7
                                                                    -----------   -----------
                                                                         10,844        10,422
                                                                    -----------   -----------
Operating expenses:
   Depreciation and amortization of intangibles                           1,932         1,820
   General and administrative                                               776         1,009
   Property expenses                                                      2,290         2,250
   Impairment charge on marketable securities                               575            --
                                                                    -----------   -----------
                                                                          5,573         5,079
                                                                    -----------   -----------
      Income from continuing operations before other interest
         income, minority interest, equity investments, gains
         (losses) and interest expense                                    5,271         5,343
Other interest income                                                       262           252
Minority interest in income                                                (436)         (406)
Income from equity investments                                            3,001         3,168
Gain on sale of real estate                                                 316            --
Unrealized loss on foreign currency transactions and warrants              (780)         (122)
Interest expense                                                         (3,376)       (3,445)
                                                                    -----------   -----------
      Income from continuing operations                                   4,258         4,790
Discontinued operations:
   Loss from operations of discontinued properties                         (263)         (864)
   (Loss) gain on sale of real estate                                        (8)          382
   Impairment charge on real estate                                      (2,845)           --
                                                                    -----------   -----------
      Loss from discontinued operations                                  (3,116)         (482)
                                                                    -----------   -----------
      Net income                                                    $     1,142   $     4,308
                                                                    ===========   ===========
Basic earnings per share:
      Earnings from continuing operations                           $       .14   $       .16
      Loss from discontinued operations                                    (.10)         (.02)
                                                                    -----------   -----------
         Net income                                                 $       .04   $       .14
                                                                    ===========   ===========
Weighted average shares outstanding - basic                          30,702,417    30,396,414
                                                                    ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (Unaudited)
                (In thousands except share and per share amounts)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                                 2005     2004
                                                                ------   ------
Net income                                                      $1,142   $4,308
Other comprehensive income (loss):
 Recognition of impairment charge on marketable
      securities                                                   564       --
 Change in unrealized depreciation on marketable
      securities                                                  (273)    (137)
   Change in foreign currency translation adjustment              (495)    (310)
                                                                ------   ------
                                                                  (204)    (447)
                                                                ------   ------
   Comprehensive income                                         $  938   $3,861
                                                                ======   ======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                (in thousands except share and per share amounts)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                                  2005      2004
                                                                                -------   -------
Cash flows from operating activities:
   Net income                                                                   $ 1,142   $ 4,308
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Loss from discontinued operations, including impairment
         charges and gain on sale of real estate                                  3,116       482
      Depreciation and amortization of intangible assets
         and financing costs                                                      2,043     2,017
      Straight-line rent adjustments                                               (188)     (228)
      Income from equity investments in excess of distributions received           (239)   (1,252)
      Fees paid by issuance of stock                                              1,564       861
      Minority interest in income                                                   436       406
      Gain on sale of real estate                                                  (316)       --
      Unrealized loss on foreign currency transactions and derivative
         instruments, net                                                           780       122
      Impairment charge on marketable securities                                    575        --
      Change in operating assets and liabilities,
       net                                                                         (460)     (265)
                                                                                -------   -------
      Net cash provided by continuing operations                                  8,453     6,451
      Net cash used in discontinued operations                                     (244)     (907)
                                                                                -------   -------
         Net cash provided by operating activities                                8,209     5,544
                                                                                -------   -------
Cash flows from investing activities:
   Distributions from equity investments in excess of equity income               1,439       352
   Receipt of amount due from sale of equity investment                              --     1,430
   Proceeds from sale of assets                                                   2,835     6,693
   Payment of deferred acquisition fees to an affiliate                          (1,420)   (1,467)
                                                                                -------   -------
         Net cash provided by investing activities                                2,854     7,008
                                                                                -------   -------
Cash flows from financing activities:
   Payments on mortgage principal                                                (1,629)   (1,454)
   Distributions to minority interest partner                                      (407)     (379)
   Proceeds from issuance of shares, net of costs                                   602       471
   Dividends paid                                                                (6,321)   (6,272)
   Purchase of treasury stock                                                      (621)     (494)
                                                                                -------   -------
         Net cash used in financing activities                                   (8,376)   (8,128)
                                                                                -------   -------
         Net increase (decrease) in cash and cash equivalents                     2,687     4,424
Cash and cash equivalents, beginning of period                                    8,044    13,305
                                                                                -------   -------
Cash and cash equivalents, end of period                                        $10,731   $17,729
                                                                                =======   =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (in thousands except share and per share amounts)

NOTE 1. BASIS OF PRESENTATION:

Corporate Property Associates 12 Incorporated ("the Company") is a Real Estate Investment Trust ("REIT") that invests in commercial properties leased to companies domestically and internationally. As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassification

The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 6). As a result, certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Dividend

Dividends declared per share for the three-month periods ended March 31, 2005 and 2004 were $.2067.

NOTE 2. TRANSACTIONS WITH RELATED PARTIES:

In connection with performing services on behalf of the Company, the advisory agreement between the Company and its advisor, W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the advisory agreement. The performance fee is subordinated to the preferred return, a cumulative non-compounded distribution return of 7%. Effective in 2005, the advisory agreement was amended to allow the Advisor to elect to receive restricted common stock for any fee due from the Company. Subsequent to this amendment, the Advisor elected to receive asset management and performance fees due from the Company in 2005 in common stock rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $952 and $916 for the three months ended March 31, 2005 and 2004, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2005 and 2004, the Company incurred personnel cost reimbursements of $261 and $309, respectively, which are included in general and administrative expenses in the accompanying condensed consolidated financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the preferred return, as defined in the advisory agreement, is met. The unpaid portion of the deferred fees bears interest at an annual rate of 7% from the date of purchase until paid. No such fees were incurred for the three months ended March 31, 2005 and 2004. An annual installment of deferred fees was paid to the Advisor in January 2005.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (in thousands except share and per share amounts)

NOTE 3. EQUITY INVESTMENTS:

The Company owns interests in properties leased to corporations through noncontrolling interests in (i) various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) tenancies-in-common subject to common control. The ownership interests range from 15% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy Co., Inc., Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company, Inc., The Retail Distribution Group, Inc., Del Monte Corporation, Special Devices, Inc., ShopRite Supermarkets, Inc., True Value Company, Starmark Camhood LLC, Medica-France, SA and affiliates of Carrefour France, SAS.

Summarized financial information of the Company's equity investees is as follows:

                                                  As of March   As of December
                                                    31, 2005       31, 2004
                                                  -----------   --------------
Assets (primarily real estate)                     $ 897,297      $ 916,775
Liabilities (primarily mortgage notes payable)      (613,533)      (630,037)
                                                   ---------      ---------
Partners' and members' equity                      $ 283,764      $ 286,738
                                                   =========      =========
Company's share of equity investees' net assets    $  91,598      $  93,915
                                                   =========      =========

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                               2005       2004
                                                             --------   --------
Revenues (primarily rental income and interest
   income from direct financing leases)                      $ 24,258   $ 22,702
Expenses (primarily interest on mortgages
   and depreciation)                                          (14,361)   (14,575)
                                                             --------   --------
   Net income                                                $  9,897   $  8,127
                                                             ========   ========
Company's share of net income from equity investments        $  3,001   $  3,168
                                                             ========   ========

NOTE 4. MORTGAGE FINANCING THROUGH LOAN SECURITIZATION:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust ("CCMT") mortgage securitization as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of March 31, 2005, the fair value of the Company's subordinated interest was $8,000, reflecting an aggregate unrealized gain of $1,085 and cumulative net amortization of $324 ($31 for the three months ended March 31, 2005). The fair value of the Company's subordinated interest in CCMT is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining fair value of the subordinated interest in CCMT is current interest rates. As required by Statement of Financial Accounting Standards ("FAS") No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the subordinated interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                                     Fair Value as of   1% Adverse   2% Adverse
                                      March 31, 2005      Change       Change
                                     ----------------   ----------   ----------
Fair value of the interest of CCMT        $8,000          $7,640       $7,302

The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

NOTE 5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company evaluates the fair value of its financial instruments, including available-for-sale securities, to determine whether any investment has experienced an other-than-temporary decline. If it is determined that an investment has experienced an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. In March 2005, the Company incurred a non-cash charge of $575 to reflect an other-than-temporary decline in the market value of one of its publicly traded investments based on a decline in the trading activity of this investment.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (in thousands except share and per share amounts)

NOTE 6. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

In accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and gain or loss on sales of real estate for properties held for sale or sold are reflected in the condensed consolidated financial statements as Discontinued Operations for all periods presented.

Assets Held for Sale

The Company entered into a contract in March 2005 to sell property in Piscataway, New Jersey to a third party for $3,115. The Company expects this transaction to close during its third quarter ending September 30, 2005. This property has a carrying value of $5,625. The net proceeds from the sale after expected brokerage commission and closing costs of approximately $320 are expected to be approximately $2,795. Because the expected sale proceeds net of closing costs are less than the property's carrying value, the property has been deemed impaired. In connection with the reclassification of this property to an asset held for sale, the Company recorded an impairment charge of $2,845 in the quarter ended March 31, 2005.

2005 Dispositions

In March 2005, the Company sold a property in Newark, Delaware formerly leased to Lanxide Corporation to a third party and received $2,835, net of selling costs. In connection with this sale, the Company recognized a loss of $8 excluding impairment charges of $5,431 previously recorded against this property.

2004 Dispositions

In March 2004, the Company sold a property in Ashburn, Virginia and received $6,693, net of selling costs. In connection with the sale, the Company recognized a gain of $382.

In April 2004, the Company sold a property in Hauppauge, New York and received $5,924, net of selling costs and recognized a gain of $1,372. In connection with the sale, CCMT, the lender of the mortgage loan on the property which had been classified as an asset held for sale, consented to the transfer of the loan obligation to the Company's property in Austin, Texas leased to Q Clubs, Inc.

The results of operations for the New Jersey property, which was classified as held for sale as of March 31, 2005, and the results of operations of properties in Delaware, Virginia and New York which were sold are included in Discontinued Operations and are summarized as follows:

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                                  2005      2004
                                                                -------   -------
Revenues (primarily rental revenues and other
   operating income)                                            $    20   $   244
Expenses (primarily interest on mortgages, depreciation
   and property expenses)                                          (283)   (1,108)
(Loss) gain on sale of real estate                                   (8)      382
Impairment charge on real estate                                 (2,845)       --
                                                                -------   -------
   Loss from discontinued operations                            $(3,116)  $  (482)
                                                                =======   =======

NOTE 7. COMMITMENTS AND CONTINGENCIES:

The Company has provided indemnification in connection with divestitures. These indemnities address a variety of matters including environmental liabilities. The Company's maximum obligations under such indemnification cannot be reasonably estimated. The Company is not aware of any claims or other information that would give rise to material payments under such indemnifications.

As previously reported, the Advisor and Carey Financial Corporation ("Carey Financial"), the wholly-owned broker-dealer subsidiary of the Advisor, are currently subject to an investigation by the United States Securities and Exchange Commission ("SEC") into payments made to third party broker dealers in connection with the distribution of REITs managed by the Advisor and other matters. Although no regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect the Advisor and the REITs managed by the Advisor, including the Company.

In response to the Division of Enforcement of the SEC's subpoenas and requests, the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the Advisor (including the Company), in addition to selling commissions and selected dealer fees. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by the REITs, including the Company. The Advisor is continuing to gather information relating to these types of payments made to broker-dealers and supply it to the SEC.

NOTE 8. SUBSEQUENT EVENT:

In April 2005, management approved a plan to sell the former Scott property in San Leandro, California. The Company expects to enter into a contract with a third party to sell this property for approximately $18,400. The contract is expected to provide for a due diligence period that will expire on July 31, 2005 and is expected to close in the Company's third quarter. As such, there is no assurance that the proposed sale will be completed.

The property has a carrying value of $15,416. The net proceeds from the sale after expected brokerage commission, closing and other costs of approximately $1,840 are expected to be approximately $16,560. The Company expects to record a gain of approximately $1,800 in connection with this sale.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated contain forward-looking statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2005. As used in this quarterly report on Form 10-Q, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 12 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

Business Overview

We are a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. We were formed in 1993 and are managed by our advisor, W. P. Carey & Co. LLC (the "Advisor"). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

How We Earn Revenue

The primary source of our revenue is earned from leasing real estate. We invest in commercial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of property.

How Management Evaluates Results of Operations

Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet its objectives of funding dividends to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but have no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency or derivative instruments when evaluating our ability to fund dividends. Management's evaluation of our potential for generating cash flow is based on long-term assessments.

Our operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the three-month periods ended March 31, 2005 and 2004 is as follows:

                                                       2005           2004
                                                       ----           ----
Rental income from operating leases                   $10,301        $ 9,769
Interest income from direct financing leases              416            646
                                                      -------        -------
                                                      $10,717        $10,415
                                                      =======        =======

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

For the three-month periods ended March 31, 2005 and 2004, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                                                        2005          2004
                                                        ----          ----
Applied Materials, Inc. (a)                          $ 2,483        $ 2,391
Dick's Sporting Goods, Inc.                              683            683
Perry Graphic Communications, Inc. and Judd's
 Incorporated                                            548            548
Spectrian Corporation                                    538            538
Westell Technologies, Inc.                               496            496
Career Education Corporation                             423            434
Telos Corporation                                        416            416
PPD Development, Inc.                                    404            376
24 Hour Fitness                                          396            392
Silgan Containers Corporation                            388            355
The Bon-Ton Stores, Inc.                                 361            361
Jen-Coat, Inc.                                           323            303
Learning Care Group, Inc.                                320            320
Orbseal LLC                                              270            253
Pacific Logistics, L.P.                                  266            260
Garden Ridge Corporation                                 249            249
Sunland Distribution, Inc. (b)                           239             --
Celadon Group, Inc.                                      237            230
Randall International, Inc.                              234            234
Nutramax Products, Inc.                                  228            221
Rave Reviews Cinemas, L.L.C                              223            203
Milford Manufacturing Services, L.L.C                    182            182
Vermont Teddy Bear Co., Inc.                             176            176
Other                                                    634            794
                                                     -------        -------
                                                     $10,717        $10,415
                                                     =======        =======

----------
(a) Lease revenues applicable to minority interests in the consolidated amounts above total $819 and $789 for the three-month periods ended March 31, 2005 and 2004, respectively.

(b)   We acquired this investment in September 2004.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 15% to 50%. For the three-month periods ended March 31, 2005 and 2004, our share of net lease revenues in the following lease obligations was as follows:

                                                           2005          2004
                                                           ----          ----
Carrefour France, SAS (a)                                 $1,141        $1,033
Advanced Micro Devices, Inc.                                 871           815
Starmark Camhood, LLC                                        685           685
True Value Company                                           542           542
Special Devices, Inc.                                        510           510
Medica-France, SA (a)                                        472           433
Best Buy Co., Inc.                                           428           432
Sicor, Inc.                                                  418           368
Del Monte Corporation                                        369           369
The Upper Deck Company                                       363           363
McLane Company Foodservice, Inc.                             358           354
Compucom Systems, Inc.                                       352           352
Textron, Inc.                                                319           310
ShopRite Supermarkets, Inc.                                  278           276
Other                                                         78            87
                                                          ------        ------
                                                          $7,184        $6,929
                                                          ======        ======



----------
(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

Current Developments and Trends

Inflation and interest rates, at least for the short term, are expected to rise. Rising interest rates are expected to have the following impact on our business:

- Rising interest rates would likely cause a decline in the values of properties in our investment portfolio;

- Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index ("CPI"), which over time will result in increased revenue and partially offset the impact of declining property values;

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

- The impact of rising interest rates would be mitigated through our use of fixed interest rates on our debt; and

- Rising interest rates may have an impact on the credit quality of certain tenants.

As of March 31, 2005, we have cash and cash equivalent balances of $10,731. For the three months ended March 31, 2005, cash flow generated from continuing operations and equity investments were sufficient to fully fund dividends paid, distributions to minority partners, and scheduled mortgage principal payments.

We are addressing challenges at several underperforming properties (see Lease Revenues below). During 2005 we completed the sale of an underperforming property and also expect to complete sales of two additional underperforming properties. In addition, during 2004, we sold two underperforming properties and have reinvested a portion of the proceeds from these sales into new cash generating investments. Management is focused on improving cash flow at vacant and/or underperforming properties by aggressively working to lease or sell such property and/or work with existing tenants to meet their rental obligations. Our ability to maintain the current dividend rate depends on a successful resolution of these challenges.

Current developments include:

PROPOSED SALE OF UNDERPERFORMING PROPERTY. We entered into a contract in March 2005 to sell property in Piscataway, New Jersey to a third party for $3,115. We expect this transaction to close during our third quarter ending September 30, 2005. This property has a carrying value of $5,625 and has been vacant since February 2004. The net proceeds from the sale after expected brokerage commission and closing costs of approximately $320 are expected to be approximately $2,795. Because the expected sale proceeds net of closing costs are less than the property's carrying value, the property has been deemed impaired. In connection with the reclassification of this property to an asset held for sale, we recorded a non-cash impairment charge of $2,845 in the quarter ended March 31, 2005.

SENIOR MANAGEMENT. In March 2005, Gordon F. DuGan, vice chairman, was elected chief executive officer. Mr. DuGan was previously our co-chief executive officer with William Polk Carey, who will remain chairman of the board. Mr. DuGan will also serve as chief executive officer of our Advisor. Also in March 2005, Thomas
E. Zacharias was appointed chief operating officer. Mr. Zacharias will continue to serve as managing director and head of our Advisor's asset management department and will also serve as our Advisor's Chief operating officer. In connection with the ongoing investigation by the United States Securities and Exchange Commission, the Board of Directors has accepted the resignation of John
J. Park as chief financial officer and elected Claude Fernandez, who has been our principal accounting officer, as acting chief financial officer. A search is underway for a new chief financial officer.

DIVIDEND. In March 2005, our board of directors approved the first quarter dividend of $.2067 per share payable in April 2005 to shareholders of record as of March 31, 2005.

RESULTS OF OPERATIONS

Lease Revenues

For the comparable quarters ended March 31, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $302 primarily as the result of the Sunland Distribution, Inc. acquisition in September 2004 and Silgan Containers Manufacturing Corp. expansion in June 2004 which together contributed $272 of additional lease revenues and scheduled rent increases at several properties which contributed $213. These increases were partially offset by lower rent at our Chattanooga, Tennessee property as a result of a new lease entered into in October 2004 with a tenant that replaced a former tenant who had filed for bankruptcy protection, and the expiration of a short-term lease at the former Scott Companies, Inc. property in San Leandro, California.

Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. There are no scheduled lease expirations in the next 12 months.

The following update is provided for underperforming properties previously disclosed:

Piscataway, New Jersey - During the quarter ended March 31, 2005, we entered into a contract to sell this property to a third party for $3,115. As a result, the results of operations for this property have been reclassified to an asset held for sale (see Current Developments and Trends above).

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

San Leandro, California - In April 2005, our operating committee approved a plan to sell the former Scott property for approximately $18,400 (see Subsequent Event below). This property is currently occupied by several tenants under short-term leases. The results of operations of this property will be presented as discontinued operations in future periods.

Tulsa, Oklahoma - The Garden Ridge Corporation lease modification was approved by the bankruptcy court in April 2005 and is expected to become effective in May 2005. Under the terms of the lease modification, annual rent will decrease from $940 to $742 and the initial lease will be extended from April 2016 to August 2024. Garden Ridge retains the option under bankruptcy laws to seek to terminate the lease.

Depreciation and Amortization of Intangibles

For the comparable quarters ended March 31, 2005 and 2004, depreciation and amortization of intangibles increased $112 primarily due to the Sunland acquisition, Silgan expansion and a new lease at our Chattanooga, Tennessee property (see Lease Revenues above).

General and Administrative Expenses

For the comparable quarters ended March 31, 2005 and 2004, general and administrative expenses decreased $233 primarily due to a decline in our share of expenses allocated by the Advisor due to an increase in the asset base of affiliated REITs. As investment activity of affiliated REITs continues to increase, expenses allocated to us by our Advisor are expected to moderate or decline.

Property Expenses

For the comparable quarters ended March 31, 2005 and 2004, property expenses were stable.

Impairment Charge on Marketable Securities

During the quarter ended March 31, 2005, we incurred a non-cash charge of $575 to reflect an other-than-temporary decline in the market value of one of our publicly traded investments.

Gain on Sale of Real Estate

During the quarter ended March 31, 2005, we recognized a gain of $316 on the sale of excess land at a property.

Unrealized Loss on Foreign Currency Transactions and Warrants

For the comparable quarters ended March 31, 2005 and 2004, unrealized loss on foreign currency transactions and warrants increased $658 primarily due to the negative impact of foreign currency fluctuations and a reduction in the value of certain warrants.

Loss From Discontinued Operations

For the quarter ended March 31, 2005, we incurred a loss from discontinued operations of $3,116 primarily as a result of a non-cash impairment charge of $2,845 recorded in connection with entering into a contract to sell the Piscataway property to a third party (see Current Developments and Trends above).

Net Income

For the comparable quarters ended March 31, 2005 and 2004, net income decreased $3,166 primarily due to a non-cash impairment charge of $2,845 in connection with the proposed sale of our Piscataway property and a non-cash charge of $575 to reflect an other-than-temporary decline in market value of one of our investments, both of which are described above.

FINANCIAL CONDITION

Uses of Cash During the Period

There has been no material change in our financial condition since December 31, 2004. Management believes that we have sufficient cash balances to meet our existing working capital needs. Our ability to maintain our current dividend rate depends on successfully resolving cash flow challenges at several underperforming properties (see Current Developments and Trends and Lease Revenues above). Our use of cash during the period is described below.

OPERATING ACTIVITIES - One of our objectives is to use the cash flow from net leases (including our equity investments) to meet operating expenses, service debt and fund dividends to shareholders. Cash flows from continuing operations and equity investments of $9,892 were sufficient to pay dividends to shareholders of $6,321, meet scheduled mortgage principal installments of $1,629 and

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

distribute $407 to minority interest partners. There is no assurance that cash flow from operating activities will be sufficient to meet our operating and dividend objectives for an extended period, and, therefore, management will continue to assess whether the current dividend rate can be maintained.

Annual operating cash flow may benefit as management continues to focus on increasing performance at underperforming properties through leases with new tenants and property sales. New leases in 2004 with Silgan and Sunland Distribution are expected to contribute additional annual cash flow of $1,724. The sale of our Delaware property in March 2005 eliminated annual carrying costs of $300. The expected sales of properties in New Jersey and California, which both are expected to be completed in 2005, will eliminate annual carrying costs on these properties of approximately $1,107. In addition, operating cash flow will also benefit from scheduled balloon payments due in August and October 2005 which will reduce annual debt service costs by approximately $613. Scheduled rent increases on several properties during 2005 should also result in additional cash from operations.

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate purchases, payment of our annual installment of deferred acquisition fees and receipt of proceeds from the sale of property. Proceeds from the sale of property were $2,835, which was related to the Newark, Delaware sale in March 2005. The annual installment of deferred acquisition fees was paid in January 2005 and totaled $1,420.

FINANCING ACTIVITIES - In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, we obtained $602 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan, and used $621 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations.

All of our mortgages are limited recourse and bear interest at fixed rates. Accordingly, our cash flow should not be adversely affected by increases in interest rates, which are near historical lows. We may seek to refinance, during the term of our existing debt agreements, maturing or recently paid-off mortgage debt with new property-level financing. There is no assurance that existing debt will be refinanced at lower rates of interest as such debt matures. Many of the loans restrict our ability to prepay a loan or provide for payment of premiums if paid prior to its scheduled maturity, but allow defeasance of the loan, that is, a deposit is made to service the loan commitment even if the underlying property is sold.

A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will allow us to limit our exposure of all of our assets with respect to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow us to meet our short-term and long-term liquidity needs and has helped to diversify our portfolio and, therefore, reduce concentration of risk in any particular lessee.

Cash Resources

As of March 31, 2005, we had $10,731 in cash and cash equivalents that can be used for working capital needs and other commitments, and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties with a carrying value of $31,930 as of March 31, 2005 and any proceeds may be used to finance future real estate purchases. We also expect to receive cash of approximately $21,900 upon the completion of sales of our Piscataway and San Leandro properties, both of which are expected to be completed in 2005. In connection with the Piscataway sale, escrow funds of $2,550 will be released by the lender.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments, balloon payments of $2,460 and $1,688, due in August 2005 and October 2005, respectively, paying dividends to shareholders, making distributions to minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to purchase new properties to further diversify our portfolio. The balloon payment of $2,460, which was due in August 2005, was paid in April 2005 using existing cash reserves.

Our ability to sustain our dividend on a long-term basis will be affected by our ability to sell or generate cash from underperforming properties, including properties in Piscataway and San Leandro, both of which are expected to be sold in 2005, and the ability of Garden Ridge to successfully reorganize and emerge from bankruptcy. See Current Developments and Trends and Lease Revenues above.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of March 31, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                         LESS THAN 1                           MORE THAN 5
                                                TOTAL        YEAR      1-3 YEARS   3-5 YEARS      YEARS
                                              --------   -----------   ---------   ---------   -----------
Limited recourse mortgage notes payable (1)   $235,144     $28,361      $52,572     $66,171      $88,040
Deferred acquisition fees (1)                    4,772       1,528        1,780       1,001          463
Subordinated disposition fees (2)                1,874                                             1,874
Operating leases (3)                             2,160         147          350         369        1,294
                                              --------     -------      -------     -------      -------
                                              $243,950     $30,036      $54,702     $67,541      $91,671
                                              ========     =======      =======     =======      =======

(1)  Amounts are inclusive of principal and interest.

(2) Payable, subject to meeting contingencies, in connection with any liquidity event.

(3) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities.

SUBSEQUENT EVENT

In April 2005, management approved a plan to sell the former Scott property in San Leandro, California. We expect to enter into a contract with a third party to sell this property for approximately $18,400. The contract is expected to provide for a due diligence period that will expire on July 31, 2005 and is expected to close in our third quarter. As such, there is no assurance that the proposed sale will be completed.

The property has a carrying value of $15,416. The net proceeds from the sale after expected brokerage commission, closing and other costs of approximately $1,840 are expected to be approximately $16,560. We expect to record a gain of approximately $1,800 in connection with this sale.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                (in thousands except share and per share amounts)

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

We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2005 our interests in CCMT had a fair value of $8,000. We also own marketable equity securities of Proterion Corporation and Sentry Technology Corporation, which based on their quoted per share prices had a fair value of $150 as of March 31, 2005 (see Results of Operations above for description of write down of the Proterion securities to fair value).

All of our $173,464 long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates. The interest rates on our fixed rate debt as of March 31, 2005 ranged from 5.15% to 8.75% per annum.

                                  2005      2006      2007      2008      2009    Thereafter     Total    Fair Value
                                 ------   -------   -------   -------   -------   ----------   --------   ----------
Fixed rate debt                  $8,852   $11,517   $23,762   $22,478   $20,290    $86,565     $173,464    $175,178,
Weighted average interest rate     7.76%     7.72%     7.56%     6.67%     8.36%      7.38%

A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at March 31, 2005 by approximately $6,465.

Foreign Currency Exchange Rate Risk

We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro. We are a net receiver of the Euro (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. The foreign operations were not significant to our consolidated financial position, results of operations or cash flows during the quarter ended March 31, 2005.

To date, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 4. - CONTROLS AND PROCEDURES

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Our Chief Executive Officer and Chief Financial Officer have conducted a review of our disclosure controls and procedures as of March 31, 2005.

Based upon this review, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART II

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) For the quarter ended March 31, 2005, 126,129 shares were issued to the Advisor as consideration for asset management and performance fees. Shares were issued at $12.40 per share.

     (c)  Issuer Purchases of Equity Securities

                                                                    Total Number of
                                       Total Number    Average    Shares Purchased as
                                            of          Price       Part of Publicly
                                           Shares     Paid Per         Announced
               Period                    Purchased      Share    Plans or Programs (1)
               ------                  ------------   --------   ---------------------
January 1, 2005 - January 31, 2005        54,055       $11.12             N/A
February 1, 2005 - February 28, 2005         610        11.12             N/A
March 1, 2005 - March 31, 2005                --           --             N/A
                                          ------
   Total                                  54,665
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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2005, no matters were submitted to a vote of security holders.

Item 5. - OTHER INFORMATION

On May 5, 2005, the Advisor announced the resignation of John Park as its Chief Financial Officer in connection with an ongoing investigation by the Securities and Exchange Commission of payments to broker-dealers that is described in the
Company's Annual Report on Form 10-K for the year ended December 31, 2004.   Mr.
Park has also resigned as Chief Financial Officer of the Company.

Claude Fernandez, the Company's Principal Accounting Officer, will assume the position of acting Chief Financial Officer and Michael D. Roberts, an Executive Director of the Company, will assume the position of acting Principal Accounting Officer, effective immediately. The Company has commenced a search for a new Chief Financial Officer.

Claude Fernandez, age 52, joined the Company as Assistant Controller in March 1983, was elected Controller in July 1983, Vice President in April 1986, and was until now a Managing Director and the Principal Accounting Officer of the Company.

Michael D. Roberts, age 53, joined the Company as Second Vice President and Assistant Controller in April 1989, was named Vice President and Controller in October in 1989, First Vice President in 1997, and was until now an Executive Director of the Company.

ITEM 6. - EXHIBITS

          31.1 Certification of Chief Executive Officer

          31.2 Certification of Chief Financial Officer

          32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                   CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED


5/10/2005                          By: /s/ Claude Fernandez
  Date                                 -----------------------------------------
                                       Claude Fernandez
                                       Managing Director and
                                       acting Chief Financial Officer
                                       (acting Principal Financial Officer)


5/10/2005                          By: /s/ Michael D. Roberts
  Date                                 -----------------------------------------
                                       Michael D. Roberts
                                       Executive Director and Controller
                                       (acting Principal Accounting Officer)