Form 10-Q
period 2005-06-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2005-08-10
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 033-68728

                                 ---------------

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

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100
                                 ---------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      Registrant has 30,837,549 shares of common stock, $.001 par value outstanding at August 2, 2005.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        -------
PART I
Item 1.     -  Financial Statements*
               Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                       3
               Consolidated Statements of Income for the three and six months ended
               June 30, 2005 and 2004                                                                      4
               Consolidated Statements of Comprehensive Income
               for the three and six months ended June 30, 2005 and 2004                                   5
               Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004       6
               Notes to Consolidated Financial Statements                                                  7-10
Item 2.     -  Management's Discussion and Analysis of Financial Condition and Results of Operations       11-16
Item 3.     -  Quantitative and Qualitative Disclosure About Market Risk                                   17
Item 4.     -  Controls and Procedures                                                                     17
PART II     -  Other Information
Item 2.     -  Unregistered Sales of Equity Securities and Use of Proceeds                                 18
Item 4.     -  Submission of Matters to a Vote of Security Holders                                         18
Item 6.     -  Exhibits                                                                                    18
Signatures                                                                                                 19

* The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands except share amounts)

                                                                                                                 DECEMBER 31, 2004
                                                                                                 JUNE 30, 2005        (NOTE)
                                                                                                 -------------   -----------------
ASSETS:
Land and buildings, net of accumulated depreciation of $51,806 at June 30, 2005 and $48,209 at
  December 31, 2004                                                                                $  300,125       $  309,818
Net investment in direct financing leases                                                              12,153           12,153
Assets held for sale                                                                                    2,765            2,753
Intangible assets, net                                                                                  1,428            1,462
Equity investments                                                                                     89,627           93,915
Cash and cash equivalents                                                                               8,740            8,044
Marketable securities                                                                                   8,163            8,465
Other assets, net                                                                                      18,746           16,432
                                                                                                   ----------       ----------
  Total assets                                                                                     $  441,747       $  453,042
                                                                                                   ==========       ==========
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:
Liabilities:
Limited recourse mortgage notes payable                                                            $  164,228       $  175,646
Limited recourse mortgage note payable on asset held for sale                                           5,200               --
Accrued interest                                                                                          924              972
Accounts payable and accrued expenses                                                                   1,986              916
Due to affiliates                                                                                       3,529            3,545
Deferred acquisition fees payable to affiliate                                                          3,983            5,403
Dividends payable                                                                                       6,373            6,322
Other liabilities, net                                                                                  2,888            2,344
Prepaid rental income and security deposits                                                             3,152            3,662
                                                                                                   ----------       ----------
  Total liabilities                                                                                   192,263          198,810
                                                                                                   ----------       ----------
Minority interest                                                                                       8,251            8,159
                                                                                                   ----------       ----------
Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, $.001 par value; 40,000,000 shares authorized; issued and
outstanding, 32,202,150 shares at June 30, 2005 and 31,818,107 shares at December 31, 2004                 32               32
Additional paid-in capital                                                                            293,504          288,830
Dividends in excess of accumulated earnings                                                           (39,475)         (33,102)
Accumulated other comprehensive income                                                                  1,502            2,518
                                                                                                   ----------       ----------
                                                                                                      255,563          258,278
Less, treasury stock at cost, 1,416,434 shares at June 30, 2005 and 1,233,519 shares at
  December 31, 2004                                                                                   (14,330)         (12,205)
                                                                                                   ----------       ----------
  Total shareholders' equity                                                                          241,233          246,073
                                                                                                   ----------       ----------
  Total liabilities, minority interest and shareholders' equity                                    $  441,747       $  453,042
                                                                                                   ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (in thousands except share and per share amounts)

                                                                    THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------------  ------------------------------
                                                                       2005           2004            2005            2004
                                                                 --------------  --------------  --------------  --------------
Revenues:
  Rental income                                                  $       10,202  $       10,097  $       20,503  $       19,866
  Interest income from direct financing leases                              449             647             865           1,293
  Other operating income                                                    188             137             315             144
                                                                 --------------  --------------  --------------  --------------
                                                                         10,839          10,881          21,683          21,303
                                                                 --------------  --------------  --------------  --------------
Operating expenses:
  Depreciation and amortization of intangibles                            1,934           1,821           3,866           3,641
  General and administrative                                                776             684           1,552           1,693
  Property expenses                                                       2,330           2,164           4,620           4,414
  Impairment charge on marketable securities                                  -               -             575               -
                                                                 --------------  --------------  --------------  --------------
                                                                          5,040           4,669          10,613           9,748
                                                                 --------------  --------------  --------------  --------------
    Income from continuing operations before other interest
     income, minority interest, equity income, gains and losses
     and interest expense                                                 5,799           6,212          11,070          11,555
Other interest income                                                       279             278             541             530
Minority interest in income                                                (469)           (439)           (905)           (845)
Income from equity investments                                            3,129           2,686           6,130           5,854
Gain on sale of real estate                                                   -               -             316               -
Unrealized loss on foreign currency transactions and warrants              (513)           (125)         (1,293)           (247)
Interest expense                                                         (3,276)         (3,548)         (6,652)         (6,993)
                                                                 --------------  --------------  --------------  --------------
    Income from continuing operations                                     4,949           5,064           9,207           9,854
Discontinued operations:
  Income (loss) from operations of discontinued properties                  256            (487)             (7)         (1,351)
  Gain (loss) on sale of real estate                                          -           1,372              (8)          1,754
  Impairment charge on properties held for sale                               -               -          (2,845)              -
                                                                 --------------  --------------  --------------  --------------
    Income (loss) from discontinued operations                              256             885          (2,860)            403
                                                                 --------------  --------------  --------------  --------------
    Net income                                                   $        5,205  $        5,949  $        6,347  $       10,257
                                                                 ==============  ==============  ==============  ==============
Basic earnings per share:
    Earnings from continuing operations                          $          .16  $          .17    $        .30  $          .32
    Income (loss) from discontinued operations                              .01             .03            (.09)            .02
                                                                 --------------  --------------  --------------  --------------
     Net income                                                  $          .17  $          .20    $        .21  $          .34
                                                                 ==============  ==============  ==============  ==============

Dividends declared per share                                     $        .2067  $        .2067   $       .4134  $        .4134
                                                                 ==============  ==============  ==============  ==============

Weighted average shares outstanding - basic                          30,814,377      30,460,228      30,758,706      30,428,321
                                                                 ==============  ==============  ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 (In thousands)

                                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------   --------------------------
                                                                     2005            2004          2005            2004
                                                                  -----------    ------------   -----------    -----------
Net income                                                        $     5,205    $      5,949   $     6,347    $    10,257
Other comprehensive income (loss):
Recognition of impairment charge on marketable securities                   -               -           564              -
Change in unrealized appreciation (depreciation) on marketable
  securities                                                               43            (412)         (230)          (549)
Change in foreign currency translation adjustment                        (855)            (85)       (1,350)          (395)
                                                                  -----------    ------------   -----------    -----------
                                                                         (812)           (497)       (1,016)          (944)
                                                                  -----------    ------------   -----------    -----------
 Comprehensive income                                             $     4,393    $      5,452   $     5,331    $     9,313
                                                                  ===========    ============   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
                                                                                           2005         2004
                                                                                       -----------   -----------
Cash flows from operating activities:
  Net income                                                                           $     6,347   $    10,257
  Adjustments to reconcile net income to net cash provided by operating activities:
    Loss (income) from discontinued operations, including impairment charges and
     gain (loss) on sale of real estate                                                      2,860          (403)
    Depreciation and amortization of intangible assets and financing costs                   4,090         3,917
    Straight-line rent adjustments                                                            (555)         (217)
    Income from equity investments in excess of distributions received                        (300)       (1,493)
    Issuance of shares to affiliate in satisfaction of fees due                              3,465         1,777
    Minority interest in income                                                                905           845
    Gain on sale of real estate                                                               (316)           --
    Unrealized loss on foreign currency transactions and derivative instruments, net         1,293           247
    Impairment charge on marketable securities                                                 575            --
    Change in operating assets and liabilities, net                                           (401)       (1,217)
                                                                                       -----------   -----------
    Net cash provided by continuing operations                                              17,963        13,713
    Net cash used in discontinued operations                                                  (497)         (788)
                                                                                       -----------   -----------
     Net cash provided by operating activities                                              17,466        12,925
                                                                                       -----------   -----------
Cash flows from investing activities:
  Distributions from equity investments in excess of equity income                           1,879           756
  Receipt of amount due from sale of equity investment                                          --         1,430
  Purchase of real estate and equity investments and additional capitalized costs               --        (1,517)
  Proceeds from sale of assets                                                               2,835        12,615
  Payment of deferred acquisition fees to an affiliate                                      (1,420)       (1,467)
                                                                                       -----------   -----------
     Net cash provided by investing activities                                               3,294        11,817
                                                                                       -----------   -----------
Cash flows from financing activities:
  Scheduled payments on mortgage principal                                                  (3,184)       (2,922)
  Prepayment of mortgage principal                                                          (2,482)           --
  Distributions to minority interest partner                                                  (813)         (782)
  Payment of financing costs                                                                    --           (80)
  Proceeds from issuance of shares, net of costs                                             1,209         1,002
  Dividends paid                                                                           (12,669)      (12,560)
  Purchase of treasury stock                                                                (2,125)       (1,230)
                                                                                       -----------   -----------
     Net cash used in financing activities                                                 (20,064)      (16,572)
                                                                                       -----------   -----------
     Net increase in cash and cash equivalents                                                 696         8,170
Cash and cash equivalents, beginning of period                                               8,044        13,305
                                                                                       -----------   -----------
Cash and cash equivalents, end of period                                               $     8,740   $    21,475
                                                                                       ===========   ===========

Noncash operating activities:

In June 2005, the Company received warrants for the common stock of a tenant company valued at $293 in consideration for a short-term rent reduction. Such amount is included in other assets and other liabilities in the accompanying balance sheet and will be amortized into income over the remaining initial term of the lease.

The accompanying notes are an integral part of these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (in thousands except share and per share amounts)

NOTE 1. BASIS OF PRESENTATION:

Corporate Property Associates 12 Incorporated ("the Company") is a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). They do not include all information and notes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Information About Geographic Areas

The Company has international investments in France. These investments accounted for income from equity investments of $439 and $322 for the three-months ended June 30, 2005 and 2004, respectively, and $885 and $1,136 for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and December 31, 2004, long-lived assets related to international investments were $13,498 and $16,899, respectively.

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

NOTE 2. TRANSACTIONS WITH RELATED PARTIES:

In connection with performing services on behalf of the Company, the advisory agreement between the Company and a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the advisory agreement. The performance fee is subordinated to the preferred return, a cumulative non-compounded distribution return of 7%. Effective in 2005, the advisory agreement was amended to allow the Advisor to elect to receive restricted common stock for any fee due from the Company. Subsequent to this amendment, the Advisor elected to receive asset management and performance fees due from the Company in 2005 in restricted common stock. The Advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $948 and $916 for the three months ended June 30, 2005 and 2004, respectively, and $1,900 and $1,833 for the six months ended June 30, 2005 and 2004, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying financial statements. The Company also incurred personnel cost reimbursements of $296 and $288 for the three months ended June 30, 2005 and 2004, respectively, and $557 and $597 for the six months ended June 30, 2005 and 2004, respectively, which are included in general and administrative expenses in the accompanying financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the preferred return, as defined in the advisory agreement, is met. The unpaid portion of the deferred fees bears interest at an annual rate of 7% from the date of purchase until paid. No such fees were incurred for the three months ended June 30, 2005. Deferred fees incurred for the three months ended June 30, 2004 totaled $28. An annual installment of deferred fees was paid to the Advisor in January 2005.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (in thousands except share and per share amounts)

NOTE 3. EQUITY INVESTMENTS:

The Company owns interests in properties leased to corporations through noncontrolling interests in (i) various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) tenancies-in-common subject to common control. The ownership interests range from 15% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy Co., Inc., Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company Foodservice, Inc., The Retail Distribution Group, Inc., Del Monte Corporation, Special Devices, Inc., ShopRite Supermarkets, Inc., True Value Company, Starmark Camhood LLC, Medica-France, SA and affiliates of Carrefour France, SAS.

Summarized financial information of the Company's equity investees is as follows:

                                                                                      AS OF JUNE    AS OF DECEMBER
                                                                                       30, 2005        31, 2004
                                                                                      ----------    --------------
Assets (primarily real estate)                                                        $  882,664    $      916,775
Liabilities (primarily mortgage notes payable)                                          (603,123)         (630,037)
                                                                                      ----------    --------------
Partners' and members' equity                                                         $  279,541    $      286,738
                                                                                      ==========    ==============
Company's share of equity investees' net assets                                       $   89,627    $       93,915
                                                                                      ==========    ==============

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                      ------------------------
                                                                                         2005          2004
                                                                                      ----------    ----------
Revenues (primarily rental income and interest income from direct financing leases)   $   49,279    $   45,470
Expenses (primarily interest on mortgages and depreciation)                              (29,032)      (29,139)
                                                                                      ----------    ----------
  Net income                                                                          $   20,247    $   16,331
                                                                                      ==========    ==========
Company's share of net income from equity investments                                 $    6,130    $    5,854
                                                                                      ==========    ==========

NOTE 4. MORTGAGE FINANCING THROUGH LOAN SECURITIZATION:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust ("CCMT") mortgage securitization as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of June 30, 2005, the fair value of the Company's subordinated interest was $8,043, reflecting an aggregate unrealized gain of $1,159 and cumulative net amortization of $354 ($61 for the six months ended June 30, 2005). The fair value of the Company's subordinated interest in CCMT is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

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

                                                                         FAIR VALUE AS OF   1% ADVERSE   2% ADVERSE
                                                                          JUNE 30, 2005       CHANGE       CHANGE
                                                                         ----------------   ----------   ----------
Fair value of the interest of CCMT                                          $  8,043        $  7,687      $  7,351

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (in thousands except share and per share amounts)

NOTE 6. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

ASSETS HELD FOR SALE

The Company entered into a contract in March 2005 to sell property in Piscataway, New Jersey to a third party for $3,115. The Company currently expects this transaction to close during its third quarter. This property had a carrying value of $5,625. The net proceeds from the sale after expected brokerage commission and closing costs of approximately $300 are expected to be approximately $2,780. Because the expected sale proceeds net of closing costs are less than the property's carrying value, the property has been deemed impaired. In connection with the reclassification of this property to an asset held for sale, the Company recorded an impairment charge of $2,845 in the quarter ended March 31, 2005.

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

In April 2004, the Company sold a property in Hauppauge, New York and received $5,924, net of selling costs and recognized a gain of $1,372. In connection with the sale, CCMT, the lender of the mortgage loan on the property, consented to the transfer of the loan obligation to the Company's property in Austin, Texas leased to 24-Hour Fitness.

In accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations, impairment charges and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying financial statements as Discontinued Operations for all periods presented and are summarized as follows:

                                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------  --------------------------
                                                                      2005           2004          2005          2004
                                                                  -----------    ------------  ----------    ------------
Revenues (primarily rental revenues and other operating income)   $       513    $         20  $      533    $        264
Expenses (primarily interest on mortgages, depreciation and
  property expenses)                                                     (257)           (507)       (540)         (1,615)
Gain (loss) on sale of real estate                                          -           1,372          (8)          1,754
Impairment charge on real estate                                            -               -      (2,845)              -
                                                                  -----------    ------------  ----------    ------------
  Income (loss) from discontinued operations                      $       256    $        885  $   (2,860)   $        403
                                                                  ===========    ============  ==========    ============

As part of a settlement with a former tenant of a property in 2003, the Company was provided with a $750 promissory note. Payments were to be made to an escrow account maintained on the Company's behalf by the secured lender on the property to serve as additional collateral on the loan. Payments received on the promissory note were substantially less than the scheduled amounts and as a result, the Company had fully reserved the balance of the amount due. A previously unrecognized receipt of a final payment of $460 in January 2004 was identified in the current period in connection with the Company's analysis of its escrow activity. Included in income (loss) from discontinued operations for the three and six-month periods ended June 30, 2005 is $502 which consists of the reversal of the previous $460 provision on the final payment and $42 of previously unrecognized accumulated interest. Also included in income from continuing operations for the three and six-month periods ended June 30, 2005 is $165 of previously unrecorded interest income from prior periods on escrow accounts held by secured lenders on other properties, which were also identified in connection with the Company's analysis of its escrow accounts.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (in thousands except share and per share amounts)



NOTE 7. COMMITMENTS AND CONTINGENCIES:

As previously reported, the Advisor and Carey Financial, LLC ("Carey Financial"), the wholly-owned broker-dealer subsidiary of the Advisor, are currently subject to an investigation by the SEC into payments made to third party broker-dealers in connection with the distribution of REITs managed by the Advisor and other matters.

In response to the subpoenas and requests of the Division of Enforcement of the SEC ("Enforcement Staff"), the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the Advisor (including Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), the Company, Corporate Property Associates 14 Incorporated ("CPA(R):14") and Corporate Property Associates 15 Incorporated ("CPA(R):15"), in addition to selling commissions and selected dealer fees.

Among the payments reflected on documents produced to the Enforcement Staff were certain payments, aggregating in excess of $9,400, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA(R):10 paid in excess of $40; CIP(R) paid in excess of $870; the Company paid in excess of $2,400; CPA(R):14 paid in excess of $4,900; and CPA(R):15 paid in excess of $1,200. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.

Although no formal regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such action is brought, it could have a material adverse effect on the Advisor and the REITs managed by the Advisor, including the Company, and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2005. As used in this quarterly report on Form 10-Q, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 12 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

BUSINESS OVERVIEW

We are a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. We were formed in 1993 and are managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor"). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

HOW WE EARN REVENUE

The primary source of our revenue is earned from leasing real estate. We invest in commercial and industrial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of property.

HOW MANAGEMENT EVALUATES RESULTS OF OPERATIONS

Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet its objectives of funding distributions to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations when evaluating our ability to fund distributions. Management's evaluation of our potential for generating cash flow includes our assessment of the long-term sustainability of our real estate portfolio.

Our operations consist of the investment in and the leasing of commercial and industrial real estate. Management's evaluation of the sources of lease revenues for the six-month periods ended June 30, 2005 and 2004 is as follows:

                                                                  2005          2004
                                                               ----------   ----------
Rental income from operating leases                            $   20,503   $   19,866
Interest income from direct financing leases                          865        1,293
                                                               ----------   ----------
                                                               $   21,368   $   21,159
                                                               ==========   ==========

For the six-month periods ended June 30, 2005 and 2004, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

                                                                2005         2004
                                                             ----------   ----------
Applied Materials, Inc. (a)                                  $    4,965   $    4,875
Dick's Sporting Goods, Inc.                                       1,367        1,367
Perry Graphic Communications, Inc. and Judd's Incorporated        1,096        1,096
Remec, Inc.(formerly Spectrian Corporation)                       1,076        1,076
Westell Technologies, Inc.                                          992          992
Telos Corporation                                                   865          833
Career Education Corporation                                        847          847
PPD Development, Inc.                                               807          752
24 Hour Fitness                                                     791          784
Silgan Containers Corporation                                       777          711
The Bon-Ton Stores, Inc.                                            722          722
Jen-Coat, Inc.                                                      645          605
Learning Care Group, Inc.                                           640          640
Orbseal LLC                                                         541          506
Pacific Logistics, L.P.                                             533          520
Sunland Distribution, Inc. (b)                                      479            -
Garden Ridge Corporation                                            478          498
Celadon Group, Inc.                                                 474          460
Randall International, Inc.                                         468          468
Nutramax Products, Inc.                                             457          442
Other                                                             2,348        2,965
                                                             ----------   ----------
                                                             $   21,368   $   21,159
                                                             ==========   ==========

(a) Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $1,639 and $1,609 for the six-month periods ended June 30, 2005 and 2004, respectively.

(b) We acquired this investment in September 2004.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 15% to 50%. For the six-month periods ended June 30, 2005 and 2004, our share of net lease revenues in the following lease obligations was as follows:

                                             2005          2004
                                          ----------    ----------
Carrefour France, SAS (a)                 $    2,237    $    2,030
Advanced Micro Devices, Inc.                   1,742         1,629
Starmark Camhood, LLC                          1,361         1,370
True Value Company                             1,085         1,085
Special Devices, Inc.                          1,019         1,019
Medica-France, SA (a)                            925           852
Best Buy Co., Inc.                               853           862
Sicor, Inc.                                      836           736
Del Monte Corporation                            735           739
Compucom Systems, Inc.                           731           704
The Upper Deck Company                           726           726
McLane Company Foodservice, Inc.                 719           870
Textron, Inc.                                    657           620
ShopRite Supermarkets, Inc.                      552           549
The Retail Distribution Group, Inc. (b)          168             -
                                          ----------    ----------
                                          $   14,346    $   13,791
                                          ==========    ==========

(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)   We acquired this investment in September 2004.

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

- The impact of rising interest rates would be mitigated through our use of fixed interest rates on our debt, except if long-term interest rates were to rise substantially, which could increase the cost of limited recourse financing obligations when loans mature; and

- Rising interest rates may have an impact on the credit quality of certain tenants.

As of June 30, 2005, we had cash and cash equivalent balances of $8,740. For the six months ended June 30, 2005, cash flow generated from operations and equity investments were sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.

We continue to address challenges at underperforming properties. During the first six months of 2005, we completed the sale of an underperforming property and entered into commitments to sell two additional underperforming properties. The completion of these transactions will result in a reduction of carrying costs on these properties and will provide cash resources that may be used to finance new cash-generating investments and/or make scheduled mortgage payments. Our ability to maintain the current distribution rate depends on a successful resolution of these challenges.

The Advisor generally considers liquidity alternatives beginning eight years after the investment of substantially all proceeds of the initial offering. Consistent with this approach, the Advisor has begun considering liquidity alternatives.

Current developments include:

DIVIDEND - In June 2005, our board of directors approved the second quarter dividend of $.2067 per share payable in July 2005 to shareholders of record as of June 30, 2005.

PROPOSED DISPOSITION - In April 2005, we entered into a contract with a third party to sell the former Scott property in San Leandro, CA for approximately $18,400. Since entering into this contract certain environmental issues have been identified and are currently being negotiated with the potential buyer. Due to the uncertainty surrounding the environmental issues, we may not be able to complete the sale of this property within the next twelve months and therefore, we are continuing to account for this property as held for use. This property is currently occupied by several tenants under short-term leases.

RESULTS OF OPERATIONS

LEASE REVENUES

For the comparable quarters ended June 30, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) decreased by $93 primarily due to the timing of lease expirations and two lease amendments whose negative impact on revenue offset increases from transactions and scheduled rent increases. Increases in rent of $273 from two transactions completed in 2004 and $140 from scheduled rent increases at several properties were offset by a decrease of $381 due to the expiration of a short-term lease at the former Scott Companies, Inc. property in San Leandro, California, a decrease of $79 due to lower rent at our Chattanooga, Tennessee property as a result of a new lease entered into in October 2004 with a tenant that replaced a former tenant who had filed for bankruptcy protection and the impact of lease amendments at two properties.

For the comparable six-month periods ended June 30, 2005 and 2004 lease revenues increased by $209 primarily due to an increase in rent of $545 as a result of transactions completed in 2004 and $351 from scheduled rent increases at several properties. These increases were partially offset by a reduction in rent of $475 from the expiration of a short-term lease at the former Scott property, $157 from reduced rent on a new lease entered into in October 2004 and the impact of lease amendments as described above.

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

Current Lease Activity:

San Leandro, California - As discussed above, we have entered into a contract to sell this property for approximately $18,400. Since entering into this contract certain environmental issues have been identified and are currently being negotiated between the parties.

Tulsa, Oklahoma - The Garden Ridge Corporation lease modification was approved by the bankruptcy court in April 2005 and became effective in May 2005. Under the terms of the lease modification, annual rent will decrease from $940 to $742 and the initial lease term will be extended from April 2016 to August 2024.

Milford, Massachusetts - In June 2005, we received warrants for the common stock of the tenant of this property valued at $293 in consideration for a short-term rent reduction. As a result of this rent reduction, annual rent for 2005 decreased $72.

PROPERTY EXPENSES

For the comparable quarters ended June 30, 2005 and 2004, property expenses increased by $166 primarily due to a an increase of approximately $146 in carrying costs for underperforming properties as well as a $64 increase in the asset management and performance fees paid to the Advisor as a result of the growth of our asset base. These increases were partially offset by a reduction in legal costs primarily related to the Scott property.

For the comparable six-month periods ended June 30, 2005 and 2004, property expenses increased by $206 primarily due to an increase in asset management and performance fees paid to the Advisor as a result of the growth of our asset base.

IMPAIRMENT CHARGE ON MARKETABLE SECURITIES

The impairment charge on marketable securities for the six months ended June 30, 2005 relates to a non-cash charge of $575 recognized in March 2005 to reflect an other-than-temporary decline in the market value of one of our publicly traded investments.

INCOME FROM EQUITY INVESTMENTS

For the comparable three and six-month periods ended June 30, 2005 and 2004, income from equity investments increased $443 and $276, respectively, primarily due to the timing of rent increases at several properties, which was partially offset by the impact that the strengthening of the U. S. Dollar against the Euro had during the period ended June 30, 2005.

GAIN ON SALE OF REAL ESTATE

We recognized a gain of $316 on the sale of excess land at a property during the quarter ended March 31, 2005.

UNREALIZED LOSS ON FOREIGN CURRENCY TRANSACTIONS AND WARRANTS

For the comparable three and six-month periods ended June 30, 2005 and 2004, the increase in unrealized loss on foreign currency transactions and warrants for both periods is primarily due to the strengthening of the U. S. Dollar against the Euro during the period ended June 30, 2005. The unrealized loss on foreign currency transactions is a non-cash charge which results when we have notes receivable from subsidiaries or affiliates which are denominated in other currencies and which provide for scheduled repayments of principal.

GAIN (LOSS) FROM DISCONTINUED OPERATIONS

The decrease in gain from discontinued operations for the comparable quarters ended June 30, 2005 and 2004 is primarily due to the recognition in 2004 of a gain of $1,372 on the sale of property in Hauppauge, New York.

For the six-month period ended June 30, 2005, we incurred a loss from discontinued operations of $2,860 primarily as a result of a non-cash impairment charge of $2,845 recorded in connection with entering into a contract to sell the Piscataway property to a third party.

As part of a settlement with a former tenant of a property in 2003, we were provided with a $750 promissory note. Payments were to be made to an escrow account maintained on our behalf by the secured lender on the property to serve as additional collateral on the

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

loan. Payments received on the promissory note were substantially less than the scheduled amounts and as a result, we had fully reserved the balance of the amount due. A previously unrecognized receipt of a final payment of $460 in January 2004 was identified in the current period in connection with our analysis of our escrow activity. Included in income (loss) from discontinued operations for the three and six-month periods ended June 30, 2005 is $502 which consists of the reversal of the previous $460 provision on the final payment and $42 of previously unrecognized accumulated interest.

NET INCOME

Income from continuing operations was stable for the comparable quarters ended June 30, 2005 and 2004. The decrease in net income of $744 is primarily due to the recognition in 2004 of a gain of $1,372 on the sale of a property held for sale.

For the comparable six-month periods ended June 30, 2005 and 2004, net income decreased $3,910 primarily due to the recognition in the first quarter of 2005 of non-cash charges of $2,845 related to an underperforming property and $575 to reflect an other than temporary decline in the market value of one our publicly traded investments. A $933 increase in unrealized loss on foreign currency transactions also contributed to the decrease in net income. These variance are all described above.

Included in income from continuing operations for the three and six-month periods ended June 30, 2005 is $165 of previously unrecorded interest income from prior periods on escrow accounts held by secured lenders on other properties, which were identified in connection with our analysis of our escrow accounts.

FINANCIAL CONDITION

USES OF CASH DURING THE PERIOD

There has been no material change in our financial condition since December 31, 2004. Management believes that we have sufficient cash balances to meet our existing working capital needs. Our ability to maintain our current distribution rate depends on successfully resolving cash flow challenges at several underperforming properties. Our use of cash during the period is described below.

OPERATING ACTIVITIES - One of our objectives is to use the cash flow from net leases (including our equity investments, which is included in investing activities in our statement of cash flows) to meet operating expenses, service debt and fund distributions to shareholders. Cash flows from operations and equity investments of $19,345 were sufficient to pay distributions to shareholders of $12,669, meet scheduled mortgage principal installments of $3,184 and distribute $813 to minority interest partners. There is no assurance that cash flow from operating activities will be sufficient to meet our operating and distribution objectives for an extended period, and, therefore, management will continue to assess whether the current distribution rate can be maintained. During 2005, the Advisor elected to receive all fees in restricted common stock. As a result of this election, cash flows from operations benefited by $1,688 during the period. We expect that this election will continue to have a positive impact on cash flows for the remainder of 2005 as the Advisor makes an annual election regarding how it collects fees.

Annual operating cash flow may benefit as management continues to focus on increasing performance at underperforming properties through leases with new tenants or through property sales and reinvestment of proceeds into new cash generating investments. New leases in 2004 with Silgan and Sunland Distribution are expected to contribute additional annual cash flow of $1,724. The sale of our Delaware property in March 2005 eliminated annual carrying costs of $300. Annual carrying costs of $1,107 will be eliminated upon the completion of sales of properties in New Jersey and California. In addition, operating cash flow will also benefit from the prepayment of a balloon payment in May 2005 and a scheduled balloon payment due in October 2005 which will reduce annual debt service costs by approximately $613. Scheduled rent increases on several properties during 2005 should also result in additional cash from operations.

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

FINANCING ACTIVITIES - In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we used existing cash balances to prepay a balloon payment of $2,482 that was due in August 2005, and used

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

$2,125 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. We also obtained $1,209 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.

CASH RESOURCES

As of June 30, 2005, we had $8,740 in cash and cash equivalents that can be used for working capital needs and other commitments, and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties, which have a carrying value of $38,686 as of June 30, 2005, and any proceeds may be used to finance future real estate purchases. We also expect to receive cash of approximately $21,900 upon the completion of sales of our Piscataway and San Leandro properties. In connection with the Piscataway sale, we expect to transfer the mortgage obligation to one of our other properties. Upon completion of the transfer, escrow funds of approximately $3,200 will be released to us by the lender.

CASH REQUIREMENTS

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments, balloon payments of $1,688 and $5,274, due in October 2005 and February 2006, respectively, paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to make new investments.

Our ability to sustain our distribution on a long-term basis will be affected by our ability to sell or generate cash from underperforming properties, including properties in Piscataway and San Leandro, both of which are expected to be sold in 2005.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of June 30, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                           LESS THAN 1                             MORE THAN 5
                                                TOTAL         YEAR       1-3 YEARS     3-5 YEARS     YEARS
                                              ----------   -----------   ----------   ----------   -----------
Limited recourse mortgage notes payable (1)   $  225,318   $    28,014   $   51,908   $   57,979   $   87,417
Deferred acquisition fees due to
  affiliate (1)                                    4,772         1,528        1,780        1,001          463
Subordinated disposition fees (2)                  1,874             -            -            -        1,874
Operating leases (3)                               3,232           217          465          585        1,965
                                              ----------   -----------   ----------   ----------   ----------
                                              $  235,196   $    29,759   $   54,153   $   59,565   $   91,719
                                              ==========   ===========   ==========   ==========   ==========

(1)   Amounts are inclusive of principal and interest.

(2) Payable, subject to meeting contingencies, in connection with any liquidity event.

(3) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are therefore subject to fluctuation.

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

We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2005, our interests in CCMT had a fair value of $8,043. We also own marketable equity securities of Proterion Corporation and Sentry Technology Corporation, which based on their quoted per share prices had a fair value of $120 as of June 30, 2005 (see Results of Operations above for description of write down of the Proterion securities to fair value).

All of our long-term debt is limited recourse, bears interest at fixed rates and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates. The interest rates on our fixed rate debt as of June 30, 2005 ranged from 5.15% to 8.75% per annum.

                                 2005      2006      2007        2008      2009   THEREAFTER   TOTAL   FAIR VALUE
                                ------- ---------   --------  --------  --------  ----------  -------- ----------
Fixed rate debt                 $ 4,816  $ 11,517   $ 23,762  $ 22,478  $ 20,290  $   86,565  $169,428 $  172,264
Weighted average interest rate     7.65%     7.72%      7.56%     6.67%     8.36%       7.38%

A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at June 30, 2005 by approximately $6,217.

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

ITEM 4. - CONTROLS AND PROCEDURES

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Our Chief Executive Officer and acting Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2005.

Based upon this evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART II

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) For the quarter ended June 30, 2005, 153,324 shares were issued to the Advisor as consideration for asset management and performance fees. Shares were issued at $12.40 per share.

      (c)   Issuer Purchases of Equity Securities

                                                                          TOTAL NUMBER OF
                                               TOTAL NUMBER   AVERAGE   SHARES PURCHASED AS
                                                    OF         PRICE    PART OF PUBLICLY
                                                  SHARES      PAID PER       ANNOUNCED
                PERIOD                           PURCHASED     SHARE    PLANS OR PROGRAMS (1)
                ------                        -------------  ---------  ---------------------
January 1, 2005 - January 31, 2005                54,055     $   11.12          N/A
February 1, 2005 - February 28, 2005                 610         11.12          N/A
March 1, 2005 - March 31, 2005                        --            --          N/A
April 1, 2005 - April 30, 2005                    80,009         11.78
May 1, 2005 - May 31, 2005                         2,245         11.78
June 1, 2005 - June 30, 2005                      45,996         11.78          N/A
                                                 -------
  Total                                          182,915
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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders' meeting was held on June 9, 2005, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name of Director     Total Shares Voting  Shares Voting For  Shares Withheld
-------------------  -------------------  -----------------  ---------------
William P. Carey           16,418,888         16,190,076         228,812
Gordon F. DuGan            16,418,888         16,203,189         215,699
Elizabeth P. Munson        16,418,888         16,219,531         199,357
Charles E. Parente         16,418,888         16,209,939         208,949
Warren G. Wintrub          16,418,888         16,204,076         214,812

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

                                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

8/10/2005                         By: /s/ Claude Fernandez
                                      ------------------------------------------
    Date                              Claude Fernandez
                                      Managing Director and
                                      acting Chief Financial Officer
                                      (acting Principal Financial Officer)

8/10/2005                         By: /s/ Michael D. Roberts
                                      ------------------------------------------
    Date                              Michael D. Roberts
                                      Executive Director and Controller
                                      (acting Principal Accounting Officer)