Form 10-Q
period 2005-09-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2005-11-14
CIK 912046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

                        Commission File Number: 033-68728

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
             (Exact name of registrant as specified in its charter)

                MARYLAND                                 13-3726306
        (State of incorporation)            (I.R.S. Employer Identification No.)

          50 ROCKEFELLER PLAZA
           NEW YORK, NEW YORK                               10020
(Address of principal executive offices)                 (Zip Code)

              Registrant's telephone numbers, including area code:

                        Investor Relations (212) 492-8920
                                 (212) 492-1100

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Registrant has 30,961,631 shares of common stock, $.001 par value outstanding at November 8, 2005.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements*
          Consolidated Balance Sheets as of September 30, 2005 and
             December 31, 2004                                               3
          Consolidated Statements of Income for the three and nine
             months ended September 30, 2005 and 2004                        4
          Consolidated Statements of Comprehensive Income for the
             three and nine months ended September 30, 2005 and 2004         4
          Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2005 and 2004                               5
          Notes to Consolidated Financial Statements                       6-9
Item 2. - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   10-15
Item 3. - Quantitative and Qualitative Disclosures About Market Risk        16
Item 4. - Controls and Procedures                                           16

                           PART II - OTHER INFORMATION

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds       17
Item 6. - Exhibits                                                          17
Signatures                                                                  17

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART I
                         ITEM 1. - FINANCIAL STATEMENTS
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands except share amounts)

                                                                          SEPTEMBER 30,   DECEMBER 31, 2004
                                                                               2005             (NOTE)
                                                                          -------------   -----------------
ASSETS:
Real estate, net of accumulated depreciation of $51,057 at
   September 30, 2005 and $48,209 at December 31, 2004                      $283,945          $309,818
Net investment in direct financing leases                                     12,153            12,153
Assets held for sale                                                          16,293             2,753
Intangible assets, net                                                         1,410             1,462
Equity investments                                                            89,602            93,915
Cash and cash equivalents                                                      8,253             8,044
Marketable securities                                                          7,960             8,465
Other assets, net                                                             18,265            16,432
                                                                            --------          --------
   Total assets                                                             $437,881          $453,042
                                                                            ========          ========
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:
Liabilities:
Limited recourse mortgage notes payable                                     $153,816          $162,266
Limited recourse mortgage note payable on asset held for sale                 12,370            13,380
Accrued interest                                                                 904               972
Accounts payable and accrued expenses                                          2,796               916
Due to affiliates                                                              3,530             3,545
Deferred acquisition fees payable to affiliate                                 3,983             5,403
Dividends payable                                                              6,384             6,322
Other liabilities, net                                                         2,952             2,344
Prepaid rental income and security deposits                                    2,812             3,662
                                                                            --------          --------
   Total liabilities                                                         189,547           198,810
                                                                            --------          --------
Minority interest                                                              8,303             8,159
                                                                            --------          --------
Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, $.001 par value; 40,000,000 shares authorized; issued and outstanding, 32,408,990 shares at September 30, 2005 and 31,818,107
   shares at December 31, 2004                                                    32                32
Additional paid-in capital                                                   296,042           288,830
Dividends in excess of accumulated earnings                                  (41,742)          (33,102)
Accumulated other comprehensive income                                         1,311             2,518
                                                                            --------          --------
                                                                             255,643           258,278
Less, treasury stock at cost, 1,525,266 shares at September 30,
   2005 and 1,233,519 shares at December 31, 2004                            (15,612)          (12,205)
                                                                            --------          --------
   Total shareholders' equity                                                240,031           246,073
                                                                            --------          --------
   Total liabilities, minority interest and shareholders' equity            $437,881          $453,042
                                                                            ========          ========

NOTE: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands except share and per share amounts)

                                                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------   -------------------------------
                                                             2005          2004                2005          2004
                                                         -----------   -----------         -----------   -----------
REVENUES:
   Rental income                                         $    10,116   $     9,642         $    30,329   $    28,743
   Interest income from direct financing leases                  448           646               1,313         1,939
   Other operating income                                         53            27                 358           161
                                                         -----------   -----------         -----------   -----------
                                                              10,617        10,315              32,000        30,843
                                                         -----------   -----------         -----------   -----------
OPERATING EXPENSES:
   Depreciation and amortization of intangibles               (1,844)       (1,764)             (5,558)       (5,253)
   Property expenses                                          (2,139)       (1,933)             (6,430)       (5,791)
   General and administrative                                   (773)         (625)             (2,325)       (2,317)
   Impairment charge on marketable securities                     --            --                (575)           --
                                                         -----------   -----------         -----------   -----------
                                                              (4,756)       (4,322)            (14,888)      (13,361)
                                                         -----------   -----------         -----------   -----------
OTHER INCOME AND EXPENSES:
Income from equity investments                                 3,066         2,705               9,196         8,559
Other interest income                                            333           286                 863           816
Minority interest in income                                     (459)         (444)             (1,364)       (1,289)
Gain on sale of warrants                                         289            --                 289            --
Unrealized (loss) gain on foreign currency
   transactions and warrants                                    (428)          253              (1,721)            6
Interest expense                                              (3,098)       (3,334)             (9,509)       (9,985)
                                                         -----------   -----------         -----------   -----------
                                                                (297)         (534)             (2,246)       (1,893)
                                                         -----------   -----------         -----------   -----------
   INCOME FROM CONTINUING OPERATIONS                           5,564         5,459              14,866        15,589
                                                         -----------   -----------         -----------   -----------
DISCONTINUED OPERATIONS:
   Loss from operations of discontinued properties              (641)         (188)             (1,059)       (1,815)
   Gain on sale of real estate                                    --            --                 308         1,754
   Impairment charge on properties held for sale                (800)         (150)             (3,645)         (150)
                                                         -----------   -----------         -----------   -----------
      Loss from discontinued operations                       (1,441)         (338)             (4,396)         (211)
                                                         -----------   -----------         -----------   -----------
      NET INCOME                                         $     4,123   $     5,121         $    10,470   $    15,378
                                                         ===========   ===========         ===========   ===========
BASIC EARNINGS PER SHARE:
      Income from continuing operations                  $       .18   $       .18         $       .48   $       .51
      Loss from discontinued operations                         (.05)         (.01)               (.14)         (.01)
                                                         -----------   -----------         -----------   -----------
      NET INCOME                                         $       .13   $       .17         $       .34   $       .50
                                                         ===========   ===========         ===========   ===========
DIVIDENDS DECLARED PER SHARE                             $     .2067   $     .2067         $     .6201   $     .6201
                                                         ===========   ===========         ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC               30,891,306    30,520,851          30,803,392    30,459,389
                                                         ===========   ===========         ===========   ===========

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)

                                                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------   -------------------------------
                                                             2005          2004                2005          2004
                                                         -----------   -----------         -----------   -----------
Net income                                                 $4,123       $5,121                $10,470      $15,378
Other comprehensive income:
Recognition of impairment charge on marketable securities      --           --                    564           --
Change in unrealized appreciation (depreciation)
   on marketable securities                                  (172)         191                   (402)        (358)
Change in foreign currency translation adjustment             (19)         246                 (1,369)        (149)
                                                           ------       ------                -------      -------
                                                             (191)         437                 (1,207)        (507)
                                                           ------       ------                -------      -------
Comprehensive income                                       $3,932       $5,558                $ 9,263      $14,871
                                                           ======       ======                =======      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                          2005       2004
                                                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $ 10,470   $ 15,378
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Loss from discontinued operations, including impairment
         charges and gain on sale of real estate                                           4,396        211
      Depreciation and amortization of intangible assets and
         financing costs                                                                   5,872      5,569
      Straight-line rent adjustments                                                        (761)      (768)
      Distributions from accumulated earnings of equity investees
         and income from equity investments in excess of distributions received              925     (2,156)
      Issuance of shares to affiliate in satisfaction of fees due                          5,361      2,694
      Minority interest in income                                                          1,364      1,289
      Gain on sale of warrants                                                              (289)        --
      Unrealized loss (gain) on foreign currency transactions and
         derivative instruments, net                                                       1,721         (6)
      Impairment charge on marketable securities                                             575         --
      Change in operating assets and liabilities, net                                        255     (2,129)
                                                                                        --------   --------
      Net cash provided by continuing operations                                          29,889     20,082
      Net cash used in discontinued operations                                            (1,316)    (1,065)
                                                                                        --------   --------
         Net cash provided by operating activities                                        28,573     19,017
                                                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from equity investments in excess of equity income                          666        918
   Receipt of amount due from sale of equity investment                                       --      1,430
   Purchase of real estate and equity investments and
      additional capitalized costs                                                           (52)   (10,668)
   Proceeds from sale of assets                                                            2,835     12,615
   Proceeds from sale of warrants                                                            338         --
   Payment of deferred acquisition fees to an affiliate                                   (1,420)    (1,467)
   Purchases of securities                                                                    --     (4,900)
                                                                                        --------   --------
         Net cash provided by (used in) investing activities                               2,367     (2,072)
                                                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Scheduled payments on mortgage principal                                               (4,749)    (4,417)
   Prepayment of mortgage principal                                                       (4,158)        --
   Distributions to minority interest partner                                             (1,220)    (1,190)
   Payment of financing costs                                                                 --        (80)
   Proceeds from issuance of shares, net of costs                                          1,851      1,655
   Dividends paid                                                                        (19,048)   (18,860)
   Purchase of treasury stock                                                             (3,407)    (2,107)
                                                                                        --------   --------
         Net cash used in financing activities                                           (30,731)   (24,999)
                                                                                        --------   --------
         Net increase (decrease) in cash and cash equivalents                                209     (8,054)
Cash and cash equivalents, beginning of period                                             8,044     13,305
                                                                                        --------   --------
Cash and cash equivalents, end of period                                                $  8,253   $  5,251
                                                                                        ========   ========

Non-cash operating activities:

In June 2005, the Company received warrants exercisable for the common stock of a tenant company valued at $293 in consideration for a short-term rent reduction. In September 2005, the Company received warrants exercisable for the common stock of a tenant company valued at $135 in connection with a lease amendment.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (in thousands except share and per share amounts)
NOTE 1. BUSINESS:

Corporate Property Associates 12 Incorporated (the "Company") is a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. The primary source of the Company's revenue is earned from leasing real estate, primarily on a net lease basis. The Company was formed in 1993 and is managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor"). As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

NOTE 2. BASIS OF PRESENTATION:

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

INFORMATION ABOUT GEOGRAPHIC AREAS

The Company has international investments in France. These investments accounted for income from equity investments of $428 and $324 for the three months ended September 30, 2005 and 2004, respectively, and $1,313 and $1,460 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, long-lived assets related to international investments were $13,421 and $16,899, respectively.

RECLASSIFICATION

The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 8). As a result, certain prior period amounts have been reclassified to conform to current period financial statement presentation.

In addition, for the nine-month period ended September 30, 2004, the Company purchased auction-rate securities. As a result, certain amounts were reclassified in the accompanying statements of cash flows for the nine-month period ended September 30, 2004 to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force ("EITF") Consensus on Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF agreed on a framework for evaluating when a general partner controls, and should consolidate, a limited partnership or a similar entity. The EITF is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships must apply the consensus no later than the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES:

In connection with performing services on behalf of the Company, the advisory agreement between the Company and the Advisor, provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the advisory agreement. The performance fee is subordinated to the preferred return, a cumulative non-compounded distribution return of 7%. Effective in 2005, the advisory agreement was amended to allow the Advisor to elect to receive restricted common stock for any fee due from the Company. Subsequent to this amendment, the Advisor elected to receive asset management and performance fees due from the Company in 2005 in restricted common stock at net asset value. The Advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred asset management fees of $948 and $918 for the three months ended September 30, 2005 and 2004, respectively, and $2,848 and $2,751 for the nine months ended September 30, 2005 and 2004, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying financial statements. The Company also incurred personnel cost
                                        6

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (in thousands except share and per share amounts)

reimbursements of $308 and $206 for the three months ended September 30, 2005 and 2004, respectively, and $865 and $803 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses in the accompanying financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. The unpaid portion of the deferred fees bears interest at an annual rate of 7% from the date of purchase until paid. No such fees were incurred for the nine months ended September 30, 2005. Deferred fees incurred for the nine months ended September 30, 2004 totaled $212. An annual installment of deferred fees was paid to the Advisor in January 2005.

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

Summarized financial information of the Company's equity investees is as follows:

                                                         AS OF               AS OF
                                                  SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                  ------------------   -----------------
Assets (primarily real estate)                        $ 879,451            $ 916,775
Liabilities (primarily mortgage notes payable)         (599,621)            (630,037)
                                                      ---------            ---------
Partners' and members' equity                         $ 279,830            $ 286,738
                                                      =========            =========
Company's share of equity investees' net assets       $  89,602            $  93,915
                                                      =========            =========

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
Revenues (primarily rental income and interest income from
   direct financing leases)                                   $ 74,821   $ 71,581
Expenses (primarily interest on mortgages and depreciation)    (44,425)   (44,933)
                                                              --------   --------
   Net income                                                 $ 30,396   $ 26,648
                                                              ========   ========
Company's share of net income from equity investments         $  9,196   $  8,559
                                                              ========   ========

NOTE 5. MORTGAGE FINANCING THROUGH LOAN SECURITIZATION:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust ("CCMT") mortgage securitization as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of September 30, 2005, the fair value of the Company's subordinated interest was $7,860, reflecting an aggregate unrealized gain of $1,007 and cumulative net amortization of $385 ($92 for the nine months ended September 30, 2005). The fair value of the Company's subordinated interest in CCMT is determined using a discounted cash flow model with assumptions for market rates and the credit quality of the underlying lessees.

One of the key variables in determining fair value of the subordinated interest in CCMT is current interest rates. As required by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the subordinated interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (in thousands except share and per share amounts)

                                      FAIR VALUE AS OF    1% ADVERSE   2% ADVERSE
                                     SEPTEMBER 30, 2005     CHANGE       CHANGE
                                     ------------------   ----------   ----------
Fair value of the interest in CCMT         $7,860           $7,521       $7,201

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

NOTE 7. COMMITMENTS AND CONTINGENCIES:

As previously reported, the Advisor and Carey Financial, LLC ("Carey Financial"), the wholly-owned broker-dealer subsidiary of the Advisor, are currently subject to an investigation by the SEC into payments made to third party broker-dealers and other matters.

In response to the subpoenas and requests of the Division of Enforcement of the SEC ("Enforcement Staff"), the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the Advisor (including Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), the Company, Corporate Property Associates 14 Incorporated ("CPA(R):14") and Corporate Property Associates 15 Incorporated ("CPA(R):15")), in addition to selling commissions and selected dealer fees.

Among the payments reflected in documents produced to the Enforcement Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA(R):10 paid in excess of $40; CIP(R) paid in excess of $875; the Company paid in excess of $2,455; CPA(R):14 paid in excess of $4,990; and CPA(R):15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.

Although no formal regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the Advisor and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against the Advisor or Carey Financial could also have a material adverse effect on the Company because of the Company's dependence on the Advisor and Carey Financial for a broad range of services.

The Company has provided indemnification in connection with divestitures. These indemnities address a variety of matters including environmental liabilities. The Company's maximum obligations under such indemnification cannot be reasonably estimated. The Company is not aware of any claims or other information that would give rise to material payments under such indemnifications.

NOTE 8. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

ASSETS HELD FOR SALE

The Company entered into a contract in March 2005 to sell a property in Piscataway, New Jersey to a third party for $3,115. This property had a carrying value of $5,625. In connection with the reclassification of this property as an asset held for sale, the expected sale proceeds net of closing costs were less than the property's carrying value and the Company recorded a non-cash impairment charge of $2,845 in the quarter ended March 31, 2005, based on the net proceeds from the sale after expected brokerage commission and closing costs. During the quarter ended September 30, 2005, the buyer exercised its right to terminate the contract and as a result, the Company is currently remarketing the property for sale. The Company currently intends to dispose of this property within the next 12 months. If the Company completes this sale it expects to transfer the mortgage obligation to one of its other properties. Upon completion of the transfer, escrow funds of approximately $3,200 will be released to the Company by the lender.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                (in thousands except share and per share amounts)

In April 2005, the Company entered into a contract with a third party to sell the former Scott property in San Leandro, California. Due to the uncertainty surrounding certain environmental issues identified subsequent to entering into this contract, the Company was uncertain as to whether or not it would be able to complete this sale within twelve months and as such continued to account for this property as held for use. During the quarter ended September 30, 2005, the environmental issues were substantially resolved and a sale price of $14,175 was agreed to, at which time the Company reclassified the property as an asset held for sale and recognized a non-cash impairment charge of $800 to reduce the property's carrying value to an amount which approximated the sale price less estimated costs to sell.

2005 DISCONTINUED OPERATIONS

In March 2005, the Company sold a property in Newark, Delaware formerly leased to Lanxide Corporation, to a third party and received $2,835, net of selling costs. In connection with this sale, the Company recognized a loss of $8 excluding impairment charges of $5,431 previously recorded against this property.

2004 DISCONTINUED OPERATIONS

In March 2004, the Company sold a property in Ashburn, Virginia and received $6,693, net of selling costs. In connection with the sale, the Company recognized a gain of $382.

In April 2004, the Company sold a property in Hauppauge, New York and received $5,924, net of selling costs and recognized a gain of $1,372. In connection with the sale, CCMT, the lender of the mortgage loan on the property, consented to the substitution of the Company's property in Austin, Texas leased to 24-Hour Fitness as collateral for the loan.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations, impairment charges and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying financial statements as Discontinued Operations for all periods presented and are summarized as follows:

                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,
                                             ------------------   -----------------
                                                2005     2004       2005      2004
                                              -------   -----     -------   -------
Revenues (primarily rental revenues
   and other operating income)                $   140   $ 291     $   984   $ 1,331
Expenses (primarily interest on mortgages,
   depreciation and property expenses)           (781)   (479)     (2,043)   (3,146)
Gain on sale of real estate                        --      --         308     1,754
Impairment charge on properties held for sale    (800)   (150)     (3,645)     (150)
                                              -------   -----     -------   -------
   Loss from discontinued operations          $(1,441)  $(338)    $(4,396)  $  (211)
                                              =======   =====     =======   =======

As part of a settlement with a former tenant of a property in 2003, the Company was provided with a $750 promissory note. Payments were to be made to an escrow account maintained on the Company's behalf by the secured lender on the property to serve as additional collateral on the loan. Payments received on the promissory note were substantially less than the scheduled amounts and as a result, the Company had fully reserved the balance of the amount due. A previously unrecognized receipt of a final payment of $460 in January 2004 was identified during the quarter ended June 30, 2005 in connection with the Company's analysis of its escrow activity. Included in loss from discontinued operations for the nine-month period ended September 30, 2005 is $502 which consists of the reversal of the previous $460 provision on the final payment and $42 of previously unrecognized accumulated interest. Also included in earnings from continuing operations for the nine-month period ended September 30, 2005 is $165 of previously unrecorded interest income from prior periods on escrow accounts held by secured lenders on other properties, which were also identified in connection with the Company's analysis of its escrow accounts during the quarter ended June 30, 2005.

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 12 Incorporated contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2005. As used in this quarterly report on Form 10-Q, the terms the "Company," "we," "us" and "our" include Corporate Property Associates 12 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

BUSINESS OVERVIEW

We are a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a net lease basis. We were formed in 1993 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the "Advisor"). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

CURRENT DEVELOPMENTS AND TRENDS

Current developments include:

PROPOSED DISPOSITIONS - During the quarter ended September 30, 2005, we substantially resolved the environmental issues identified in connection with the April 2005 proposed sale of the former Scott property in San Leandro, California for $14,175. As we now expect the sale of this property to be completed within the next 12 months, we have reclassified the property as an asset held for sale. A non-cash impairment charge of $800 was recorded during the quarter ended September 30, 2005 to reduce the property's carrying value to an amount that approximates the sale price less estimated costs to sell.

We entered into a contract in March 2005 to sell property in Piscataway, New Jersey to a third party for $3,115. During the third quarter of 2005, the buyer exercised its right to terminate the contract and as a result, we are currently remarketing the property for sale.

DIVIDEND - In September 2005, our board of directors approved the third quarter dividend of $.2067 per share payable in October 2005 to shareholders of record as of September 30, 2005.

SARBANES OXLEY - We will not be performing compliance testing in accordance with the Sarbanes-Oxley Act for 2005 as, pursuant to recently clarified SEC interpretations, we are not considered an accelerated filer. As a non-accelerated filer, we are not required to perform compliance testing until 2007.

Current trends include:

We believe that the low long-term treasury rate by historical standards has created greater investor demand for yield-based investments, such as net leased real estate, thus creating increased capital flows and a more competitive investment environment.

Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index ("CPI"). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.

We continue to address challenges at underperforming properties. During the first nine months of 2005, we completed the sale of an underperforming property and entered into a commitment to sell an additional underperforming property. The completion of these

                       PROPERTY ASSOCIATES 12 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                (in thousands except share and per share amounts)

transactions will result in a reduction of carrying costs on these properties and will provide cash resources that may be used to finance new cash-generating investments and/or make scheduled mortgage payments.

For the nine months ended September 30, 2005, cash flow generated from operations and equity investments were sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.

The Advisor generally considers liquidity alternatives beginning eight years after the investment of substantially all proceeds of the initial offering. Consistent with this approach, the Advisor has begun considering liquidity alternatives.

HOW MANAGEMENT EVALUATES RESULTS OF OPERATIONS

Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet its objectives of funding distributions to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other non-cash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations when evaluating our ability to fund distributions. Management's evaluation of our potential for generating cash flow includes our assessment of the long-term sustainability of our real estate portfolio.

Our operations consist of the investment in and the leasing of commercial and industrial real estate. Management's evaluation of the sources of lease revenues for the nine-month periods ended September 30, 2005 and 2004 is as follows:

                                                 2005      2004
                                               -------   -------
Rental income                                  $30,329   $28,743
Interest income from direct financing leases     1,313     1,939
                                               -------   -------
                                               $31,642   $30,682
                                               =======   =======

For the nine-month periods ended September 30, 2005 and 2004, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                                         2005      2004
                                       -------   -------
Applied Materials, Inc. (a)            $ 7,447   $ 7,358
Dick's Sporting Goods, Inc.              2,050     2,050
Perry Graphic Communications, Inc.
   and Judd's Incorporated               1,644     1,644
Remec, Inc. (formerly Spectrian
   Corporation) (c)                      1,613     1,613
Westell Technologies, Inc.               1,488     1,488
Telos Corporation                        1,313     1,249
Career Education Corporation             1,270     1,270
PPD Development, Inc.                    1,211     1,128
24 Hour Fitness                          1,193     1,179
Silgan Containers Corporation            1,165     1,100
The Bon-Ton Stores, Inc.                 1,083     1,083
Jen-Coat, Inc.                             968       908
Learning Care Group, Inc.                  960       960
Orbseal LLC                                811       759
Pacific Logistics, L.P.                    799       779
Sunland Distribution, Inc. (b)             719         8
Celadon Group, Inc.                        711       690
Randall International, Inc.                702       702
Garden Ridge Corporation                   699       747
Nutramax Products, Inc.                    685       662
Rave Reviews Cinemas, LLC                  640       609
Other                                    2,471     2,696
                                       -------   -------
                                       $31,642   $30,682
                                       =======   =======

                       PROPERTY ASSOCIATES 12 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                (in thousands except share and per share amounts)

(a) Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $2,458 and $2,429 for the nine-month periods ended September 30, 2005 and 2004, respectively.

(b)  We acquired this investment in September 2004.

(c) In October 2005, we entered into an agreement in principle to terminate this lease. It is anticipated that the lease termination would reduce annual revenues by $1,139 (see Current Lease Activity below).

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 15% to 50%. For the nine-month periods ended September 30, 2005 and 2004, our share of net lease revenues in the following lease obligations were as follows:

                                        2005      2004
                                      -------   -------
Carrefour France, SAS (a)             $ 3,298   $ 3,041
Advanced Micro Devices, Inc.            2,613     2,444
Starmark Camhood, LLC                   2,046     2,056
True Value Company                      1,629     1,629
Special Devices, Inc.                   1,549     1,529
Medica-France, SA (a)                   1,383     1,291
Best Buy Co., Inc.                      1,279     1,266
Sicor, Inc.                             1,254     1,138
Compucom Systems, Inc.                  1,110     1,056
Del Monte Corporation                   1,104     1,104
The Upper Deck Company                  1,089     1,089
McLane Company Foodservice, Inc.        1,080     1,068
Textron, Inc.                             995       930
ShopRite Supermarkets, Inc.               832       808
The Retail Distribution Group, Inc.       248       238
                                      -------   -------
                                      $21,509   $20,687
                                      =======   =======

(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

RESULTS OF OPERATIONS

LEASE REVENUES

For the comparable quarters ended September 30, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $276 primarily due to an acquisition of a property in 2004 and scheduled rent increases whose positive impact on revenue offset the timing of lease expirations and two lease amendments. Increases in rent of $232 from a transaction completed in 2004 and $152 from scheduled rent increases at several properties were partially offset by a decrease of $79 due to lower rent at our Chattanooga, Tennessee property as a result of a new lease entered into in October 2004 with a tenant that replaced a former tenant who had filed for bankruptcy protection and the impact of lease amendments at two properties.

For the comparable nine-month periods ended September 30, 2005 and 2004 lease revenues increased by $960 primarily due to an increase in rent of $777 as a result of transactions completed in 2004 and $500 from scheduled rent increases at several properties. These increases were partially offset by a reduction in rent of $236 from the Chattanooga, Tennessee property and the impact of lease amendments as described above.

Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.

CURRENT LEASE ACTIVITY:

SAN LEANDRO, CALIFORNIA - As discussed above, we have entered into a contract to sell this property. Since entering into this contract certain environmental issues were identified which have now been substantially resolved between the parties. The sale is expected to be completed within the next 12 months. The property is currently leased by several tenants on short-term leases.

                       PROPERTY ASSOCIATES 12 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                (in thousands except share and per share amounts)

SUNNYVALE, CALIFORNIA - The lessee of two buildings in Sunnyvale, CA is currently in liquidation and in the process of selling off its business. The buyer of this division purchased assets in violation of the lease covenants and as a result we have been seeking legal enforcement of our covenants. In October 2005, we entered into an agreement in principle to terminate the lease in return for $7,500 in cash plus one full quarter's rent of $294 on the unoccupied building. Current annual rent is approximately $2,100 with the lease expiring in November 2011. One building currently has a subtenant for the entire building, with an annual rent of $961 through November 2011. It is anticipated that the lease termination would reduce annual revenues by $1,139.

DEPRECIATION AND AMORTIZATION OF INTANGIBLES

For the comparable three and nine-month periods ended September 30, 2005 and 2004, depreciation and amortization increased $80 and $305, respectively, primarily due to an investment completed in 2004 and the impact of a lease amendment.

PROPERTY EXPENSES

For the comparable quarters ended September 30, 2005 and 2004, property expenses increased by $206 primarily due to an increase of approximately $140 in carrying costs associated with underperforming properties and a $59 increase in the asset management and performance fees paid to the Advisor as a result of the growth of our asset base.

For the comparable nine-month periods ended September 30, 2005 and 2004, property expenses increased by $639 due to an increase of approximately $315 in carrying costs and $194 of asset management and performance fees paid to the Advisor for the same reasons described above.

IMPAIRMENT CHARGE ON MARKETABLE SECURITIES

The impairment charge on marketable securities for the nine months ended September 30, 2005 relates to a non-cash charge of $575 recognized in March 2005 to reflect an other-than-temporary decline in the market value of one of our publicly traded investments.

INCOME FROM EQUITY INVESTMENTS

For the comparable three and nine-month periods ended September 30, 2005 and 2004, income from equity investments increased $361 and $637, respectively, primarily due to the timing of rent increases at several properties, which was partially offset by the impact that the strengthening of the U. S. Dollar against the Euro had during the period ended September 30, 2005.

GAIN ON SALE OF WARRANTS

We recognized a gain of $289 during the quarter ended September 30, 2005, on the sale of warrants previously granted in connection with the structuring of the initial lease and a subsequent lease modification.

UNREALIZED LOSS ON FOREIGN CURRENCY TRANSACTIONS AND WARRANTS

For the comparable three and nine-month periods ended September 30, 2005 and 2004, the unrealized loss on foreign currency transactions and warrants of $428 and $1,721, respectively, for both periods is primarily due to the strengthening of the U. S. Dollar against the Euro during the period ended September 30, 2005. The unrealized loss on foreign currency transactions is a non-cash charge which results when we have notes receivable from subsidiaries or affiliates which are denominated in other currencies and which provide for scheduled repayments of principal.

LOSS FROM DISCONTINUED OPERATIONS

The increase in the loss from discontinued operations of $1,103 for the comparable quarters ended September 30, 2005 and 2004 is primarily due to increased property carrying costs and a non-cash impairment charge in connection with the San Leandro, California property.

For the nine-month period ended September 30, 2005, we incurred a loss from discontinued operations of $4,396 primarily as a result of increased property carrying costs and non-cash impairment charges of $3,645 recorded in connection with the planned dispositions of the Piscataway, New Jersey and San Leandro, California properties.

As part of a settlement with a former tenant of a property in 2003, we were provided with a $750 promissory note. Payments were to be made to an escrow account maintained on our behalf by the secured lender on the property to serve as additional collateral on the

                       PROPERTY ASSOCIATES 12 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                (in thousands except share and per share amounts)

loan. Payments received on the promissory note were substantially less than the scheduled amounts and as a result, we had fully reserved the balance of the amount due. A previously unrecognized receipt of a final payment of $460 in January 2004 was identified during the quarter ended June 30, 2005 in connection with our analysis of our escrow activity. Included in loss from discontinued operations for the nine-month period ended September 30, 2005 is $502 which consists of the reversal of the previous $460 provision on the final payment and $42 of previously unrecognized accumulated interest.

NET INCOME

Income from continuing operations increased $105 in the quarter ended September 30, 2005 as compared with the quarter ended September 30, 2004 primarily due to the gain recognized on warrants exercised as increases in revenue from a new investment and rent increases at existing properties were offset by increased carrying costs at underperforming properties as described above. Net income decreased $998 compared with the quarter ended September 30, 2004 primarily due to the $800 non-cash impairment charge recorded on a property held for sale.

For the comparable nine-month periods ended September 30, 2005 and 2004, income from continuing operations decreased $723 primarily due to the non-cash charge of $575 recorded in our first quarter of 2005 to reflect an other than temporary decline in the market value of one of our investments. Increases in revenue from new investments and rent increases at existing properties were offset by increases in carrying costs at underperforming properties. Net income decreased $4,908 primarily due to non-cash impairment charges of $3,645 related to two properties held for sale, the recognition in 2004 of a gain on sale of property as well as the factors described above.

Included in income from continuing operations for the nine-month period ended September 30, 2005 is $165 of previously unrecorded interest income from prior periods on escrow accounts held by secured lenders on other properties, which were identified in connection with our analysis of our escrow accounts.

FINANCIAL CONDITION

USES OF CASH DURING THE PERIOD

There has been no material change in our financial condition since December 31, 2004. Management believes that we have sufficient cash balances to meet our existing working capital needs. Our use of cash during the period is described below.

OPERATING ACTIVITIES - One of our objectives is to use the cash flow from net leases (including cash flow from our equity investments, which is included in investing activities in our statement of cash flows) to meet operating expenses, service debt and fund distributions to shareholders. Cash flows from operations and equity investments of $29,239 were sufficient to pay distributions to shareholders of $19,048, meet scheduled mortgage principal installments of $4,749 and distribute $1,220 to minority interest partners. There is no assurance that cash flow from operating activities will be sufficient to meet our operating and distribution objectives for an extended period, and, therefore, management will continue to assess whether the current distribution rate can be maintained. During 2005, the Advisor elected to receive all fees in restricted common stock. As a result of this election, cash flows from operations benefited by $2,667 during the period. We expect that this election will continue to have a positive impact on cash flows for the remainder of 2005, as the Advisor makes an annual election regarding how it collects fees.

Annual operating cash flow may benefit as management continues to focus on increasing performance at underperforming properties through leases with new tenants or through property sales and reinvestment of proceeds into new cash generating investments. New leases in 2004 with Silgan and Sunland Distribution are contributing additional annual cash flow of approximately $1,724. The sale of our Delaware property in March 2005 eliminated annual carrying costs of $300. Annual carrying costs of approximately $1,100 will be eliminated upon the completion of sales of properties in New Jersey and California. In addition, operating cash flow will also benefit from the prepayment of balloon payments in May and September 2005, which will reduce annual debt service costs by approximately $613. Scheduled rent increases on several properties during 2005 and 2006 should also result in additional cash from operations.

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate purchases, payment of our annual installment of deferred acquisition fees and receipt of proceeds from the sale of property. Proceeds from the sale of our former property in Newark, Delaware in March 2005 were $2,835. The annual installment of deferred acquisition fees was paid in January 2005 and totaled $1,420.

                       PROPERTY ASSOCIATES 12 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                (in thousands except share and per share amounts)

FINANCING ACTIVITIES - In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we used existing cash balances to prepay balloon payments of $2,482 due in August 2005 and $1,676 due in October 2005. We also used $3,407 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations and obtained $1,851 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.

CASH RESOURCES

As of September 30, 2005, we had $8,253 in cash and cash equivalents that can be used for working capital needs and other commitments, and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties, which have a carrying value of $42,102 as of September 30, 2005, and any proceeds may be used to finance future real estate purchases and for working capital needs. We also expect to receive net cash of approximately $8,565 after paying down related mortgage balances if we complete the sales of our assets held for sale. If we complete the Piscataway sale, we expect to transfer the mortgage obligation to one of our other properties. Upon completion of the transfer, escrow funds of approximately $3,200 will be released to us by the lender.

CASH REQUIREMENTS

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments, a balloon payment of $5,238, due in February 2006, paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to make new investments.

Our ability to sustain our distribution on a long-term basis will be affected by several factors including our ability to sell or generate cash from our current underperforming properties, the adverse impact if other properties underperform in the future and the Advisor taking a significant portion of fees in restricted common stock versus cash in the future.

AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of September 30, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                            LESS THAN                           MORE THAN
                                                   TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
                                                 --------   ---------   ---------   ---------   ---------
Limited recourse mortgage notes payable (1)      $221,337    $23,578     $63,406     $49,663     $84,690
Deferred acquisition fees due to affiliate (1)      4,772      1,528       1,780       1,001         463
Subordinated disposition fees (2)                   1,874         --          --          --       1,874
Operating leases (3)                                2,952        214         444         543       1,751
                                                 --------    -------     -------     -------     -------
                                                 $230,935    $25,320     $65,630     $51,207     $88,778
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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

      ITEM 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands except share and per share amounts)

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

We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2005, our interests in CCMT had a fair value of $7,860. We also own marketable equity securities of Proterion Corporation and Sentry Technology Corporation, which based on their quoted per share prices had a fair value of $100 as of September 30, 2005.

All of our long-term debt is limited recourse, bears interest at fixed rates and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates. The interest rates on our fixed rate debt as of September 30, 2005 ranged from 5.15% to 8.75% per annum.

                                  2005      2006      2007      2008      2009    THEREAFTER     TOTAL    FAIR VALUE
                                 ------   -------   -------   -------   -------   ----------   --------   ----------
Fixed rate debt                  $1,575   $11,517   $23,761   $22,478   $20,290     $86,565    $166,186    $166,603
Weighted average interest rate     7.33%     7.72%     7.56%     6.67%     8.36%       7.38%

A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at September 30, 2005 by approximately $5,804.

FOREIGN CURRENCY EXCHANGE RATE RISK

We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We are a net receiver of the Euro (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency.

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

Our Chief Executive Officer and acting Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2005.

Based upon this evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

                  CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

                                     PART II

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) For the quarter ended September 30, 2005, 152,394 shares were issued to the Advisor as consideration for asset management and performance fees. Shares were issued at $12.40 per share.

     (b)  Issuer Purchases of Equity Securities

                                                                       TOTAL NUMBER OF
                                         TOTAL NUMBER    AVERAGE     SHARES PURCHASED AS
                                              OF          PRICE        PART OF PUBLICLY
                                            SHARES       PAID PER         ANNOUNCED
                PERIOD                     PURCHASED      SHARE     PLANS OR PROGRAMS (1)
                ------                   ------------   ---------   ---------------------
January 1, 2005 - January 31, 2005           54,055       $11.12             N/A
February 1, 2005 - February 28, 2005            610        11.12             N/A
March 1, 2005 - March 31, 2005                   --           --             N/A
April 1, 2005 - April 30, 2005               80,009        11.78             N/A
May 1, 2005 - May 31, 2005                    2,245        11.78             N/A
June 1, 2005 - June 30, 2005                 45,996        11.78             N/A
July 1, 2005 - July 31, 2005                     --           --             N/A
August 1, 2005 - August 31, 2005                 --           --             N/A
September 1, 2005 - September 30, 2005      108,832        11.78             N/A
                                            -------
   Total                                    291,747
                                            =======

(1) All shares were purchased pursuant to our redemption plan. In February 1996, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

ITEM 6. - EXHIBITS

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                        CORPORATE PROPERTY ASSOCIATES 12
                                        INCORPORATED


11/14/2005                              By: /s/ Claude Fernandez
Date                                        ------------------------------------
                                            Claude Fernandez
                                            Managing Director and
                                            acting Chief Financial Officer
                                            (acting Principal Financial Officer)


11/14/2005                              By: /s/ Michael D. Roberts
Date                                        ------------------------------------
                                            Michael D. Roberts
                                            Executive Director and Controller
                                            (acting Principal Accounting
                                            Officer)