Form 10-Q
period 2006-03-31
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2006-05-15
CIK 912046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 033-68728
CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND (State of incorporation)	13-3726306 (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA
NEW YORK, NEW YORK	10020
(Address of principal executive offices)	(Zip Code)
Investor Relations (212) 492-8920
(212) 492-1100
(Registrant’s telephone numbers, including area code)
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      Registrant has 31,167,526 shares of common stock, $.001 par value outstanding at May 8, 2006.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no significant change in such critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms the “Company,” “we,” “us” and “our” include Corporate Property Associates 12 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share amounts)

	March 31,	December 31, 2005
	2006	(NOTE)
ASSETS
Real estate, net	$267,639	$277,540
Net investment in direct financing leases	12,153	12,153
Equity investments	88,858	88,765
Assets held for sale	11,955	7,720
Cash and cash equivalents	11,596	13,694
Marketable securities	7,678	7,810
Other assets, net	19,261	19,546

Total assets	$419,140	$427,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$141,077	$142,472
Limited recourse mortgage notes payable on assets held for sale	2,424	7,609
Accrued interest	767	811
Accounts payable, accrued expenses and other liabilities	2,105	1,974
Due to affiliates	3,554	3,676
Deferred acquisition fees payable to affiliate	2,734	3,983
Distributions payable	6,417	6,405
Prepaid and deferred rental income and security deposits	4,897	5,017

Total liabilities	163,975	171,947

Minority interest in consolidated entities	8,612	8,415

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 40,000,000 shares authorized; 32,768,654 and 32,614,354 shares issued and outstanding at March 31, 2006 and at December 31, 2005	33	33
Additional paid-in capital	300,486	298,603
Distributions in excess of accumulated earnings	(37,135)	(35,933)
Accumulated other comprehensive income	1,176	996

	264,560	263,699

Less, treasury stock at cost, 1,721,827 and 1,628,932 shares at March 31, 2006 and December 31, 2005	(18,007)	(16,833)

Total shareholders’ equity	246,553	246,866

Total liabilities and shareholders’ equity	$419,140	$427,228

NOTE: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share and per share amounts)

	Three months ended March 31,
	2006	2005
REVENUES:
Rental income	$9,719	$9,662
Interest income from direct financing leases	448	416
Other operating income	51	124

	10,218	10,202

OPERATING EXPENSES:
Depreciation and amortization of intangibles	(1,751)	(1,788)
Property expenses	(2,144)	(2,091)
General and administrative	(825)	(775)
Impairment charge	—	(575)

	(4,720)	(5,229)

OTHER INCOME AND EXPENSES:
Income from equity investments	3,226	3,001
Other interest income	337	262
Minority interest in income	(467)	(436)
Gain (loss) on foreign currency transactions and warrants, net	56	(780)
Interest expense	(2,782)	(3,151)

	370	(1,104)

Income from continuing operations	5,868	3,869

DISCONTINUED OPERATIONS:
Loss from operations of discontinued properties	(247)	(190)
(Loss) gain on sale of real estate	(6)	308
Impairment charges on assets held for sale	(400)	(2,845)

Loss from discontinued operations	(653)	(2,727)

NET INCOME	$5,215	$1,142

BASIC EARNINGS PER SHARE:
Income from continuing operations	$.19	$.13
Loss from discontinued operations	(.02)	(.09)

Net Income	$.17	$.04

DIVIDENDS DECLARED PER SHARE	$.2067	$.2067

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	31,056,796	30,702,417

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2006	2005
Net income	$5,215	$1,142
Other comprehensive income:
Recognition of impairment charge on marketable securities	—	564
Change in unrealized gain on marketable securities	(83)	(273)
Foreign currency translation adjustment	263	(495)

	180	(204)

Comprehensive income	$5,395	$938

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2006	2005 (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,215	$1,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including discontinued operations	1,898	2,062
Straight-line rent adjustments	(162)	(188)
Minority interest in income	467	436
(Gain) loss on foreign currency transactions and derivative instruments, net	(56)	780
Loss (gain) on sale of real estate, net	6	(308)
Income from equity investments in excess of distributions received	(149)	(239)
Issuance of shares to affiliate in satisfaction of fees due	1,259	1,564
Impairment charges	400	3,420
Change in operating assets and liabilities, net	20	(460)

Net cash provided by operating activities	8,898	8,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received in excess of equity income	515	1,439
Proceeds from sale of real estate assets	3,606	2,835
Payment of deferred acquisition fees to an affiliate	(1,249)	(1,420)

Net cash provided by investing activities	2,872	2,854

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(6,405)	(6,321)
Payments of mortgage principal	(1,342)	(1,629)
Prepayment of mortgage principal	(5,238)	—
Payment of financing costs	(63)	—
Proceeds from issuance of shares, net of costs	624	602
Distributions to minority interest partner, net of contributions	(270)	(407)
Purchase of treasury stock	(1,174)	(621)

Net cash used in financing activities	(13,868)	(8,376)

Net (decrease) increase in cash and cash equivalents	(2,098)	2,687
Cash and cash equivalents, beginning of period	13,694	8,044

Cash and cash equivalents, end of period	$11,596	$10,731

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands except share and per share amounts)
NOTE 1. Business
Corporate Property Associates 12 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of March 31, 2006, the Company’s portfolio consisted of 119 properties leased to 43 tenants and totaling approximately 8.9 million square feet. The Company was formed in 1993 and is managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the “advisor”). As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.
NOTE 2. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Principles of Consolidation
The accompanying consolidated financial statements include all accounts of the Company, and its majority-owned and/or controlled subsidiaries. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls. Entities that the Company accounts for under the equity method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
Information about Geographic Areas
The Company has international investments in France. These investments accounted for income from equity investments of $445 and $446 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005, long-lived assets related to international investments were $12,459 and $12,682, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to confirm to current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 6). The Company has revised its consolidated statement of

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands except share and per share amounts)
cash flows for the three months ended March 31, 2005 to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.
NOTE 3. Transactions with Related Parties
In connection with performing services on behalf of the Company, the advisory agreement between the Company and the advisor, provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the advisory agreement. The performance fee is subordinated to the performance criterion, a cumulative non-compounded distribution return of 7%. Effective in 2005, the advisory agreement was amended to allow the advisor to elect to receive restricted common stock for any fees due from the Company. In 2005, the advisor elected to receive asset management and performance fees in restricted common stock of the Company rather than cash. For 2006, the advisor has elected to receive asset management fees in cash, while the performance fees due will continue to be paid through the issuance of restricted common stock. The advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred base asset management fees of $938 and $952 for the three months ended March 31, 2006 and 2005, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying consolidated financial statements. The Company also incurred personnel cost reimbursements of $300 and $261 for the three months ended March 31, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. The unpaid portion of the deferred fees bears interest at an annual rate of 7% from the date of purchase until paid. No such fees were incurred for the three months ended March 31, 2006 and 2005. An annual installment of deferred fees was paid to the advisor in January 2006.
The Company owns interests in entities which range from 15% to 50.01% and two jointly-controlled 50% tenancy-in-common interests in properties subject to net leases with remaining interests held by affiliates.
The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses during the three months ended March 31, 2006 and 2005 were $83 and $49, respectively. The Company’s estimated current share of future annual minimum lease payments is $2,617 through 2016.
NOTE 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	March 31, 2006	December 31, 2005
Cost	$319,770	$329,452
Less: Accumulated depreciation	(52,131)	(51,912)

	$267,639	$277,540

NOTE 5. Equity Investments
The Company owns interests in properties leased to corporations through noncontrolling interests in (i) various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) tenancies-in-common subject to common control. The ownership interests range from 15% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy Co., Inc., Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company Foodservice, Inc., The Retail Distribution Group, Inc., Del Monte Corporation, Special Devices, Inc., ShopRite Supermarkets, Inc., True Value Company, Starmark Camhood LLC, Médica-France, SA and affiliates of Carrefour France, SAS.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands except share and per share amounts)
Summarized financial information of the Company’s equity investees is as follows:

	As of	As of
	March 31, 2006	December 31, 2005
Assets (primarily real estate)	$875,401	$874,012
Liabilities (primarily mortgage notes payable)	(596,024)	(595,788)

Partners’ and members’ equity	$279,377	$278,224

Company’s share of equity investees’ net assets	$88,858	$88,765

	Three months ended
	March 31,
	2006	2005
Revenues (primarily rental income and interest income from direct financing leases)	$24,404	$24,258
Expenses (primarily interest on mortgages and depreciation)	(14,533)	(14,361)

Net income	$9,871	$9,897

Company’s share of net income from equity investments	$3,226	$3,001

NOTE 6. Assets Held for Sale and Discontinued Operations
Assets Held for Sale
In December 2005, the Company entered into a contract to sell its property in Milford, Massachusetts to a third party for $4,500 and recognized an impairment charge of $400 to reduce the property’s carrying value to its estimated fair value. In January 2006, the buyer exercised its right to terminate the contract. In March 2006, the Company recognized an additional impairment charge of $400 to reduce the property’s carrying value to its estimated fair value. The Company is continuing to market this property for sale.
In March 2006, the Company entered into a contract to sell its property in Sunnyvale, California to a third party for $10,400. The Company currently expects to complete this sale during 2006 at which point we anticipate recognizing a gain of approximately $1,850, however there can be no assurance that the transaction will close within this time period or at the stated price.
Included in the Company’s operating assets and liabilities in the accompanying consolidated balance sheet as of March 31, 2006 are assets of $122 and liabilities of $661 related to the Company’s assets held for sale.
Discontinued Operations
In February 2006, the Company sold a property in Piscataway, New Jersey, to a third party for $3,606, net of selling costs. In connection with this sale, the Company recognized a loss of $6, excluding impairment charges of $2,095 previously recorded against this property. Concurrent with the completion of this sale, the Company transferred the outstanding mortgage obligation to one of its other properties. In connection with this transaction, we received the release of escrow funds of approximately $3,100 from the lender in April 2006.
In December 2005, the Company sold a property in San Leandro, California to a third party for $13,514 net of selling costs and used a portion of the proceeds to repay an outstanding mortgage obligation of $7,077. In connection with this sale, the Company recognized a loss of $80 on the sale, excluding an $800 impairment charge and a gain of $316 on the sale of excess land at this property previously recognized during 2005. The Company also incurred a charge on the early extinguishment of debt of $335 in connection with this transaction.
In March 2005, the Company sold a property in Newark, Delaware, to a third party for $2,835, net of selling costs. In connection with this sale, the Company recognized a loss of $8 excluding impairment charges of $5,431 previously recorded against this property.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, impairments and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands except share and per share amounts)

	Three months ended March 31,
	2006	2005
Revenues (primarily rental revenues and other operating income)	$142	$661
Expenses (primarily interest on mortgages, depreciation and property expenses)	(389)	(851)
(Loss) gain on sale of real estate	(6)	308
Impairment charges on assets held for sale	(400)	(2,845)

Loss from discontinued operations	$(653)	$(2,727)

NOTE 7. Mortgage Financing Through Loan Securitization
The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders’ equity. As of March 31, 2006, the fair value of the Company’s subordinated interest was $7,568, reflecting an aggregate unrealized gain of $773 and cumulative net amortization of $444 ($29 for the three months ended March 31, 2006). The fair value of the Company’s subordinated interest in CCMT is determined using a discounted cash flow model with assumptions for market rates and the credit quality of the underlying lessees.
One of the key variables in determining fair value of the subordinated interest in CCMT is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of the subordinated interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	March 31, 2006	change	change
Fair value of the interest in CCMT	$7,568	$7,258	$6,964
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
NOTE 8. Disclosures About Fair Value of Financial Instruments
The Company evaluates the fair value of its financial instruments, including available-for-sale securities, to determine whether any investment has experienced an other-than-temporary decline. If it is determined that an investment has experienced an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. In March 2005, the Company incurred a non-cash charge of $575 to reflect an other-than-temporary decline in the market value of one of its publicly traded investments based on a decline in the trading activity of this investment. No such impairment charges were incurred during the quarter ended March 31, 2006.
NOTE 9. Commitments and Contingencies
As of March 31, 2006, the Company was not involved in any material litigation.
As previously reported, the advisor and Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of the advisor, are currently subject to an investigation by the SEC into payments made to third party broker-dealers and other matters.
In response to the subpoenas and requests of the Division of Enforcement of the SEC (“Enforcement Staff”), the advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the advisor (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), the Company, Corporate Property Associates 14 Incorporated (“CPA®:14”) and Corporate Property Associates 15 Incorporated (“CPA®:15”)), in addition to selling commissions and selected dealer fees.
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

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands except share and per share amounts)
CPA®:14 paid in excess of $4,990; and CPA®:15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
Although no formal regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, the Company expects the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the advisor and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against the advisor or Carey Financial could also have a material adverse effect on the Company because of the Company’s dependence on the advisor and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquiries will have a material effect on the advisor or Carey Financial incremental to that caused by any SEC action.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of March 31, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of March 31, 2006, our portfolio consisted of 119 properties leased to 43 tenants and totaling approximately 8.9 million square feet. We were formed in 1993 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Current developments include:
LIQUIDITY EVENT — The advisor has begun actively considering liquidity alternatives on our behalf, and currently anticipates that such a liquidity event may take place during 2006; however, no decisions have been made as to when or in what form such an event might take place.
SALES OF UNDERPERFORMING PROPERTIES — In February 2006, we completed the sale of our property in Piscataway, New Jersey to a third party for $3,606, net of selling costs and recognized a loss of $6. In connection with this sale, the Company recorded impairment charges totaling $2,095 during the year ended December 31, 2005, to reduce this property’s carrying value to its estimated fair value. Concurrent with the completion of this sale, we transferred the outstanding mortgage obligation to one of our other properties. In connection with this transaction, we received the release of escrow funds of approximately $3,100 from the lender in April 2006.
PROPOSED DISPOSITIONS — We entered into a contract in March 2006 to sell property in Sunnyvale, California to a third party for $10,400. We currently expect to complete this sale during 2006 at which point we anticipate recognizing a gain of approximately $1,850, however there can be no assurance that the transaction will close within this time period or at the stated price.
During January 2006, the buyer of a proposed sale transaction for property in Milford, Massachusetts exercised its right to terminate the contract and as a result, we are currently remarketing the property for sale. In March 2006, we recognized an impairment charge of $400 to reduce this property’s carrying value to its estimated fair value.
TENANT ACTIVITY — In January 2006 the advisor entered into a cooperation agreement with Starmark Holdings LLC (“Starmark”) (formerly the parent of Starmark Camhood LLC) covering 15 properties owned by us and certain of our affiliates and leased to Starmark under a master lease. Our interest in this investment has a carrying value of $10,625 as of March 31, 2006 and accounted for $281 and $257 of income from equity investments for the three months ended March 31, 2006 and 2005, respectively. Under this cooperation agreement, the advisor, on behalf of ourselves and our affiliates, has agreed to cooperate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants have been replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs we incurred in connection with transactions under the cooperation agreement. As part of this restructuring, we expect that we will experience a decrease in lease revenue. There can be no assurance that the effect on our lease revenue will not be material.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
QUARTERLY DISTRIBUTION — In March 2006, our board of directors approved the 2006 first quarter distribution of $.2067 per share payable in April 2006 to shareholders of record as of March 31, 2006.
Current trends include:
We believe that low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment.
Real estate valuations have risen significantly in recent years. To the extent that disposing of properties fits with our strategic plans, we may look to take advantage of the increases in real estate prices by selectively disposing of properties.
Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
For the three months ended March 31, 2006, cash flow generated from operations and equity investments were sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.
The advisor generally considers liquidity alternatives beginning eight years after the investment of substantially all proceeds of the initial offering. Consistent with this approach, the advisor is considering liquidity alternatives.
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
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31,
	2006	2005
Rental income	$9,719	$9,662
Interest income from direct financing leases	448	416

	$10,167	$10,078

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended March 31,
	2006	2005
Applied Materials, Inc. (a)	$2,480	$2,483
Dick’s Sporting Goods, Inc.	683	683
Perry Graphic Communications, Inc. and Judd’s Incorporated	548	548
Westell Technologies, Inc.	496	496

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)

	Three months ended March 31,
	2006	2005
Telos Corporation	448	416
Career Education Corporation	423	423
PPD Development, Inc.	404	404
24 Hour Fitness	402	396
Silgan Containers Corporation	388	388
The Bon-Ton Stores, Inc.	361	361
Learning Care Group, Inc.	339	320
Jen-Coat, Inc.	323	323
Pacific Logistics, L.P.	276	266
Orbseal LLC	270	270
Remec, Inc. (formerly Spectrian Corporation)	262	242
Celadon Group, Inc.	243	237
Sunland Distribution, Inc.	240	239
Nutramax Products, Inc.	238	228
Randall International, Inc.	234	234
Garden Ridge Corporation	220	249
Rave Reviews Cinemas, LLC	213	223
Other	676	649

	$10,167	$10,078

(a)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $843 and $819 for the three months ended March 31, 2006 and 2005, respectively.
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 15% to 50%. Our share of net lease revenues in the following lease obligations were as follows:

	Three months ended March 31,
	2006	2005
Carrefour France, SAS (a)	$1,057	$1,141
Advanced Micro Devices, Inc.	871	871
Starmark Camhood, LLC (b)	684	685
True Value Company	541	542
Special Devices, Inc.	538	510
Best Buy Co., Inc.	499	428
Médica-France, SA (a)	452	472
Sicor, Inc.	418	418
Compucom Systems, Inc.	379	352
Del Monte Corporation	369	369
McLane Company Foodservice, Inc.	364	358
The Upper Deck Company	363	363
Textron, Inc.	338	319
ShopRite Supermarkets, Inc.	279	278
The Retail Distribution Group, Inc.	81	78

	$7,233	$7,184

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	In January 2006, the advisor entered into a co-operation agreement with Starmark – see Current Developments section above.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
RESULTS OF OPERATIONS
Lease Revenues
For the three months ended March 31, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $89 primarily due to scheduled rent increases at several properties totaling $104 which were partially offset by the impact of a lease amendment in 2005 at a property in Tulsa, Oklahoma.
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
Property Expenses
For the three months ended March 31, 2006 and 2005, property expenses increased by $53 primarily due to an increase of $150 in our provision for uncollected rents which was partially offset by a general reduction in property related costs arising from sales of properties in 2005 and 2006.
Impairment Charge
We did not incur any impairment charges on assets held for use during the three months ended March 31, 2006. Impairment charges for the three months ended March 31, 2005 were comprised of a charge of $575 to reflect an other-than-temporary decline in the market value of one of our publicly traded investments.
Income from Equity Investments
Income from equity investments represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2006 and 2005, income from equity investments increased $225, primarily due to rent increases at several properties and a reduction in interest expense as a result of making scheduled principal mortgage payments.
Gain (Loss) on Foreign Currency Transactions and Warrants, Net
For the three months ended March 31, 2006, we recognized a gain on foreign currency transactions and warrants, net, of $56 as compared with a loss of $780 for the comparable period in 2005. During the current period, we recognized a net gain of $176 on foreign currency transactions, as compared with a loss of $622 in the comparable prior period, primarily due to the relative weakening of the U.S. dollar as compared with its strengthening during the comparable period in 2005. This increase was partially offset by the recognition of an unrealized loss on warrants of $120 as a result of the decrease in valuation of certain common stock warrants.
Interest Expense
For the three months ended March 31, 2006 and 2005, interest expense decreased $369 primarily due to reductions in principal mortgage balances during 2005 and the first three months of 2006. During the three months ended March 31, 2006, we reduced principal mortgage balances by $6,580, including a reduction of $5,238 related to the early repayment of a mortgage.
Loss from Discontinued Operations
For the three months ended March 31, 2006, we incurred a loss from discontinued operations of $653 primarily due to the recognition of a $400 impairment charge and losses from operations of discontinued operations of $247.
For the three months ended March 31, 2005, we incurred a loss from discontinued operations of $2,727 primarily due to an impairment charge of $2,845.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
Net Income
For the three months ended March 31, 2006 and 2005, net income increased $4,073 primarily due to the recognition in 2005 of impairment charges totaling $3,420 as well as a net increase in foreign currency gains of $798. These increases were partially offset by the recognition in 2006 of an impairment charge of $400. These variances are described above.
FINANCIAL CONDITION
Uses of Cash During the Period
There has been no material change in our financial condition since December 31, 2005. Cash and cash equivalents totaled $11,596 as of March 31, 2006, a decrease of $2,098 from the December 31, 2005 balance. We believe that we have sufficient cash balances to meet our existing working capital needs and expect to continue to generate sufficient cash from operations to maintain the current distribution rate. Our use of cash during the period is described below.
OPERATING ACTIVITIES — One of our objectives is to use the cash flow from net leases (including cash flow from our equity investments) to meet operating expenses, service debt and fund distributions to shareholders. During the three months ended March 31, 2006, cash flow from operations and equity investments of $9,413 was sufficient to pay distributions to shareholders of $6,405, meet scheduled mortgage principal installments of $1,342 and distribute $271 to the minority interest partner. There is no assurance that cash flow from operating activities will be sufficient to meet our operating and distribution objectives for an extended period and, therefore, management will continue to assess whether the current distribution rate can be maintained. During 2006, the advisor elected to receive the base asset management fees in cash while the performance fees will continue to be paid through the issuance of restricted common stock. As a result of this election, we paid fees of $938 in cash rather than through the issuance of common stock, as was the case in 2005. We expect that this election will have a negative impact on cash flows for the remainder of 2006, as the advisor makes an annual election regarding how it collects fees.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property related costs. Proceeds from the sale of our property in Piscataway, New Jersey in March 2006 were $3,606. The annual installment of deferred acquisition fees, which was paid in January 2006, was $1,249.
FINANCING ACTIVITIES — In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we prepaid mortgage obligations totaling $5,238 during the three months ended March 31, 2006. We also used $1,174 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations, and obtained $624 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.
Cash Resources
As of March 31, 2006, we had $11,596 in cash and cash equivalents that can be used for working capital needs and other commitments, and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties with a carrying value of $46,142 as of March 31, 2006.
We expect cash flows from operating activities to be affected by several factors in 2006 including:
–	The advisor’s election in 2006 to receive the base asset management fees in cash, which we anticipate will result in fees of approximately $3,800 being paid in cash rather than restricted common stock.

–	The elimination of annual carrying costs on three underperforming properties that were sold in 2005 and 2006. We expect annual carrying cost savings of approximately $1,200 as a result of these transactions. In addition, in connection with a sale of property in the three months ended March 31, 2006, we received the release of escrow funds of approximately $3,100 from the lender in April 2006.

–	A reduction in interest expense from the prepayment of outstanding mortgage obligations in 2005 and 2006. We anticipate annual savings of approximately $2,040 as a result of these prepayments.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
–	Scheduled rent increases on several properties during 2006 should result in additional cash from operations.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments, paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. Our next scheduled mortgage balloon payment is in November 2007 for $4,501.
Our ability to sustain our distribution on a long-term basis will be affected by several factors including our ability to address the potential adverse impact of properties which may underperform in the future and the annual decision of the advisor whether to receive payment for fees in restricted common stock or cash in the future. As discussed above, the advisor elected to receive the base management fee in cash in 2006, which we expect will have an adverse impact on cash flow from operating activities.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of March 31, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Mortgage notes payable – Principal	$143,501	$5,441	$32,549	$43,480	$62,031
Mortgage notes payable – Interest	46,918	10,606	18,890	13,077	4,345
Deferred acquisition fees due to affiliates – Principal	2,734	855	1,069	676	134
Deferred acquisition fees due to affiliates – Interest	510	191	221	86	12
Subordinated disposition fees (1)	2,037	2,037	—	—	—
Operating leases (2)	2,617	137	494	503	1,483

	$198,317	$19,267	$53,223	$57,822	$68,005

(1)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(2)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands)
Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and currency exchange rates.
Interest Rate Risk
The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.
We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2006, our interests in CCMT had a fair value of $7,568. We also own marketable equity securities of Proterion Corporation and Sentry Technology Corporation, which based on their quoted per share prices had a fair value of $110 as of March 31, 2006.
All of our long-term debt is limited recourse, bears interest at fixed rates and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates. The annual interest rates on our fixed rate debt as of March 31, 2006 ranged from 5.15% to 8.75%.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed rate debt	$4,029	$10,142	$22,475	$20,290	$14,942	$71,623	$143,501	$142,611
Weighted average interest rate	7.18%	7.20%	6.67%	8.36%	7.40%	7.38%
A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at March 31, 2006 by approximately $5,020.
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

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 4. — CONTROLS AND PROCEDURES
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and regulations.
Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of March 31, 2006. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and regulations.
There have been no changes during the first quarter of 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
PART II
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	For the quarter ended March 31, 2006, 96,394 shares of common stock were issued to the advisor as consideration for asset management and performance fees. Shares were issued at $12.40 and $13.30 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

	Total number	Average	Total number of	Maximum number (or
	of	price	shares purchased as	approximate dollar value) of
	shares	paid per	part of publicly announced	shares that may yet be purchased
Period	purchased (1)	share	plans or programs (1)	under the plans or programs (1)
January 1, 2006 - January 31, 2006	—	—	N/A	N/A
February 1, 2006 - February 28, 2006	—	—	N/A	N/A
March 1, 2006 - March 31, 2006	92,895	$12.63	N/A	N/A

Total	92,895

(1)	All shares were purchased pursuant to our redemption plan. In February 1996, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
ITEM 6. — EXHIBITS
10.1	Acquisition Services Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED

5/15/2006	By:	/s/ Mark J. DeCesaris

Date		Mark J. DeCesaris
Managing Director and
acting Chief Financial Officer
(acting Principal Financial Officer)

5/15/2006	By:	/s/ Claude Fernandez

Date		Claude Fernandez
Managing Director and
Chief Accounting Officer
(Principal Accounting Officer)