Form 10-Q
period 2006-06-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2006-08-14
CIK 912046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Registrant has 31,169,821 shares of common stock, $.001 par value outstanding at August 7, 2006.

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

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share amounts)

		December 31, 2005
	June 30, 2006	(NOTE)
ASSETS
Real estate, net	$265,908	$277,540
Net investment in direct financing leases	12,153	12,153
Equity investments	85,534	88,765
Assets held for sale	3,805	7,720
Cash and cash equivalents	27,208	13,694
Marketable securities	7,525	7,810
Other assets, net	16,468	19,546

Total assets	$418,601	$427,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$139,794	$142,472
Limited recourse mortgage notes payable on assets held for sale	2,391	7,609
Accrued interest	749	811
Accounts payable, accrued expenses and other liabilities	2,503	1,974
Due to affiliates	3,944	3,676
Deferred acquisition fees payable to affiliate	2,734	3,983
Distributions payable	6,442	6,405
Prepaid and deferred rental income and security deposits	5,297	5,017

Total liabilities	163,854	171,947

Minority interest in consolidated entities	8,669	8,415

Commitments and contingencies (Note 9) Shareholders’ equity:
Common stock, $0.001 par value; 40,000,000 shares authorized; 32,889,729 and 32,614,354 shares issued and outstanding, respectively	33	33
Additional paid-in capital	302,073	298,603
Distributions in excess of accumulated earnings	(39,562)	(35,933)
Accumulated other comprehensive income	1,540	996

	264,084	263,699
Less, treasury stock at cost, 1,721,827 and 1,628,932 shares, respectively	(18,006)	(16,833)

Total shareholders’ equity	246,078	246,866

Total liabilities and shareholders’ equity	$418,601	$427,228

NOTE: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$9,742	$9,630	$19,461	$19,293
Interest income from direct financing leases	448	448	896	865
Other operating income	32	182	83	305

	10,222	10,260	20,440	20,463

OPERATING EXPENSES:
Depreciation and amortization of intangibles	(1,749)	(1,788)	(3,500)	(3,575)
Property expenses	(2,088)	(2,197)	(4,232)	(4,289)
General and administrative	(1,394)	(775)	(2,219)	(1,550)
Impairment charge	—	—	—	(575)

	(5,231)	(4,760)	(9,951)	(9,989)

OTHER INCOME AND EXPENSES:
(Loss) income from equity investments	(362)	3,129	2,864	6,130
Other interest income	454	268	791	529
Minority interest in income	(596)	(469)	(1,063)	(905)
Gain (loss) on foreign currency transactions and warrants, net	649	(513)	705	(1,293)
Interest expense	(2,756)	(2,994)	(5,538)	(6,144)

	(2,611)	(579)	(2,241)	(1,683)

Income from continuing operations	2,380	4,921	8,248	8,791

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued properties	38	284	(209)	93
Gain on sale of real estate, net	1,598	—	1,592	308
Impairment charges on assets held for sale	—	—	(400)	(2,845)

Income (loss) from discontinued operations	1,636	284	983	(2,444)

NET INCOME	$4,016	$5,205	$9,231	$6,347

BASIC EARNINGS PER SHARE:
Income from continuing operations	$.08	$.16	$.27	$.29
Income (loss) from discontinued operations	.05	.01	.03	(.08)

Net Income	$.13	$.17	$.30	$.21

DIVIDENDS DECLARED PER SHARE	$.2067	$.2067	$.4134	$.4134

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	31,141,601	30,814,377	31,100,278	30,758,706

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$4,016	$5,205	$9,231	$6,347
Other comprehensive income:
Recognition of impairment charge on marketable securities	—	—	—	564
Change in unrealized (loss) gain on marketable securities	(132)	43	(215)	(230)
Foreign currency translation adjustment	496	(855)	759	(1,350)

	364	(812)	544	(1,016)

Comprehensive income	$4,380	$4,393	$9,775	$5,331

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2006	2005 (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,231	$6,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,757	4,113
Straight-line rent adjustments	(331)	(555)
Minority interest in income	1,063	905
(Gain) loss on foreign currency transactions and warrants, net	(705)	1,293
Gain on sale of real estate, net	(1,592)	(308)
Loss (income) from equity investments in excess of distributions received	3,430	(300)
Issuance of shares to affiliate in satisfaction of fees due	2,197	3,465
Impairment charges	400	3,420
Lease termination proceeds released by (assigned to) lender	3,100	(513)
Change in operating assets and liabilities, net	905	(401)

Net cash provided by operating activities	21,455	17,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received in excess of equity income	1,139	1,879
Proceeds from sale of real estate assets	13,665	2,835
Payment of deferred acquisition fees to an affiliate	(1,249)	(1,420)

Net cash provided by investing activities	13,555	3,294

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(12,823)	(12,669)
Scheduled payments of mortgage principal	(2,658)	(3,184)
Prepayment of mortgage principal	(5,238)	(2,482)
Payment of financing costs	(68)	—
Proceeds from issuance of shares, net of costs	1,273	1,209
Distributions to minority interest partner	(809)	(813)
Purchase of treasury stock	(1,173)	(2,125)

Net cash used in financing activities	(21,496)	(20,064)

Net increase in cash and cash equivalents	13,514	696
Cash and cash equivalents, beginning of period	13,694	8,044

Cash and cash equivalents, end of period	$27,208	$8,740

Noncash operating activities:
In June 2005, the Company received warrants for the common stock of a tenant company valued at $293 in consideration for a short-term rent reduction. Such amount is included in other assets and other liabilities in the accompanying consolidated balance sheet and will be amortized into income over the remaining initial term of the lease.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands except share and per share amounts)
NOTE 1. Business
Corporate Property Associates 12 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of June 30, 2006, the Company’s portfolio consisted of 118 properties leased to 42 tenants and totaling approximately 8.7 million square feet. The Company was formed in 1993 and is managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, the Company is not subject to U.S. federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.
Proposed Merger
On June 29, 2006, the boards of directors of the Company and Corporate Property Associates 14 Incorporated (“CPA®:14”) announced that they each unanimously approved a definitive agreement under which CPA®:14 will acquire the Company’s business, subject to the approval of the shareholders of the Company and CPA®:14. A joint proxy/registration statement was filed with the United States Securities and Exchange Commission (“SEC”) on July 25, 2006 relating to the merger. The Company and CPA®:14 are currently awaiting comments from the SEC. The closing of the merger is also subject to customary closing conditions. The Company currently expects that the closing will occur late in the fourth quarter of 2006 at the earliest, although there can be no assurance of such timing. As described in the joint proxy/registration statement, the Company’s shareholders have the option of receiving shares in CPA®:14 at a ratio of 0.8692 per share of the Company’s common stock or cash proceeds of $10.30 per share. In addition, if the proposed merger is approved, the Company will distribute $3.00 in cash per share to its shareholders out of the net proceeds of the sale of certain properties to the advisor (described below). The sales price of properties and value per share are based on a third party valuation of the Company as of December 31, 2005 and subsequently adjusted to reflect the Starmark Holdings restructuring (see Note 5). In connection with the proposed merger, the Company will also pay disposition and termination fees to the advisor totaling approximately $48,845. Legal and other merger related fees totaling $545 have been expensed by the Company during the six months ended June 30, 2006.
Prior to the proposed merger and contingent upon its approval, the Company will also sell certain of its properties or interests in properties, valued at approximately $199,200, to the advisor for approximately $120,500 in cash and the advisor’s assumption of approximately $78,700 in limited recourse mortgage notes payable. In connection with the sale of properties to the advisor, the advisor has agreed that if it enters into a definitive agreement within six months after the closing of the asset sale to sell any of the properties acquired from the Company at a price that is higher than the price paid to the Company, the advisor will pay 85% of the excess (net of selling expenses and fees) over to an independent paying agent that will distribute such funds directly to the former shareholders of the Company.
NOTE 2. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
Information about International Geographic Areas
The Company has international investments in France. These investments accounted for income from equity investments of $491 and $439 for the three months ended June 30, 2006 and 2005, respectively, and $936 and $885 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, long-lived assets related to international investments were $14,530 and $12,682, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 6). The Company has revised its consolidated statement of cash flows for the six months ended June 30, 2005 to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.
Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS No.155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The provisions of FAS 155 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company is currently evaluating the impact of adopting FAS 155 on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company not recognize in its consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
NOTE 3. Transactions with Related Parties
In connection with performing services on behalf of the Company and pursuant to the advisory agreement between the Company and the advisor, the advisor receives asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the advisory agreement. The performance fee is subordinated to the performance criterion, a cumulative non-compounded distribution return of 7%. Effective in 2005, the advisory agreement was amended to allow the advisor to elect to receive restricted common stock for any fees due from the Company. In 2005, the advisor elected to receive asset management and performance fees in restricted common stock of the Company rather than cash. For 2006, the advisor has elected to receive asset management fees in cash, while the performance fees due will continue to be paid through the issuance of restricted common stock. The advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred base asset management fees of $931 and $948 for the three months ended June 30, 2006 and 2005, respectively, and $1,869 and $1,900 for the six months ended June 30, 2006 and 2005, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying consolidated financial statements. The Company also incurred personnel cost reimbursements of $349 and $296 for the three months ended June 30, 2006 and 2005, respectively, and $649

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands except share and per share amounts)
and $557 for the six months ended June 30, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. The unpaid portion of the deferred fees bears interest at an annual rate of 7% from the date of purchase until paid. No such fees were incurred for the six months ended June 30, 2006 and 2005. An annual installment of $1,249 in deferred fees was paid to the advisor in January 2006.
The Company owns interests in entities which range from 15% to 50.01% and two jointly-controlled 50% tenancy-in-common interests in properties subject to net leases with remaining interests held by affiliates.
The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses were $98 and $109 during the three months ended June 30, 2006 and 2005, respectively and $181 and $158 during the six months ended June 30, 2006 and 2005, respectively. The Company’s estimated current share of future annual minimum lease payments is $327 through 2016.
NOTE 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	June 30, 2006	December 31, 2005
Cost	$319,770	$329,452
Less: Accumulated depreciation	(53,862)	(51,912)

	$265,908	$277,540

NOTE 5. Equity Investments
The Company owns interests in properties leased to corporations through noncontrolling interests in (i) various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) tenancies-in-common subject to common control. The ownership interests range from 15% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Best Buy Co., Inc., Sicor, Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., McLane Company Foodservice, Inc., The Retail Distribution Group, Inc., Del Monte Corporation, Special Devices, Inc., ShopRite Supermarkets, Inc., True Value Company, Starmark Camhood LLC (“Starmark”), Médica-France, SA and affiliates of Carrefour France, SAS. In June 2006, the Company entered into an agreement to restructure the master lease agreement with Starmark (see below).
Summarized financial information of the Company’s equity investees is as follows:

	As of	As of
	June 30, 2006	December 31, 2005
Assets (primarily real estate)	$850,328	$874,012
Liabilities (primarily mortgage notes payable)	(595,073)	(595,788)

Partners’ and members’ equity	$255,255	$278,224

Company’s share of equity investees’ net assets	$85,534	$88,765

	Six months ended June 30,
	2006	2005
Revenues (primarily rental income and interest income from direct financing leases)	$49,634	$49,279
Expenses (primarily interest on mortgages and depreciation)	(28,171)	(29,032)
Impairment charges	(25,000)	—

Net (loss) income	$(3,537)	$20,247

Company’s share of net income from equity investments	$2,864	$6,130

The Company’s recognition of income from equity investments for the six months ended June 30, 2006 was partially offset by the impairment charge recognized in connection with the restructuring plan described below.
In June 2006, the advisor’s asset operating committee approved a plan to restructure a master lease agreement with Starmark Holdings LLC (“Starmark Holdings”) (formerly the parent of Starmark) covering 15 properties owned by a venture between the Company and certain of its affiliates and leased to Starmark Holdings under a master lease agreement. The Company owns a 15% interest in

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands except share and per share amounts)
this venture and accounts for this investment under the equity method of accounting on its financial statements. The Company’s interest in this investment had a carrying value of $6,480 as of June 30, 2006 and accounted for $(3,205) and $535 of (loss) income from equity investments for the six months ended June 30, 2006 and 2005, respectively. The loss for the current six-month period reflects the recognition of impairment charges totaling $25,000, of which the Company’s pro rata share is $3,750, as described below. Under the terms of the restructuring, the master lease agreement will be terminated and ten properties will be re-leased among three new tenants unaffiliated with Starmark Holdings. In addition, four properties under the master lease agreement will be sold to one of the new tenants, the proceeds of which will be retained by the tenant as a lease inducement relating to six of the properties, and one property will be held for use by the venture.
Upon termination of the master lease agreement, the venture expects to retain security deposits and prepaid rent totaling approximately $7,600 in cash (of which the Company’s pro rata share is approximately $1,100) and a lease termination payment, which is currently estimated to range between $6,500 and $10,500 (of which the Company’s pro rata share is approximately $1,000 to $1,600). The amount and timing of the receipt of the lease termination payment is contingent upon the net proceeds Starmark Holdings expects to receive from the disposition of certain of its assets. The security deposit, prepaid rent and lease termination payment will be recognized as income upon termination of the master lease agreement, which is currently anticipated to occur during 2006.
In connection with this restructuring, the venture defeased/repaid the existing debt of approximately $101,100 (of which the Company’s pro rata share is approximately $15,200) in July 2006 and expects to obtain new limited recourse financing of approximately $105,000 on the properties that will be re-leased (of which the Company’s pro rata share is approximately $15,700). The venture expects to incur prepayment penalties and related debt defeasance costs totaling approximately $10,800 (of which the Company’s pro rata share is approximately $1,600), during the quarter ending September 30, 2006 and currently anticipates obtaining new financing during 2006.
As a result of approving the restructuring plan, the venture incurred charges totaling $25,000 during the quarter ended June 30, 2006 to write off intangible assets of $18,678 on properties leased to Starmark Holdings and an impairment charge of $6,322 to reduce the carrying value of the four properties to be sold to their estimated fair values. The Company’s pro rata share of these charges totals $3,750.
The Company’s pro rata share of the effects of the venture’s transactions will be reflected as part of (loss) income from equity investments in its statements of income in the periods described.
NOTE 6. Discontinued Operations
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
Included in the Company’s operating assets and liabilities in the accompanying consolidated balance sheet as of June 30, 2006 are assets of $87 and liabilities of $480 related to the Company’s assets held for sale.
Discontinued Operations
In May 2006, the Company completed the sale of its property in Sunnyvale, California to a third party for $10,059 net of selling costs and recognized a gain of $1,598.
In February 2006, the Company sold a property in Piscataway, New Jersey, to a third party for $3,606, net of selling costs. In connection with this sale, the Company recognized a loss of $6, excluding impairment charges of $2,095 previously recorded against this property. In connection with the completion of this sale, the Company transferred the outstanding mortgage obligation to one of its other properties and received the release of escrow funds of $3,100 from the lender in April 2006.
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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, impairments and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues (primarily rental revenues and other operating income)	$101	$1,102	$243	$1,763
Expenses (primarily interest on mortgages, depreciation and property expenses)	(63)	(818)	(452)	(1,670)
Gain (loss) on sale of real estate	1,598	—	1,592	308
Impairment charges on assets held for sale	—	—	(400)	(2,845)

Income (loss) from discontinued operations	$1,636	$284	$983	$(2,444)

As part of a settlement with a former tenant of a property in 2003, the Company was provided with a $750 promissory note. Payments were to be made to an escrow account maintained on the Company’s behalf by the secured lender on the property to serve as additional collateral on the loan. Payments received on the promissory note were substantially less than the scheduled amounts and as a result, the Company had fully reserved the balance of the amount due. A previously unrecognized receipt of a final payment of $460 in January 2004 was identified in the quarter ended June 30, 2005 in connection with the Company’s analysis of its escrow activity. Included in income (loss) from discontinued operations for the three and six months ended June 30, 2005 is $502 which consists of the reversal of the previous $460 provision on the final payment and $42 of previously unrecognized accumulated interest. Also included in income from continuing operations for the three and six months ended June 30, 2005 is $165 of previously unrecorded interest income from prior periods on escrow accounts held by secured lenders on other properties, which were also identified in connection with the Company’s analysis of its escrow accounts.
NOTE 7. Mortgage Financing Through Loan Securitization
The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders’ equity. As of June 30, 2006, the fair value of the Company’s subordinated interest was $7,435, reflecting an aggregate unrealized gain of $670 and cumulative net amortization of $473 $(58 for the six months ended June 30, 2006). The fair value of the Company’s subordinated interest in CCMT is determined using a discounted cash flow model with assumptions for market rates and the credit quality of the underlying lessees.
One of the key variables in determining fair value of the subordinated interest in CCMT is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of the subordinated interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	June 30, 2006	change	change
Fair value of the interest in CCMT	$7,435	$7,138	$6,857
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
NOTE 8. Disclosures About Fair Value of Financial Instruments
The Company evaluates the fair value of its financial instruments, including available-for-sale securities, to determine whether any investment has experienced an other-than-temporary decline. If it is determined that an investment has experienced an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. In March 2005, the Company incurred a non-cash charge of $575 to reflect an other-than-temporary decline in the market value of one of its publicly traded

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands except share and per share amounts)
investments based on a decline in the trading activity of this investment. No such impairment charges were incurred during the six months ended June 30, 2006.
NOTE 9. Commitments and Contingencies
As of June 30, 2006, the Company was not involved in any material litigation.
As previously reported, the advisor and Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of the advisor, are currently subject to an investigation by the SEC into payments made to third party broker-dealers and other matters.
In response to the subpoenas and requests of the Division of Enforcement of the SEC (“Enforcement Staff”), the advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the advisor (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), the Company, CPA®:14 and Corporate Property Associates 15 Incorporated (“CPA®:15”)), in addition to selling commissions and selected dealer fees.
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

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of June 30, 2006, our portfolio consisted of 118 properties leased to 42 tenants and totaling approximately 8.7 million square feet. We were formed in 1993 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Current developments include:
PROPOSED MERGER — On June 29, 2006, our board of directors and the board of directors of Corporate Property Associates 14 Incorporated (“CPA®:14”) announced that they each unanimously approved a definitive agreement under which CPA®:14 will acquire our business, subject to the approval of our shareholders and those of CPA®:14. A joint proxy/registration statement was filed with the United States Securities and Exchange Commission (“SEC”) on July 25, 2006 relating to the merger. CPA®:14 and us are currently awaiting comments from the SEC. The closing of the merger is also subject to customary closing conditions. We currently expect that the closing will occur late in the fourth quarter of 2006 at the earliest, although there can be no assurance of such timing. As described in the joint proxy/registration statement, our shareholders have the option of receiving shares in CPA®:14 at a ratio of 0.8692 per share of our common stock or cash proceeds of $10.30 per share. In addition, if the proposed merger is approved, we will distribute $3.00 in cash per share to our shareholders out of the net proceeds of the sale of certain properties to the advisor (described below). The sales price of properties and value per share are based on a third party valuation as of December 31, 2005 and subsequently adjusted to reflect the Starmark Holdings restructuring (described below). In connection with the proposed merger, we will also pay disposition and termination fees to the advisor totaling approximately $48,845.
Prior to the proposed merger and contingent upon its approval, we will also sell certain of our properties or interests in properties, valued at approximately $199,200, to the advisor for approximately $120,500 in cash and the advisor’s assumption of approximately $78,700 in limited recourse mortgage notes payable. In connection with the sale of properties to the advisor, the advisor has agreed that if it enters into a definitive agreement within six months after the closing of the asset sale to sell any of the properties acquired from us at a price that is higher than the price paid to us, the advisor will pay 85% of the excess (net of selling expenses and fees) over to an independent paying agent that will distribute such funds directly to our former stockholders.
DISPOSITION ACTIVITY — In May 2006, we completed the sale of our property in Sunnyvale, California to a third party for $10,059, net of selling costs and recognized a gain of $1,598.
TENANT ACTIVITY — In June 2006, the advisor’s asset operating committee approved a plan to restructure a master lease agreement with Starmark Holdings LLC (“Starmark Holdings”) (formerly the parent of Starmark) covering 15 properties owned by a venture between us and certain of our affiliates and leased to Starmark Holdings under a master lease agreement. We own a 15% interest in this venture and account for this investment under the equity method of accounting on our financial statements. Our interest in this investment had a carrying value of $6,480 as of June 30, 2006 and accounted for $(3,205) and $535 of (loss) income from equity investments for the six months ended June 30, 2006 and 2005, respectively. The loss for the current six-month period reflects the recognition of impairment charges totaling $25,000, of which our pro rata share is $3,750, as described below. Under the terms of the restructuring, the master lease agreement will be terminated and ten properties will be re-leased among three new tenants unaffiliated with Starmark Holdings. In addition, four properties under the master lease agreement will be sold to one of the new tenants, the proceeds of which will be retained by the tenant as a lease inducement relating to six of the properties, and one property will be held for use by the venture.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
Upon termination of the master lease agreement, the venture expects to retain security deposits and prepaid rent totaling approximately $7,600 in cash (of which our pro rata share is approximately $1,100) and a lease termination payment, which is currently estimated to range between $6,500 and $10,500 (of which our pro rata share is approximately $1,000 to $1,600). The amount and timing of the receipt of the lease termination payment is contingent upon the net proceeds Starmark Holdings expects to receive from the disposition of certain of its assets. The security deposit, prepaid rent and lease termination payment will be recognized as income upon termination of the master lease agreement, which is currently anticipated to occur during 2006.
In connection with this restructuring, the venture defeased/repaid the existing debt of approximately $101,100 (of which our pro rata share is approximately $15,200) in July 2006 and expects to obtain new limited recourse financing of approximately $105,000 on the properties that will be re-leased (of which our pro rata share is approximately $15,700). The venture expects to incur prepayment penalties and related debt defeasance costs totaling approximately $10,800 (of which our pro rata share is approximately $1,600), during the quarter ending September 30, 2006 and currently anticipates obtaining new financing during 2006.
As a result of approving the restructuring plan, the venture incurred charges totaling $25,000 during the quarter ending June 30, 2006 to write off intangible assets of $18,678 on properties leased to Starmark Holdings and an impairment charge of $6,322 to reduce the carrying value of the four properties to be sold to their estimated fair values. Our pro rata share of these charges totaled $3,750.
Our pro rata share of the effects of the venture’s transactions will be reflected as part of (loss) income from equity investments in our statements of income in the periods described.
QUARTERLY DISTRIBUTION — In June 2006, our board of directors approved the 2006 second quarter distribution of $.2067 per share payable in July 2006 to shareholders of record as of June 30, 2006.
Current trends include:
We believe that low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple net leased real estate. The value of such investments has risen significantly in recent years. We believe that the proposed merger and related asset sale will, if approved, offer shareholders an opportunity to realize the full appreciation of our portfolio within the time period originally envisioned for providing shareholders with liquidity, namely eight to twelve years after the net proceeds of out initial public offering were substantially invested.
If the merger and related asset sale are for any reason not consummated, we will continue to manage our existing portfolio while assessing strategic alternatives.
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
For the six months ended June 30, 2006, cash flow generated from operations and equity investments were sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.
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
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the six months ended June 30, 2006 and 2005 is as follows:

	Six months ended June 30,
	2006	2005
Rental income	$19,461	$19,293
Interest income from direct financing leases	896	865

	$20,357	$20,158

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended June 30,
	2006	2005
Applied Materials, Inc. (a)	$4,960	$4,965
Dick’s Sporting Goods, Inc.	1,367	1,367
Perry Graphic Communications, Inc. and Judd’s Incorporated	1,096	1,096
Westell Technologies, Inc.	992	992
Telos Corporation	896	865
Career Education Corporation	847	847
PPD Development, Inc.	807	807
24 Hour Fitness	804	791
Silgan Containers Corporation	777	777
The Bon-Ton Stores, Inc.	741	722
Learning Care Group, Inc.	687	640
Jen-Coat, Inc.	645	645
Pacific Logistics, L.P.	553	533
Orbseal LLC	541	541
Remec, Inc. (formerly Spectrian Corporation)	519	484
Celadon Group, Inc.	488	474
Sunland Distribution, Inc.	481	479
Nutramax Products, Inc.	476	457
Randall International, Inc.	468	468
Garden Ridge Corporation	441	478
Rave Reviews Cinemas, LLC	426	426
Other	1,345	1,304

	$20,357	$20,158

(a)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $1,637 and $1,639 for the six months ended June 30, 2006 and 2005, respectively.
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 15% to 50%. Our share of net lease revenues in the following lease obligations were as follows:

	Six months ended June 30,
	2006	2005
Carrefour France, SAS (a)	$2,162	$2,237
Advanced Micro Devices, Inc.	1,742	1,742
Starmark Camhood, LLC (b)	1,324	1,361
True Value Company	1,082	1,085
Special Devices, Inc.	1,076	1,019
Médica-France, SA (a)	924	925
Best Buy Co., Inc.	920	853
Sicor, Inc.	836	836

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)

	Six months ended June 30,
	2006	2005
The Upper Deck Company	762	726
Compucom Systems, Inc.	758	731
Del Monte Corporation	739	735
McLane Company Foodservice, Inc.	732	719
Textron, Inc.	676	657
ShopRite Supermarkets, Inc.	554	552
The Retail Distribution Group, Inc.	162	168

	$14,449	$14,346

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	In January 2006, the advisor entered into a co-operation agreement with Starmark — see Current Developments section above.
RESULTS OF OPERATIONS
Lease Revenues
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, lease revenues (rental income and interest income from direct financing leases) increased by $112 and $199, respectively, primarily due to scheduled rent increases at several properties.
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
General and Administrative Expenses
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, general and administrative expenses increased by $619 and $669, respectively, primarily due to legal and other merger related expenses incurred during the second quarter of 2006 in connection with the proposed merger with CPA®:14 totaling $545.
Impairment Charge
Other than the impairment charge recognized within an equity investment as described in Income from Equity Investments below, we did not incur any impairment charges on assets held for use during the six months ended June 30, 2006. Impairment charges for the six months ended June 30, 2005 were comprised of a charge of $575 to reflect an other-than-temporary decline in the market value of one of our publicly traded investments.
Income from Equity Investments
Income from equity investments represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended June 30, 2006, we recognized a loss from equity investments of $362 which represents a decrease of $3,491 from income earned of $3,129 for the three months ended June 30, 2005. This loss is primarily due to the recognition of our pro rata share of impairment charges totaling $3,750 recorded against the Starmark properties, which are discussed above in Current Developments and Trends.
For the six months ended June 30, 2006 and 2005, income from equity investments decreased $3,266, primarily due to the recognition of our pro rata share of the impairment charges totaling $3,750 recorded against the Starmark properties. This decrease was partially offset by rent increases at several properties and a reduction in interest expense as a result of making scheduled principal mortgage payments.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
Gain (Loss) on Foreign Currency Transactions and Warrants, Net
For the three months ended June 30, 2006, we recognized a gain on foreign currency transactions and warrants, net, of $649 as compared with a loss of $513 for the comparable period in 2005. During the current period, we recognized a net gain of $389 on foreign currency transactions, as compared with a loss of $737 in the comparable prior period, primarily due to the relative weakening of the U.S. dollar as compared with its strengthening during the comparable period in 2005. We also benefited from the recognition of an unrealized gain on warrants of $260 as a result of the increase in valuation of certain common stock warrants.
For the six months ended June 30, 2006, we recognized a gain on foreign currency transactions and warrants, net, of $705 as compared with a loss of $1,293 for the comparable period in 2005. During the current period, we recognized a net gain of $565 on foreign currency transactions, as compared with a loss of $1,359 in the comparable prior period, primarily due to the relative weakening of the U.S. dollar as compared with its strengthening during the comparable period in 2005. We also benefited from the recognition of an unrealized net gain on warrants of $140 as a result of the increase in valuation of certain common stock warrants.
Interest Expense
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, interest expense decreased $238 and $606, respectively, primarily due to the repayment of several mortgages during 2005 and 2006 and making scheduled mortgage principal payments.
Loss from Discontinued Operations
For the three months ended June 30, 2006, we recognized income from discontinued operations of $1,636 primarily due to the recognition of a $1,598 gain on the sale of our property in Sunnyvale, California. For the three months ended June 30, 2005, we incurred income from discontinued operations of $284 which reflects income from operations of properties held for sale during that period.
For the six months ended June 30, 2006, we recognized income from discontinued operations of $983 primarily due to the recognition of the $1,598 gain on the sale of the Sunnyvale, California property, which was partially offset by a $400 impairment charge on a property incurred during the first quarter of 2006. For the six months ended June 30, 2005, we incurred a loss from discontinued operations of $2,444 primarily due to an impairment charge of $2,845, which was partially offset by the recognition of net gains on the sale of two properties totaling $308.
Net Income
For the three months ended June 30, 2006 and 2005, net income decreased $1,189 primarily due to the recognition of an impairment charge totaling $3,750 related to the Starmark Holdings restructuring which was partially offset by a $1,598 gain on the sale of real estate and an increase of $1,162 in gain (loss) on foreign currency transactions and warrants, net. These variances are described above.
For the six months ended June 30, 2006 and 2005, net income increased by $2,884 primarily as a result of decreases in impairment charges and interest expense of $3,020 and $606, respectively, and an increase of $1,998 in gain (loss) on foreign currency transactions and warrants, net. These increases were partially offset by a decrease in income from equity investments as a result of the recognition of an impairment charge totaling $3,750 related to the Starmark Holdings restructuring. These variances are described above.
FINANCIAL CONDITION
Uses of Cash During the Period
There has been no material change in our financial condition since December 31, 2005. Cash and cash equivalents totaled $27,208 as of June 30, 2006, an increase of $13,514 from the December 31, 2005 balance. We believe that we have sufficient cash balances to

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
meet our existing working capital needs and expect to continue to generate sufficient cash from operations to maintain the current distribution rate. Our use of cash during the period is described below.
OPERATING ACTIVITIES — One of our objectives is to use the cash flow from net leases (including cash flow from our equity investments) to meet operating expenses, service debt and fund distributions to shareholders. During the six months ended June 30, 2006, cash flow from operations and equity investments of $22,594 was sufficient to pay distributions to shareholders of $12,823, meet scheduled mortgage principal installments of $2,658 and distribute $809 to the minority interest partner. In April 2006, we received escrow funds of $3,100 released by the lender following the completion of the sale of our Piscataway, New Jersey property. There is no assurance that cash flow from operating activities will be sufficient to meet our operating and distribution objectives for an extended period and, therefore, management will continue to assess whether the current distribution rate can be maintained. During 2006, the advisor elected to receive base asset management fees in cash while performance fees will continue to be paid through the issuance of restricted common stock. As a result of this election, we paid fees of $1,869 during the first six months of 2006 in cash rather than through the issuance of common stock, as was the case in 2005. We expect that this election will have a negative impact on cash flows for the remainder of 2006, as the advisor makes an annual election regarding how it collects fees.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property related costs. Proceeds from the sales of our properties in Piscataway, New Jersey and Sunnyvale, California in March 2006 and May 2006, respectively, totaled $13,665. The annual installment of deferred acquisition fees, which was paid in January 2006, was $1,249.
FINANCING ACTIVITIES — In addition to making scheduled mortgage principal payments, paying distributions to shareholders and the minority partner, we repaid a mortgage obligation of $5,238 during the six months ended June 30, 2006. We also used $1,173 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations, and obtained $1,273 as a result of issuing shares through our Dividend Reinvestment and Share Purchase Plan.
Cash Resources
As of June 30, 2006, we had $27,208 in cash and cash equivalents that can be used for working capital needs and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $46,686 as of June 30, 2006.
We expect cash flows from operating activities to be affected by several factors in 2006 including:
—	The advisor’s election in 2006 to receive base asset management fees in cash, which we anticipate will result in fees of approximately $3,700 being paid in cash rather than restricted common stock.

—	The elimination of annual carrying costs on three underperforming properties that were sold in 2005 and 2006. We expect annual carrying cost savings of approximately $1,300 as a result of these transactions. In addition, in connection with a sale of property in February 2006, we received the release of escrow funds of $3,100 from the lender in April 2006.

—	A reduction in interest expense from the prepayment of outstanding mortgage obligations in 2005 and 2006. We anticipate annual savings of approximately $1,387 as a result of these prepayments.

—	Scheduled rent increases on several properties during 2006 should result in additional cash from operations.

—	The merger and related sales of assets, if approved and completed during 2006.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments, paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. Our next scheduled mortgage balloon payment is in November 2007 for $4,501. In addition, if the proposed merger is approved by our shareholders and those of CPA®:14, we would receive approximately $120,500 from the advisor related to its purchase of certain of our properties or interests in properties from us. These proceeds along with existing cash resources would be used to distribute approximately $93,500 (based on

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
the number of shares outstanding at June 30, 2006) in connection with the special cash distribution of $3.00 per share and $48,845 to the advisor for disposition and termination fees in connection with our liquidation.
In the event the merger is not completed, our ability to sustain our distribution on a long-term basis will be affected by several factors including our ability to address the potential adverse impact of properties which may underperform in the future and the annual decision of the advisor whether to receive payment for fees in restricted common stock or cash in the future. As discussed above, the advisor elected to receive the base management fee in cash in 2006, which we expect will have an adverse impact on cash flow from operating activities.
Summary of Financing
The table below summarizes our mortgage notes payable as of June 30, 2006 and 2005, respectively.

	June 30,
	2006	2005
Balance:
Fixed rate	$142,185	$169,428
Variable rate	—	—

Total	$142,185	$169,428

Weighted average interest rate at end of period:
Fixed rate	7.39%	7.46%
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of June 30, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Mortgage notes payable — Principal	$142,185	$5,540	$32,484	$55,298	$48,863
Mortgage notes payable — Interest	44,223	10,490	18,337	12,108	3,288
Deferred acquisition fees due to affiliates — Principal	2,734	855	1,069	676	134
Deferred acquisition fees due to affiliates — Interest	510	191	221	86	12
Subordinated disposition fees (1)	2,349	2,349	—	—	—
Operating leases (2)	3,320	193	639	652	1,836

	$195,321	$19,618	$52,750	$68,820	$54,133

(1)	Payable to the advisor, subject to meeting contingencies, in connection with a liquidity event. The board of directors passed a resolution in June 2006, unanimously approving a merger with and into CPA®:14.

(2)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

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
We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2006, our interests in CCMT had a fair value of $7,435. We also own marketable equity securities of Proterion Corporation and Sentry Technology Corporation, which based on their quoted per share prices had a fair value of $90 as of June 30, 2006.
All of our long-term debt is limited recourse, bears interest at fixed rates and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates. The annual interest rates on our fixed rate debt as of June 30, 2006 ranged from 5.15% to 8.75%.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed rate debt	$2,714	$10,142	$22,475	$20,290	$14,942	$71,622	$142,185	$139,908
Weighted average interest rate	5.94%	7.20%	6.67%	8.36%	7.40%	7.38%
A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at June 30, 2006 by approximately $4,710.
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
Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of June 30, 2006. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and regulations.
There have been no changes during the second quarter of 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
PART II
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	For the quarter ended June 30, 2006, 70,500 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at $13.30 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities — There were no issuer purchases of equity securities during the three months ended June 30, 2006.
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
An annual shareholders’ meeting was held on June 8, 2006, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name of Director	Total Shares Voting	Shares Voting For	Shares Withheld
William P. Carey	14,924,544	14,899,841	24,703
Gordon F. DuGan	14,924,544	14,917,495	7,049
Elizabeth P. Munson	14,924,544	14,914,130	10,414
James D. Price	14,924,544	14,910,330	14,214
ITEM 6. — EXHIBITS
10.1	Agreement and Plan of Merger, by and among, CPA®:12, CPA®:14, CPA 14 Acquisition Inc., CPI Holdings Incorporated (now CPA: 14 Holdings Inc.) and CPA 12 Merger Sub Inc. (Incorporated by reference to Form 8-K/A dated July 6, 2006).

10.2	Agreement for Sale and Purchase, by and among, CPA®:12, the entities listed on Schedule I therein, Carey Asset Management Corp. and W. P. Carey & Co. LLC (Incorporated by reference to Form 8-K/A dated July 6, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 12
INCORPORATED

8/14/2006 Date	By:	/s/ Mark J. DeCesaris Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

8/14/2006 Date	By:	/s/ Claude Fernandez Claude Fernandez
Managing Director and Chief Accounting Officer
(Principal Accounting Officer)