Form 10-Q
period 2006-09-30
CORPORATE PROPERTY ASSOCIATES 12 INC
filed 2006-11-14
CIK 912046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Registrant has 31,239,213 shares of common stock, $.001 par value outstanding at November 7, 2006.

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

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
		(NOTE)
ASSETS
Real estate, net	$189,528	$277,540
Net investment in direct financing leases	12,153	12,153
Equity investments in real estate	100,786	88,765
Assets held for sale in real estate	78,454	7,720
Cash and cash equivalents	9,238	13,694
Marketable securities	7,578	7,810
Other assets, net	16,435	19,546

Total assets	$414,172	$427,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$109,612	$142,472
Limited recourse mortgage notes payable on assets held for sale	31,234	7,609
Accrued interest	741	811
Accounts payable, accrued expenses and other liabilities	2,335	1,974
Due to affiliates	3,930	3,676
Deferred acquisition fees payable to affiliate	2,734	3,983
Prepaid and deferred rental income and security deposits	5,125	5,017
Distributions payable	6,443	6,405

Total liabilities	162,154	171,947

Minority interest in consolidated entities	8,735	8,415

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 40,000,000 shares authorized; 33,010,626 and 32,614,354 shares issued and outstanding, respectively	33	33
Additional paid-in capital	303,639	298,603
Distributions in excess of accumulated earnings	(42,628)	(35,933)
Accumulated other comprehensive income	1,748	996

	262,792	263,699
Less, treasury stock at cost, 1,840,759 and 1,628,932 shares, respectively	(19,509)	(16,833)

Total shareholders’ equity	243,283	246,866

Total liabilities and shareholders’ equity	$414,172	$427,228

NOTE: The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$6,762	$6,622	$20,170	$19,879
Interest income from direct financing leases	449	448	1,345	1,313
Other operating income	28	53	111	357

	7,239	7,123	21,626	21,549

OPERATING EXPENSES:
Depreciation and amortization of intangibles	(1,184)	(1,210)	(3,556)	(3,657)
Property expenses	(2,141)	(2,123)	(6,369)	(6,409)
General and administrative	(2,204)	(766)	(4,405)	(2,286)
Impairment charge	—	—	—	(575)

	(5,529)	(4,099)	(14,330)	(12,927)

OTHER INCOME AND EXPENSES:
Income from equity investments in real estate	1,833	3,066	4,697	9,196
Other interest income	390	334	1,181	863
Gain (loss) on foreign currency transactions and warrants, net	140	(139)	845	(1,432)
Interest expense	(2,192)	(2,256)	(6,557)	(6,832)

	171	1,005	166	1,795

Income from continuing operations	1,881	4,029	7,462	10,417

DISCONTINUED OPERATIONS:
Income from operations of discontinued properties	1,838	1,353	5,359	4,754
Gain on sale of real estate, net	—	—	1,592	308
Impairment charges on assets held for sale	—	(800)	(400)	(3,645)
Minority interest in income	(342)	(459)	(1,405)	(1,364)

Income from discontinued operations	1,496	94	5,146	53

NET INCOME	$3,377	$4,123	$12,608	$10,470

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.06	$0.13	$0.24	$0.34
Income from discontinued operations	0.05	—	0.17	—

Net income	$0.11	$0.13	$0.41	$0.34

DISTRIBUTIONS DECLARED PER SHARE	$0.2067	$0.2067	$0.6201	$0.6201

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	31,175,153	30,891,306	31,125,132	30,803,392

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$3,377	$4,123	$12,608	$10,470
Other comprehensive income:
Recognition of impairment charge on marketable securities	—	—	—	564
Change in unrealized gain (loss) on marketable securities	68	(172)	(147)	(402)
Foreign currency translation adjustment	140	(19)	899	(1,369)

	208	(191)	752	(1,207)

Comprehensive income	$3,585	$3,932	$13,360	$9,263

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,608	$10,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,620	6,152
Straight-line rent adjustments	(386)	(775)
Minority interest in income	1,405	1,364
(Gain) loss on foreign currency transactions and warrants, net	(845)	1,432
Gain on sale of real estate, net	(1,592)	(308)
Loss from equity investments in real estate in excess of distributions received	3,362	925
Issuance of shares to affiliate in satisfaction of fees due	3,129	5,361
Impairment charges	400	4,220
Lease termination proceeds released by (assigned to) lender	3,100	(523)
Change in operating assets and liabilities, net	563	255

Net cash provided by operating activities	27,364	28,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received in excess of equity income in real estate	2,835	666
Capital contributions to equity investments in real estate	(16,640)	—
Capital expenditures	—	(52)
Proceeds from sale of real estate assets	13,665	2,835
Proceeds from sale of warrants	—	338
Payment of deferred acquisition fees to an affiliate	(1,249)	(1,420)

Net cash (used in) provided by investing activities	(1,389)	2,367

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(19,265)	(19,048)
Distributions to minority interest partner	(1,085)	(1,220)
Prepayment of mortgage principal	(5,238)	(4,158)
Scheduled payments of mortgage principal	(3,997)	(4,749)
Payment of financing costs	(77)	—
Proceeds from issuance of shares, net of costs	1,907	1,851
Purchase of treasury stock	(2,676)	(3,407)

Net cash used in financing activities	(30,431)	(30,731)

Net (decrease) increase in cash and cash equivalents	(4,456)	209
Cash and cash equivalents, beginning of period	13,694	8,044

Cash and cash equivalents, end of period	$9,238	$8,253

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

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
NOTE 1. Business
Corporate Property Associates 12 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of September 30, 2006, the Company’s portfolio consisted of 114 properties leased to 44 tenants and totaling approximately 8.7 million square feet. The Company was formed in 1993 and is managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, the Company is not subject to U.S. federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.
Proposed Merger
On June 29, 2006, the boards of directors of the Company and Corporate Property Associates 14 Incorporated (“CPA®:14”) announced that they each unanimously approved a merger transaction under which CPA®:14 will acquire the Company’s business, subject to the approval of the shareholders of the Company and CPA®:14. In connection with the merger, a registration statement on Form S-4 and a related joint proxy statement/prospectus was filed with the Securities and Exchange Commission (“SEC”) which was declared effective by the SEC in October 2006. Special shareholder meetings for both the Company and CPA®:14 have been scheduled for November 30, 2006 to obtain shareholder approval for the merger and asset sale (described below). The closing of the merger is also subject to customary closing conditions. If the merger is approved, the Company currently expects that the closing will occur in the fourth quarter of 2006, although there can be no assurance of such approval or of such timing.
If the merger and asset sale are approved, then immediately prior to the merger, each shareholder of the Company will receive a special cash distribution of at least $3.19 per share out of the proceeds of the sales of properties to the advisor and to third parties. In the merger, the Company’s shareholders generally have the right to elect to receive either $10.30 per share in cash or 0.8692 CPA®:14 shares for each share of the Company. The value of properties being sold and the exchange ratio are based in large part on a third party valuation of the properties belonging to the Company and CPA®:14 as of December 31, 2005 and were subsequently adjusted to reflect the Starmark Holdings restructuring (see Note 5) but do not take into account any additional changes in value that may have occurred subsequent to December 31, 2005 or may occur prior to the completion of this transaction. If the merger is consummated, the Company will pay the advisor a fee of $25,379 in connection with the termination of the advisory agreements with the advisor and subordinated disposition fees of $24,418. During the three and nine months ended September 30, 2006, legal and other merger related fees totaling $1,415 and $1,960, respectively, have been expensed by the Company. Such costs are included in general and administrative expense in the accompanying consolidated financial statements.
In connection with the merger, the advisor initially agreed to purchase certain properties from the Company, at a price equal to the appraised value of these properties as of December 31, 2005. These properties all have remaining lease terms of eight years or less, which is shorter than the average lease term of CPA®:14’s portfolio of properties, and CPA®:14 consequently required that these assets be sold by the Company. The sale is subject to approval by the Company’s shareholders and contingent upon the approval of the merger by shareholders of both the Company and CPA®:14. The original purchase price of $199,242 was to be reduced by specified amounts per property for third party sales that occurred prior to the merger. As a result of the properties sold to date, at the closing of the merger the Company expects to sell the remaining properties or interests in properties valued at approximately $130,506 to the advisor for approximately $74,780 in cash and the advisor’s assumption of approximately $55,726 in limited-recourse property-level debt. The advisor has entered into a contract to sell an additional property for approximately $4,125, which is below the property’s appraised value of $4,500. If this sale is completed prior to the merger, the advisor will make a payment to the Company for the difference between the appraised value and the sales price, net of fees and expenses.
In connection with the asset sale of properties or interests in properties to the advisor, the advisor also agreed that if any of the properties originally identified for inclusion in the asset sale are sold to third parties prior to the closing of the merger or within six months thereafter, the Company’s shareholders will receive the benefit of any excess, net of fees and expenses, over the agreed-upon sale price of that property. As a result of a sale in October 2006 to a third party of a property jointly owned by the Company and CPA®:14, shareholders of the Company will receive, in addition to the originally planned special cash distribution of $3.00 per share

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands, except share and per share amounts)
at the closing of the merger, an additional distribution of $0.16 per share, and as a result of the sale of another property owned by the Company in October 2006 to a third party, shareholders of the Company will receive a further distribution of $0.03 per share at the closing of the merger, with the result that the special cash distribution will total $3.19 per share. This amount is subject to increase if additional properties are sold in excess of the contract price.
Pursuant to the merger agreement, if shareholders of the Company holding more than 60% of the outstanding shares elect to receive cash in the merger, the Company and CPA®:14 have agreed to use an alternate merger to complete this transaction. The alternate merger is intended to result in a transaction that will be non-taxable to those shareholders of the Company who choose common stock regardless of the extent to which other shareholders of the Company elect to receive cash. In this alternate merger, both the Company and CPA®:14 will merge with separate subsidiaries of CPA:14 Holdings, Inc., a newly created holding company. Use of the alternate merger will not impact the Company’s asset sale to the advisor or the payment of the special cash distribution to the Company’s shareholders.
NOTE 2. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as amended by an 8-K filed on July 25, 2006, which restated results for the reclassification of a certain property to discontinued operations.
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
Information about International Geographic Areas
The Company has international investments in France. These investments accounted for income from equity investments in real estate of $505 and $428 for the three months ended September 30, 2006 and 2005, respectively, and $1,441 and $1,313 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, long-lived assets related to international investments were $15,078 and $12,682, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 6). The Company has revised its consolidated statement of cash flows for the nine months ended September 30, 2005 to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.
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
(in thousands, except share and per share amounts)
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
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the iron-curtain method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company does not believe that the adoption of SAB 108 will have a material impact on the company's financial position or results of operations.
NOTE 3. Transactions with Related Parties
In connection with performing services on behalf of the Company and pursuant to the advisory agreement between the Company and the advisor, the advisor receives asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the advisory agreement. The performance fee is subordinated to the performance criterion, a cumulative non-compounded distribution return of 7% per annum. Effective in 2005, the advisory agreement was amended to allow the advisor to elect to receive restricted common stock for any fees due from the Company. In 2005, the advisor elected to receive asset management and performance fees in restricted common stock of the Company rather than cash. For 2006, the advisor has elected to receive asset management fees in cash, while the performance fees due will continue to be paid through the issuance of restricted common stock. The advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred base asset management fees of $923 and $948 for the three months ended September 30, 2006 and 2005, respectively, and $2,792 and $2,848 for the nine months ended September 30, 2006 and 2005, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying consolidated financial statements. The Company also incurred personnel cost reimbursements of $307 and $308 for the three months ended September 30, 2006 and 2005, respectively, and $956 and $865 for the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. The unpaid portion of the deferred fees bears interest at an annual rate of 7% from the date of purchase until paid. No such fees were incurred for the nine months ended September 30, 2006 and

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands, except share and per share amounts)
2005. An annual installment of $1,249 in deferred fees was paid to the advisor in January 2006. Fees are also payable to the advisor for services provided to the Company in connection with the disposition of investments. Such fees are subordinated to the performance criterion and are deferred and payable in connection with our proposed liquidity event. Such fees totaled $2,349 as of September 30, 2006.
The Company owns interests in entities which range from 15% to 50.01% and two jointly-controlled 50% tenancy-in-common interests in properties subject to net leases with remaining interests held by affiliates.
The Company is a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, the Company’s share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses were $81 and $92 during the three months ended September 30, 2006 and 2005, respectively and $262 and $250 during the nine months ended September 30, 2006 and 2005, respectively. The Company’s estimated current share of future annual minimum lease payments is $235 through 2016.
NOTE 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	September 30, 2006	December 31, 2005
Cost	$226,135	$329,452
Less: Accumulated depreciation	(36,607)	(51,912)

	$189,528	$277,540

NOTE 5. Equity Investments in Real Estate
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

	September 30, 2006	December 31, 2005
Assets (primarily real estate)	$816,311	$874,012
Liabilities (primarily mortgage notes payable)	(463,517)	(595,788)

Partners’ and members’ equity	$352,794	$278,224

Company’s share of equity investees’ net assets	$100,786	$88,765

	Nine months ended September 30,
	2006	2005
Revenue (primarily rental income and interest income from direct financing leases)	$73,855	$74,821
Expenses (primarily interest on mortgages, including prepayment penalties and defeasance costs, and depreciation)	(53,486)	(44,425)
Impairment charges	(24,978)	—

Net (loss) income	$(4,609)	$30,396

Company’s share of net income from equity investments in real estate	$4,697	$9,196

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands, except share and per share amounts)
The Company’s recognition of income from equity investments in real estate for the nine months ended September 30, 2006 was partially offset by the impairment charge and prepayment penalties and related debt defeasance costs recognized in connection with the restructuring plan described below.
In June 2006, the advisor’s asset operating committee approved a plan to restructure a master lease agreement with Starmark Holdings LLC (“Starmark Holdings”) (formerly the parent of Starmark) covering 15 properties owned by a venture between the Company and certain of its affiliates and leased to Starmark Holdings under a master lease agreement. The Company owns a 15% interest in the venture and accounts for this investment under the equity method of accounting on its financial statements. The Company’s interest in this investment had a carrying value of $20,988 as of September 30, 2006 and accounted for ($4,388) and $789 of (loss) income from equity investments in real estate for the nine months ended September 30, 2006 and 2005, respectively. The loss for the current nine-month period reflects the recognition of impairment charges and prepayment penalties and debt defeasance costs as described below.
Pursuant to the terms of the restructuring, the master lease agreement was amended to remove certain properties as a result of transactions completed during the three months ended September 30, 2006. During this period, six properties under the master lease agreement were re-leased to Life Time Fitness, Inc. (“Life Time”), a new tenant unaffiliated with Starmark Holdings, and Life Time entered into a commitment to provide $20,000 of improvements to these six properties. In connection with the restructuring, four properties formerly leased to Starmark Holdings were transferred to Life Time in exchange for the Life Time’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. Such commitment is secured by letters of credit totaling $10,000. The venture has transferred title to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture recognized impairment charges totaling $6,300 during the nine months ended September 30, 2006 to reduce the carrying value of the four transferred properties to their estimated fair values. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to the tenant of $2,322 and through the release of security deposits and prepaid rent from Starmark Holdings totaling $7,678 (of which the Company’s pro rata share is $348 and $1,152, respectively). The $20,000 of improvements (of which the Company’s pro rata share is $3,000) are for the benefit of the venture and will be retained by the venture upon expiration of the lease. Cash amounts totaling $7,678 were released to the venture during the three months ended September 30, 2006; however, pursuant to the terms of an agreement between the venture and Starmark Holdings, Starmark Holdings retains certain rights to draw upon these amounts in order to fund their operations, and as a result, these amounts have been recorded as a liability until the contingency is released.
During the three months ended September 30, 2006, an additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark Holdings, on terms similar to the original lease with Starmark Holdings. Four remaining properties are currently leased to Starmark Holdings. The venture is continuing to evaluate various alternatives for these four remaining properties. During the current three month period, the venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072, of which the Company’s pro rata share is $15,129 and $1,511, respectively. The venture expects to obtain new limited recourse financing of at least $80,000 on the properties it has retained (of which the Company’s pro rata share is approximately $12,000).
The venture recognized impairment charges totaling $24,978 during the nine months ended September 30, 2006 including a charge of $18,678 to write off intangible assets on properties leased to Starmark and an impairment charge of $6,300 to reduce the carrying value of the four transferred properties to their estimated fair values. The Company’s pro rata share of these impairment charges totaled $3,747.
The Company’s pro rata share of the effects of the venture’s transactions will be reflected as part of (loss) income from equity investments in real estate in its statements of income in the periods described.
NOTE 6. Discontinued Operations
Assets Held for Sale
In September 2006, the Company entered into a contract to sell four properties in California to a third party for approximately $98,700, inclusive of the minority interest’s share of approximately $28,750. An affiliate holds a 49.99% interest in one of the four properties. The Company completed the sale of this property in October 2006 and expects to recognize a gain of approximately $33,700, inclusive of minority interest of approximately $7,300. In connection with the sale, the Company repaid the outstanding

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands, except share and per share amounts)
mortgage obligation of approximately $28,600 in October 2006 and expects to incur a charge on the early extinguishment of debt of approximately $2,500, inclusive of minority interest of approximately $9,800 and $890, respectively.
In August 2006, the Company entered into a contract to sell a property in Mechanicsburg, Pennsylvania to a third party for $7,000. The Company completed this sale in October 2006 and expects to recognize a gain of approximately $2,400 in the fourth quarter of 2006.
In August 2006, the Company entered into a contract to sell properties in Austin, Texas to a third party for $18,000. In October 2006, the buyer exercised its right to terminate the contract. The Company is continuing to market the properties for sale.
In August 2006, the Company entered into a contract to sell its property in Milford, Massachusetts to a third party for $4,125. The Company expects to complete this sale in the fourth quarter of 2006. The Company had previously recognized impairment charges totaling $800 to reduce the property’s carrying value to its estimated fair value, including $400 recognized during the nine months ended September 30, 2006. In connection with the proposed sale, in October 2006, the Company repaid the outstanding mortgage obligation of approximately $2,300.
The Company’s accompanying consolidated balance sheet as of September 30, 2006 includes operating assets of $1,042, operating liabilities of $1,285 and minority interest payable of $8,735 related to the Company’s assets held for sale. All of the assets held for sale as of September 30, 2006 represent properties that were identified as part of the asset sale to the advisor (see Note 1).
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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, impairments and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues (primarily rental revenues and other operating income)	$3,268	$3,635	$9,565	$11,435
Expenses (primarily interest on mortgages, depreciation and property expenses)	(1,430)	(2,282)	(4,206)	(6,681)
Gain on sale of real estate, net	—	—	1,592	308
Impairment charges on assets held for sale	—	(800)	(400)	(3,645)
Minority interest in income	(342)	(459)	(1,405)	(1,364)

Income from discontinued operations	$1,496	$94	$5,146	$53

As part of a settlement with a former tenant of a property in 2003, the Company was provided with a $750 promissory note. Payments were to be made to an escrow account maintained on the Company’s behalf by the secured lender on the property to serve as additional collateral on the loan. Payments received on the promissory note were substantially less than the scheduled amounts and as a result, the Company had fully reserved the balance of the amount due. A previously unrecognized receipt of a final payment of $460 in January 2004 was identified in the quarter ended June 30, 2005 in connection with the Company’s analysis of its escrow activity. Included in income from discontinued operations for the nine months ended September 30, 2005 is $502 which consists of the reversal of the previous $460 provision on the final payment and $42 of previously unrecognized accumulated interest. Also included in income from continuing operations for the nine months ended September 30, 2005 is $165 of previously unrecorded interest income from prior periods on escrow accounts held by secured lenders on other properties, which were also identified in connection with the Company’s analysis of its escrow accounts.
NOTE 7. Mortgage Financing Through Loan Securitization
The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders’ equity. As of September 30, 2006, the fair value of the Company’s subordinated interest was $7,518, reflecting an aggregate unrealized gain of $781 and cumulative net amortization of $502 ($87 for the nine months ended September 30, 2006). The fair value of the Company’s subordinated interest in CCMT is determined using a discounted cash flow model with assumptions for market rates and the credit quality of the underlying lessees.
One of the key variables in determining fair value of the subordinated interest in CCMT is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of the Company’s subordinated interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	September 30, 2006	change	change
Fair value of the Company’s interest in CCMT	$7,518	$7,224	$6,944
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
NOTE 8. Disclosures About Fair Value of Financial Instruments
The Company evaluates the fair value of its financial instruments, including available-for-sale securities, to determine whether any investment has experienced an other-than-temporary decline. If it is determined that an investment has experienced an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. In March 2005, the Company incurred a non-cash charge of $575 to reflect an other-than-temporary decline in the market value of one of its publicly traded investments based on a decline in the trading activity of this investment. No such impairment charges were incurred during the nine months ended September 30, 2006.
NOTE 9. Commitments and Contingencies
As of September 30, 2006, the Company was not involved in any material litigation.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(in thousands, except share and per share amounts)
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

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of September 30, 2006, our portfolio consisted of 114 properties leased to 44 tenants and totaling approximately 8.7 million square feet. We were formed in 1993 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Current developments include:
PROPOSED MERGER — On June 29, 2006, our board of directors and the board of directors of Corporate Property Associates 14 Incorporated (“CPA®:14”) announced that they each unanimously approved a merger transaction under which CPA®:14 will acquire our business, subject to the approval of our shareholders and those of CPA®:14. In connection with the merger, a registration statement on Form S-4 and a related joint proxy statement/prospectus was filed with the SEC which was declared effective by the SEC in October 2006. We and CPA®:14 have scheduled special shareholder meetings for November 30, 2006 to obtain shareholder approval for the merger and asset sale (described below). The closing of the merger is also subject to customary closing conditions. If the merger is approved, we currently expect that the closing will occur in the fourth quarter of 2006, although there can be no assurance of such approval or such timing.
If the merger and asset sale are approved, then immediately prior to the merger, each of our shareholders will receive a special cash distribution of at least $3.19 per share out of the proceeds of the sales of properties to the advisor and to third parties. In the merger, our shareholders generally have the right to elect to receive either $10.30 per share in cash or 0.8692 CPA®:14 shares for each one of our shares they own. The value of properties being sold and the exchange ratio are based in large part on a third party valuation of our properties and CPA®:14 as of December 31, 2005 and were subsequently adjusted to reflect the Starmark Holdings restructuring (see tenant activity below) but do not take into account any additional changes in value that may have occurred subsequent to December 31, 2005 or may occur prior to the completion of this transaction. If the merger is consummated, we will pay the advisor a fee of $25,379 in connection with the termination of the advisory agreements with the advisor and subordinated disposition fees of $24,418. We have expensed legal and other merger related fees totaling $1,960 during the nine months ended September 30, 2006.
In connection with the merger, the advisor initially agreed to purchase certain properties from us, at a price equal to the appraised value of these properties as of December 31, 2005. These properties all have remaining lease terms of eight years or less, which is shorter than the average lease term of CPA®:14’s portfolio of properties, and CPA®:14 consequently required that we sell these assets. The sale is subject to approval by our shareholders and contingent upon the approval of the merger by our shareholders and CPA®:14 shareholders. The original purchase price of $199,242 was to be reduced by specified amounts per property for third party sales that occurred prior to the merger. As a result of the properties sold to date, at the closing of the merger we expect to sell the remaining properties or interests in properties valued at approximately $130,506 to the advisor for approximately $74,780 in cash and the advisor’s assumption of approximately $55,726 in limited-recourse property-level debt. The advisor has entered into a contract to sell an additional property for approximately $4,125, which is below the property’s appraised value of $4,500. If this sale is completed prior to the merger, the advisor will make a payment to us for the difference between the appraised value and the sales price, net of fees and expenses.
In connection with the asset sale of properties or interests in properties to the advisor, the advisor also agreed that if any of the properties originally identified for inclusion in the asset sale are sold to third parties prior to the closing of the merger or within six months thereafter, our shareholders will receive the benefit of any excess, net of fees and expenses, over the agreed-upon sale price of

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
that property. As a result of a sale in October 2006 to a third party of a property jointly owned by CPA®:14 and us, our shareholders will receive, in addition to the originally planned special cash distribution of $3.00 per share at the closing of the merger, an additional distribution of $0.16 per share, and as a result of the sale of another property owned by us in October 2006 to a third party, our shareholders will receive a further distribution of $0.03 per share at the closing of the merger, with the result that the special cash distribution will total $3.19 per share. This amount is subject to increase if additional properties are sold in excess of the contract price.
Pursuant to the merger agreement, if shareholders holding more than 60% of our outstanding shares elect to receive cash in the merger, CPA®:14 and us have agreed to use an alternate merger to complete this transaction. The alternate merger is intended to result in a transaction that will be non-taxable to our shareholders who choose common stock regardless of the extent to which other shareholders elect to receive cash. In this alternate merger, both CPA®:14 and us will merge with separate subsidiaries of CPA:14 Holdings, Inc., a newly created holding company. Use of the alternate merger will not impact our asset sale to the advisor or the payment of the special cash distribution to our shareholders.
DISPOSITION ACTIVITY — In September 2006, we entered into a contract to sell four properties in California to a third party for approximately $98,700, inclusive of minority interest of approximately $28,750. An affiliate holds a 49.99% interest in one of the four properties. We completed the sale of this property in October 2006 and expect to recognize a gain of approximately $33,700, inclusive of minority interest of approximately $7,300. In connection with the sale, we repaid the outstanding mortgage obligation of approximately $28,600 in October 2006 and expect to incur a charge on the early extinguishment of debt of approximately $2,500, inclusive of minority interest of approximately $9,800 and $890, respectively.
In August 2006, we entered into contracts to sell properties in Pennsylvania, Texas and Massachusetts for an aggregate sale price of $29,125. We completed the sale of the Pennsylvania property in October 2006 and expect to recognize a gain of approximately $2,400 in the fourth quarter of 2006. We expect to complete the sale of the Massachusetts property in the fourth quarter of 2006, against which we had previously recognized impairment charges totaling $800, including $400 recognized during the nine months ended September 30, 2006. In connection with the proposed sale of the Massachusetts property, in October 2006, we repaid the outstanding mortgage obligation of approximately $2,300. In October 2006, the buyer of the Texas properties exercised its right to terminate the contract. We are continuing to market this property for sale.
TENANT ACTIVITY — In June 2006, the advisor’s asset operating committee approved a plan to restructure a master lease agreement with Starmark Holdings LLC (“Starmark Holdings”) (formerly the parent of Starmark) covering 15 properties owned by a venture between us and certain of our affiliates and leased to Starmark Holdings under a master lease agreement. We own a 15% interest in the venture and account for this investment under the equity method of accounting on our financial statements. Our interest in this investment had a carrying value of $20,988 as of September 30, 2006 and accounted for ($4,388) and $789 of (loss) income from equity investments in real estate for the nine months ended September 30, 2006 and 2005, respectively. The loss for the current nine-month period reflects the recognition of impairment charges and prepayment penalties and debt defeasance costs as described below.
Pursuant to the terms of the restructuring, the master lease agreement was amended to remove certain properties as a result of transactions completed during the three months ended September 30, 2006. During this period, six properties under the master lease agreement were re-leased to a Life Time fitness, Inc. (“Life Time”), a new tenant unaffiliated with Starmark Holdings, and Life Time entered into a commitment to provide $20,000 of improvements to these six properties. In connection with the restructuring, four properties formerly leased to Starmark Holdings were transferred to Life Time in exchange for Life Time’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. Such commitment is secured by letters of credit totaling $10,000. The venture has transferred title to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture recognized impairment charges totaling $6,300 during the nine months ended September 30, 2006 to reduce the carrying value of the four transferred properties to their estimated fair values. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to the tenant of $2,322 and through the release of security deposits and prepaid rent from Starmark Holdings totaling $7,678 (of which our pro rata share is $348 and $1,152, respectively). The $20,000 of improvements (of which our pro rata share is $3,000) are for the benefit of the venture and will be retained by the venture upon expiration of the lease. Cash amounts totaling $7,678 were released to the venture during the three months ended September 30, 2006; however, pursuant to the terms of an agreement between the venture and Starmark Holdings, Starmark Holdings retains certain rights to draw upon these amounts in order to fund their operations, and as a result, these amounts have been recorded as a liability until the contingency is released.
During the three months ended September 30, 2006, an additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark Holdings, on terms similar to the original lease with Starmark Holdings. Four remaining properties are currently leased to Starmark Holdings. The venture is continuing to evaluate various alternatives for these four remaining properties. During the current three month period, the venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
defeasance costs totaling $10,072, of which our pro rata share is $15,129 and $1,511, respectively. The venture expects to obtain new limited recourse financing of approximately $80,000 on the properties it has retained (of which our pro rata share is approximately $12,000).
The venture recognized impairment charges totaling $24,978 during the nine months ended September 30, 2006 including a charge of $18,678 to write off intangible assets on properties leased to Starmark and an impairment charge of $6,300 to reduce the carrying value of the four transferred properties to their estimated fair values. Our pro rata share of these impairment charges totaled $3,747.
Our pro rata share of the effects of the venture’s transactions will be reflected as part of (loss) income from equity investments in real estate in our statements of income in the periods described.
QUARTERLY DISTRIBUTION — In September 2006, our board of directors approved the 2006 third quarter distribution of $.2067 per share payable in October 2006 to shareholders of record as of September 30, 2006.
Current trends include:
We believe that low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple net leased real estate. The value of such investments has risen significantly in recent years. We believe that the proposed merger and related asset sale will, if approved, offer shareholders an opportunity to realize the full appreciation of our portfolio within the time period originally envisioned for providing shareholders with liquidity, namely eight to twelve years after the net proceeds of our initial public offering were substantially invested.
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
For the nine months ended September 30, 2006, cash flow generated from operations of $27,364 was sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and overall property appreciation. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities (as described in Financial Condition, below) to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily from long-term lease contracts. Such leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in assessing our ability to fund operating expenses, service our debt and fund distributions to stockholders.
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to stockholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Cash flows from financing activities primarily consist of the payment of distributions to stockholders, obtaining limited recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and the payment of mortgage principal amortization. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine months ended September 30,
	2006	2005
Rental income	$20,170	$19,879
Interest income from direct financing leases	1,345	1,313

	$21,515	$21,192

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Nine months ended September 30,
	2006	2005
Dick’s Sporting Goods, Inc.	$2,050	$2,050
Perry Graphic Communications, Inc. and Judd’s Incorporated	1,644	1,644
Westell Technologies, Inc.	1,488	1,488
Telos Corporation	1,345	1,313
Career Education Corporation	1,270	1,270
24 Hour Fitness	1,231	1,193
Silgan Containers Corporation	1,165	1,165
The Bon-Ton Stores, Inc.	1,131	1,083
Learning Care Group, Inc.	1,036	960
Jen-Coat, Inc.	968	968
Pacific Logistics, L.P.	829	799
Orbseal LLC	811	811
Remec, Inc. (formerly Spectrian Corporation)	775	726
Celadon Group, Inc.	731	711
Sunland Distribution, Inc.	721	719
Nutramax Products, Inc.	715	685
Randall International, Inc.	702	702
Garden Ridge Corporation	661	699
Rave Reviews Cinemas, LLC	640	640
Vermont Teddy Bear Co., Inc.	553	530
Other	1,049	1,036

	$21,515	$21,192

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 15% to 50%. Our share of net lease revenues in the following lease obligations were as follows:

	Nine months ended September 30,
	2006	2005
Carrefour France, SAS (a)	$3,284	$3,298
Advanced Micro Devices, Inc.	2,613	2,613
True Value Company	1,626	1,629
Special Devices, Inc.	1,614	1,549
Starmark Camhood, LLC (b)	1,543	1,830
Médica-France, SA (a)	1,426	1,383
Best Buy Co., Inc.	1,381	1,304
Sicor, Inc.	1,254	1,254
The Upper Deck Company	1,162	1,089
Compucom Systems, Inc.	1,137	1,110
Del Monte Corporation	1,108	1,104
McLane Company Foodservice, Inc.	1,100	1,080
Textron, Inc.	1,013	995
ShopRite Supermarkets, Inc.	827	832
The Retail Distribution Group, Inc.	242	248

	$21,330	$21,318

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	In June 2006, the advisor approved a restructuring plan agreement with Starmark. Amounts exclude the operations of four properties that were transferred to a third party and subsequently reclassified as discontinued operations. See Current Developments section above.
RESULTS OF OPERATIONS
Lease Revenues
For the three and nine months ended September 30, 2006 as compared to the comparable 2005 periods, lease revenues (rental income and interest income from direct financing leases) increased by $141 and $323, respectively, primarily due to scheduled rent increases at several properties.
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
General and Administrative Expenses
For the three and nine months ended September 30, 2006 as compared to the comparable 2005 periods, general and administrative expenses increased by $1,438 and $2,119, respectively, primarily due to expenses incurred in connection with the proposed merger with CPA®:14. Such expenses totaled $1,415 and $1,960 for the current three and nine month periods, respectively.
Impairment Charge
No impairment charges were recognized during the three months ended September 30, 2006 and 2005. Other than the impairment charge recognized within an equity investment as described in Income from Equity Investments in Real Estate below, we did not incur any impairment charges on assets held for use during the nine months ended September 30, 2006. Impairment charges for the nine months ended September 30, 2005 were comprised of a charge of $575 to reflect an other-than-temporary decline in the market value of one of our publicly traded investments.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended September 30, 2006 and 2005, income from equity investments in real estate decreased by $1,233. This decrease is primarily due to the recognition of our pro rata share of the prepayment penalties and debt defeasance costs related to the prepayment/defeasance of the Starmark Holdings mortgage, which totaled $1,511 (see Current Developments and Trends, above). These decreases were partially offset by rent increases at several properties and a reduction in interest expense as a result of making scheduled principal mortgage payments.
For the nine months ended September 30, 2006 and 2005, income from equity investments in real estate decreased by $4,499, primarily due to the same factors described above as well as the recognition of our pro rata share of impairment charges totaling $3,747 against the Starmark Holdings properties (see Current Developments and Trends, above). Our pro rata share of the prepayment penalties and debt defeasance costs related to the prepayment/defeasance of the Starmark Holdings mortgage was $1,511 and was partially offset by rent increases at several properties and a reduction in interest expense as a result of making scheduled principal mortgage payments.
Gain (Loss) on Foreign Currency Transactions and Warrants, Net
For the three months ended September 30, 2006, we recognized a gain on foreign currency transactions and warrants, net, of $140 as compared with a loss of $139 for the comparable period in 2005. During the current period, we recognized a net gain of $114 on foreign currency transactions, as compared with a gain of $6 in the comparable prior period, primarily due to the weakening of the U.S. dollar against the Euro in the current period as compared with the comparable period in 2005. During the three months ended September 30, 2006, we recognized a net gain on warrants of $26 as compared with a net loss of $145 for the comparable prior period due to an increase in valuation of certain common stock warrants.
For the nine months ended September 30, 2006, we recognized a gain on foreign currency transactions and warrants, net, of $845 as compared with a loss of $1,432 for the comparable period in 2005. During the current period, we recognized a net gain of $680 on foreign currency transactions, as compared with a loss of $1,352 in the comparable prior period, primarily due to the relative weakening of the U.S. dollar as compared with its strengthening during the comparable period in 2005. We also benefited from the recognition of an unrealized net gain on warrants of $165 as compared with a net loss of $79 for the comparable prior period as a result of the increase in valuation of certain common stock warrants.
Income from Discontinued Operations
For the three months ended September 30, 2006, we recognized income from discontinued operations of $1,496 primarily due to the results of operations of several properties which are held for sale as of September 30, 2006. For the three months ended September 30, 2005, we recognized income from discontinued operations of $94 which reflects income from operations of properties held for sale during that period totaling $1,353, partially offset by income attributable to a minority interest partner of $459 and by an $800 impairment charged recognized against a property in California which was subsequently sold.
For the nine months ended September 30, 2006, we recognized income from discontinued operations of $5,146 primarily due to the income of $5,359 generated by several properties which are held for sale as of September 30, 2006 and the recognition of net gains on the sale of properties in California and New Jersey of $1,592, partially offset by income attributable to a minority interest partner of $1,405 and an impairment charge of $400. For the nine months ended September 30, 2005, we recognized income from discontinued operations of $53, primarily due to results of operations of several properties which are held for sale as of September 30, 2006 which were partially offset by impairment charges totaling $3,645 and income attributable to a minority interest partner.
Net Income
For the three months ended September 30, 2006 and 2005, net income decreased $746. This reduction is primarily the result of merger-related expenses incurred in the current year period totaling $1,415 and a reduction in income from equity investments in real

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
estate of $1,233 related primarily to our pro rata share of prepayment penalties and defeasance costs related to the Starmark Holdings investment. These reductions to net income were partially offset by an increase in the income generated from assets held for sale totaling $1,402 and by an increase in net gains on foreign currency and warrants of $279. These variances are described above.
For the nine months ended September 30, 2006 and 2005, net income increased by $2,138. This increase is primarily due to the non-recurrence of impairment charges totaling $3,245 which were recognized in the prior year period, an increase in net gains on foreign currency and warrants of $2,277, and the recognition of a net gain totaling $1,592 on properties sold. These increases were partially offset by the recognition of our pro rata share of prepayment penalties and defeasance costs and impairment charges related to the Starmark Holdings investment totaling $5,258 and merger-related costs of $1,960 incurred in the current year period. These variances are described above.
FINANCIAL CONDITION
Uses of Cash During the Period
There has been no material change in our financial condition since December 31, 2005. Cash and cash equivalents totaled $9,238 as of September 30, 2006, a decrease of $4,456 from the December 31, 2005 balance. We believe that we have sufficient cash balances to meet our existing working capital needs; however, our ability to sustain our distribution on a long-term basis will be affected by several factors, including our ability to reinvest the proceeds from recent and proposed property sales in new income-producing investments, our success in addressing the potential adverse impact of properties which may underperform in the future and the annual decision of the advisor whether to receive payment for fees in restricted common stock or cash in the future. As discussed below, the advisor elected to receive the base management fee in cash in 2006, and we expect that such an election in 2007 would continue to have an adverse impact on cash flow from operating activities.
OPERATING ACTIVITIES — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the nine months ended September 30, 2006, cash flow from operations of $27,364 was sufficient to pay distributions to shareholders of $19,265, meet scheduled mortgage principal installments of $3,997 and distribute $1,085 to the minority interest partner. In April 2006, we received escrow funds of $3,100 released by the lender following the completion of the sale of our Piscataway, New Jersey property. During 2006, the advisor elected to receive base asset management fees in cash while performance fees will continue to be paid through the issuance of restricted common stock. As a result of this election, we paid fees of $2,792 during the first nine months of 2006 in cash rather than through the issuance of common stock, as was the case in 2005. We expect that this election will have a negative impact on cash flows for the remainder of 2006, as the advisor makes an annual election regarding how it collects fees. If the merger is not completed, there is no assurance that cash flow from operating activities will be sufficient to meet our operating and distribution objectives for an extended period and, therefore, management will continue to assess whether the current distribution rate can be maintained.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate transactions (purchases and sales), contributions to and distributions from our equity investments in real estate, payment of our annual installment of deferred acquisition fees and capitalized property related costs. During the three months ended September 30, 2006, we contributed $16,640 to our investment in the Starmark Holdings venture, which used the funds to prepay/defease the existing mortgage and pay related prepayment penalties and debt defeasance costs (see Current Developments and Trends above). Proceeds from the sales of our properties in Piscataway, New Jersey and Sunnyvale, California in March 2006 and May 2006, respectively, totaled $13,665. The annual installment of deferred acquisition fees, which was paid in January 2006, was $1,249. Included in distributions received in excess of equity income in real estate is $1,152 related to the release of security deposits and prepaid rent from Starmark Holdings which may be used to fund improvements at certain properties formerly leased to Starmark Holdings.
FINANCING ACTIVITIES — In addition to making scheduled mortgage principal payments, paying distributions to shareholders and the minority partner, we repaid a mortgage obligation of $5,238 during the nine months ended September 30, 2006. We also used $2,676 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations, and obtained $1,907 as a result of issuing shares through our Dividend Reinvestment and Share Purchase Plan.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
Cash Resources
As of September 30, 2006, we had $9,238 in cash and cash equivalents that can be used for working capital needs and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $32,785 as of September 30, 2006.
If the merger with CPA®:14 is not completed, we expect that cash flows from operating activities in the next twelve months will be affected by several factors, including:
—	The sale of investments in California and Pennsylvania in October 2006 will result in a reduction to annual operating cash flows (rental income less property-level debt service) of approximately $5,500, including annual distributions to the minority interest partner of approximately $1,500. In addition, if the proposed sales of two additional properties in Texas and Massachusetts are completed, annual operating cash flows would decrease by approximately $2,000.

—	The advisor’s election in 2006 to receive base asset management fees in cash will result in fees of approximately $900 being paid in cash rather than restricted common stock in the fourth quarter of 2006.

—	Scheduled rent increases on several properties during 2006 and 2007 should result in additional cash from operations.
Cash Requirements
If the proposed merger is approved by our shareholders and those of CPA®:14, we would receive approximately $74,780 from the advisor related to its purchase of certain of our properties or interests in properties from us. In October 2006, we received proceeds of approximately $72,000 (inclusive of minority interest of approximately $17,400) in connection with the sale of certain properties in California and Pennsylvania. These proceeds along with existing cash resources would be used to distribute approximately $99,432 (based on the number of shares outstanding at September 30, 2006) in connection with cash distributions totaling $3.19 per share and $49,798 to the advisor for disposition and termination fees in connection with our planned liquidation.
In the event the merger is not completed, our cash requirements during the next twelve months will include scheduled mortgage principal payment installments, paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. Our pro rata share of landlord improvements on the Starmark Holdings properties is estimated to be approximately $1,848 over the next twelve months. Our next scheduled mortgage balloon payment is in November 2007 for $2,291.
Summary of Financing
The table below summarizes our mortgage notes payable as of September 30, 2006 and 2005, respectively.

	September 30,
	2006	2005
Balance:
Fixed rate	$140,846	$166,186
Variable rate	—	—

Total	$140,846	$166,186

Weighted average interest rate at end of period:
Fixed rate	7.39%	7.45%

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of September 30, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 year	1—3 years	3—5 years	More than 5 years
Mortgage notes payable — Principal	$140,846	$7,893	$45,049	$42,983	$44,921
Mortgage notes payable — Interest	41,553	10,361	17,797	10,996	2,399
Deferred acquisition fees due to affiliates — Principal	2,734	855	1,069	676	134
Deferred acquisition fees due to affiliates — Interest	509	191	221	86	11
Subordinated disposition fees (1)	2,349	2,349	—	—	—
Property improvements (2)	3,000	1,848	1,152	—	—
Operating leases (3)	2,327	149	457	468	1,253

	$193,318	$23,646	$65,745	$55,209	$48,718

(1)	Payable to the advisor in connection with a liquidity event, subject to meeting contingencies. In June 2006, the board of directors passed a resolution unanimously approving a merger with CPA®:14. In October 2006, the registration statement on Form S-4 and the related joint proxy statement/prospectus filed with the SEC was declared effective by the SEC (see Current Developments and Trends above).

(2)	Represents our pro rata share of landlord improvements on the Starmark Holdings properties (see Current Developments and Trends above).

(3)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

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
We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2006, our interests in CCMT had a fair value of $7,518. We also own marketable equity securities of Proterion Corporation and Sentry Technology Corporation, which based on their quoted per share prices had a fair value of $60 as of September 30, 2006.
All of our long-term debt is limited recourse, bears interest at fixed rates and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates. The annual interest rates on our fixed rate debt as of September 30, 2006 ranged from 5.15% to 8.75%.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed rate debt	$1,375	$10,142	$22,475	$20,290	$14,942	$71,622	$140,846	$139,958
Weighted average interest rate	7.19%	7.20%	6.67%	8.36%	7.40%	7.38%
A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at September 30, 2006 by approximately $4,526.
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
Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of September 30, 2006. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and regulations.
There have been no changes during the third quarter of 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
PART II
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	For the quarter ended September 30, 2006, 70,061 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at $13.30 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value) of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2006 Period	shares purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
July	117,212	$12.63	N/A	N/A
August	1,720	$12.63	N/A	N/A
September	—	$—	N/A	N/A

Total	118,932

(1)	All shares were purchased pursuant to our redemption plan. In February 1996, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
ITEM 6. — EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 12 INCORPORATED
11/14/2006	By:	/s/ Mark J. DeCesaris
Date		Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

11/14/2006	By:	/s/ Claude Fernandez
Date		Claude Fernandez
Managing Director and Chief Accounting Officer (Principal Accounting Officer)